Form 10-Q
period 2008-09-30
WINTON FUTURES FUND LP (US)
filed 2008-11-13
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission file number:  000-53348

WINTON FUTURES FUND, L.P. (US)
(Exact name of registrant as specified in its charter)

COLORADO	84-1496732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC. 1202 Bergen Parkway, Suite 212 Evergreen, Colorado 80439
(Address of Principal Executive Offices)
(858) 459-7040
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes  ☐ No  ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2008 (Unaudited) and DECEMBER 31, 2007 (Audited)
_______________

	2008	2007
ASSETS
Equity in Newedge USA, LLC account
Cash	$76,861,652	$25,952,767
Unrealized gain on open commodity futures contracts	84,475	1,354,533
Interest receivable	29,000	53,503

	76,975,127	27,360,803

Cash and cash equivalents	1,096,997	84,729,844
Investment securities at value (cost - $151,049,871)	150,771,124	0
Interest receivable	700,039	0
Other assets	0	1,125

Total assets	$229,543,287	$112,091,772

LIABILITIES
Commissions payable	$21,732	$31,362
Management fee payable	248,647	115,550
Administrative fee payable	6,649	0
Service fees payable	185,535	59,483
Incentive fee payable	14,473	988,849
Redemptions payable	12,261,976	4,725,873
Subscriptions received in advance	8,584,409	10,612,046
Other liabilities	75,001	43,748

Total liabilities	21,398,422	16,576,911

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,118	2,899
Limited Partners	208,141,747	95,511,962

Total partners’ capital (Net Asset Value)	208,144,865	95,514,861

Total liabilities and partners’ capital	$229,543,287	$112,091,772

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2008 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$ 6,000,000	4/14/2010	Federal Farm Credit Bank, 3.05%	$5,977,500	2.87%
5,000,000	10/7/2009	Federal Farm Credit Bank, 2.75%	4,962,500	2.38%
5,000,000	10/7/2009	Federal Farm Credit Bank, 2.625%	4,950,000	2.38%
4,000,000	5/12/2009	Federal Farm Credit Bank, 2.45%	3,981,240	1.91%
4,000,000	7/10/2009	Federal Home Loan Bank, 2.615% until 10/10/08	3,993,400	1.92%
3,250,000	5/1/2009	Federal Home Loan Bank, 2.611% until 11/01/08	3,243,500	1.56%
3,600,000	5/20/2009	Federal Home Loan Bank, 2.63% until 11/20/08	3,590,676	1.73%
2,800,000	11/20/2009	Federal Home Loan Bank, 2.63% until 11/20/08	2,789,892	1.34%
5,000,000	2/19/2010	Federal Home Loan Bank, 3.15%	4,985,950	2.40%
5,000,000	8/21/2009	Federal Home Loan Bank, 3.118% until 10/21/08	4,994,000	2.40%
6,000,000	2/26/2010	Federal Home Loan Bank, 3.05%	5,977,500	2.87%
5,000,000	4/28/2009	Federal Home Loan Bank, 2.50%	4,979,700	2.39%
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	4,981,250	2.39%
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	3,986,240	1.92%
8,000,000	6/30/2009	Federal Home Loan Bank, 2.90%	7,982,480	3.84%
8,000,000	12/30/2009	Federal Home Loan Bank, 3.25%	8,000,000	3.84%
5,000,000	3/4/2010	Federal Home Loan Bank, 3.10%	4,987,500	2.40%
14,875,000	10/1/2008	Federal Home Loan Bank Disc Note, 1.75%	14,869,938	7.14%

Total U.S. Government Agency Bonds and Notes (cost - $99,512,013)			99,233,266	47.68%

Corporate Notes
$ 15,000,000	10/7/2008	General Electric Capital Corp Note, 2.20%	15,000,000	7.21%
15,256,000	10/1/2008	HSBC Finance Corp Note, 2.25%	15,256,000	7.33%
6,285,000	10/9/2008	JP Morgan Chase & Co Disc Note, 2.00%	6,281,858	3.02%
15,000,000	10/7/2008	Prudential Funding Corp Note, 2.10%	15,000,000	7.21%

Total Corporate Notes (cost - $51,537,858)			51,537,858	24.77%

Total investment securities - United States (cost - $151,049,871)			$150,771,124	72.45%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
SEPTEMBER 30, 2008 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Dec 08 - Dec 09	228	$(1,319,316)	(0.63)%
Currencies	Dec 08 - Mar 10	1,018	(55,796)	(0.03)%
Energy	Oct 08 - Jan 09	65	(213,977)	(0.10)%
Interest Rates	Dec 08 - Mar 10	115	(2,846)	0.00%
Metals	Nov 08 - Dec 08	5	(16,606)	(0.01)%
Stock Indices	Oct 08 - Dec 08	15	(4,479)	0.00%
Treasury Rates	Dec 08 - Sep 09	636	(63,270)	(0.03)%

Total long futures contracts		2,082	(1,676,290)	(0.80)%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 08 - Jun 09	142	392,401	0.19%
Currencies	Oct 08 - Mar 09	735	99,608	0.05%
Energy	Nov-08	17	46,340	0.02%
Interest Rates	Dec 08 - Sep 09	227	(224,582)	(0.11)%
Metals	Nov 08 - Jan 09	87	511,320	0.25%
Stock Indices	Oct 08 - Dec 08	339	935,678	0.45%

Total short futures contracts		1,547	1,760,765	0.85%

BALANCES, SEPTEMBER 30, 2008		3,629	$84,475	0.05%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
DECEMBER 31, 2007 (Audited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan - Dec 08	684	$1,060,910	1.11%
Currencies	Mar 08 - Jun 09	2,218	64,435	0.07%
Energy	Jan - Apr 08	125	537,853	0.56%
Interest Rates	Jan 08 - Jun 09	320	(55,484)	(0.06)%
Metals	Jan - Apr 08	223	(202,035)	(0.21)%
Stock Indices	Jan - Mar 08	476	16,876	0.02%
Treasury Rates	Mar-08	515	(103,751)	(0.11)%

Total long futures contracts		4,561	1,318,804	1.38%

SHORT FUTURES CONTRACTS:
Agriculture	Feb - May 08	171	(147,729)	(0.15)%
Currencies	Mar-08	47	(40,394)	(0.04)%
Energy	Feb-08	25	(63,820)	(0.07)%
Interest Rates	Mar 08 - Mar 09	371	(36,278)	(0.04)%
Metals	Jan - Mar 08	108	307,743	0.32%
Stock Indices	Mar-08	8	18,379	0.02%
Treasury Rates	Mar-08	76	(2,172)	0.00%

Total short futures contracts		806	35,729	0.04%

BALANCES, DECEMBER 31, 2007		5,367	$1,354,533	1.42%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Gain (Loss) on trading of
commodity futures contracts
Realized	$(8,183,891)	$(1,620,768)	$13,598,216	$4,776,608
Change in unrealized	(7,827,198)	5,725,908	(1,270,058)	4,552,021
Brokerage commissions	(141,601)	(132,994)	(396,715)	(532,288)

Gain (loss) from trading futures	(16,152,690)	3,972,146	11,931,443	8,796,341

Gain (Loss) on trading of securities
Realized	162	0	162	0
Change in unrealized	(278,747)	0	(278,747)	0

Gain (loss) from trading securities	(278,585)	0	(278,585)	0

Total trading gains (losses)	(16,431,275)	3,972,146	11,652,858	8,796,341

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,120,176	1,078,631	3,053,004	2,740,492

Expenses
Management fee	706,380	310,476	1,641,201	834,510
Administrative fee	12,683	0	12,683	0
Service fees	539,485	143,340	1,219,259	365,437
Incentive fee	14,473	804,497	5,631,196	1,776,815
Professional fees	136,704	43,500	221,317	127,495

Total expenses	1,409,725	1,301,813	8,725,656	3,104,257

Net investment (loss)	(289,549)	(223,182)	(5,672,652)	(363,765)

NET INCOME (LOSS)	$(16,720,824)	$3,748,964	$5,980,206	$8,432,576

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)
_______________
		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2007	$95,514,861	$35,501,499	$50,243,852	$9,766,611	$0	$0	$0	$2,899

Transfers	0	(3,402,661)	(63,975,368)	0	22,062	(22,062)	67,378,029	0

Capital additions	138,893,933	64,322,008	32,627,859	0	14,763,397	10,230,667	16,950,002	0

Capital withdrawals	(32,138,981)	(1,740,410)	(13,737,386)	(3,837,000)	(60,289)	0	(12,763,896)	0

Net income (loss) for the nine months
ended September 30, 2008	5,980,206	1,731,766	9,804,997	827,673	(490,464)	(248,702)	(5,645,285)	221

Offering costs	(105,154)	(53,702)	(27,451)	(5,471)	(1,240)	(766)	(16,522)	(2)

Balances at September 30, 2008	$208,144,865	$96,358,500	$14,936,503	$6,751,813	$14,233,466	$9,959,137	$65,902,328	$3,118

Balances at December 31, 2006	$57,161,095	$16,714,934	$31,527,995	$8,915,623	$0	$0	$0	$2,543

Transfers	0	0	0	0	0	0	0	0

Capital additions	35,710,764	13,601,764	21,679,000	430,000	0	0	0	0

Capital withdrawals	(8,668,499)	(1,934,885)	(5,513,614)	(1,220,000)	0	0	0	0

Net income for the nine months
ended September 30, 2007	8,432,576	2,593,167	5,027,779	811,399	0	0	0	231

Offering costs	(1,300)	(405)	(758)	(137)	0	0	0	0

Balances at September 30, 2007	$92,634,636	$30,974,575	$52,720,402	$8,936,885	$0	$0	$0	$2,774

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the First Amended Agreement of Limited Partnership (“Agreement”).  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a APM Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classifications of Cash Flows from Certain Securities Acquired for Resale.”

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions.

Fair Value

Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement.  FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:  quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3).

The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

The following summarizes the Partnership’s assets and liabilities accounted for at fair value at September 30, 2008 using the fair value hierarchy of FAS 157:

Futures contracts (Level 1)	$ 84,475
U.S. Government agency obligations (Level 1)	$ 99,233,266
Corporate Notes (Level 2)	$ 51,537,858

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Futures Contracts

Gains or losses are realized when contracts are liquidated.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition.  Futures contracts are valued using the primary exchange’s closing price (Level 1).  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures contracts include other trading fees and are charged to expense when contracts are opened.

Investment Securities

United States government agency securities are generally valued based on quoted prices in active markets (Level 1).  Corporate notes are generally valued at cost given their short duration from the time of purchase (Level 2).

Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction. Interest income is recorded on the accrual basis.

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer being issued to limited partners.   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Accounts and Allocation of Income and Losses (continued)

Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Agreement.  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports his allocable share of income, gain, loss, deductions or credits on their own income tax return.

Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.

NOTE 2 -     AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership’s trading activities are conducted pursuant to an advisory contract with Winton Capital Management Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) of the Partnership’s management fee net asset value (as defined) for Class A, Class B, and Institutional Interests.  In addition, the Advisor also receives a monthly management fee equal to 0.083% (1.00% annually) of the Partnership’s management fee net asset value (as defined) for each Class B Interest admitted to the Partnership prior to July 1, 2008 (i.e., Original Class B Interests).  Total management fees earned by the Advisor for the nine months ended September 30, 2008 and 2007 were $610,075 and $343,147, respectively.  Such management fees for the three months ended September 30, 2008 and 2007 were $263,633 and $129,063, respectively.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -   AGREEMENTS AND RELATED PARTIES (CONTINUED)

Brokerage Agreements

Newedge USA, LLC (formerly Fimat USA, LLC) became the Partnership’s commodity broker (the “Clearing Broker”) during 2007, pursuant to the terms of a brokerage agreement.  Prior to Newedge USA, LLC, Man Financial Inc. acted as the Partnership’s commodity broker.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.125% (1.5% annually) for Special Interests of the Partnership’s management fee net asset value (as defined).  Effective July 1, 2008, the General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership’s management fee net asset value (as defined).  The General Partner may declare any limited partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other limited partners.

Total management fees earned by the General Partner, net of management fees paid to the Advisor, for the nine months ended September 30, 2008 and 2007 were $1,031,126 and $491,363, respectively.  Such management fees for the three months ended September 30, 2008 and 2007 were $442,747 and $181,413, respectively.  Management fees payable to the General Partner as of September 30, 2008 and December 31, 2007 were $151,407 and $115,550, respectively.

Administrative Fee

Effective July 1, 2008, the General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership’s management fee net asset value (as defined) attributable to Class A and Class B Interests.

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -   AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the nine months ended September 30, 2008 and 2007, commissions and continuing compensation received by Altegris amounted to $1,132,373 and $597,067, respectively. Such commissions and continuing compensation received by Altegris for the three months ended September 30, 2008 and 2007 amounted to $504,147 and $191,557, respectively.

Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner.

NOTE 3 -   FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk).

All of the contracts currently traded by the Partnership are exchange traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties.  However if, in the future, the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -    FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Partnership bears the risk of financial failure by the Clearing Broker.

The Partnership’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

The Partnership has cash with Wilmington Trust Company (Custodian) in excess of the FDIC insurance coverage of $250,000.  At September 30, 2008, the Partnership had $846,997 in excess of the FDIC insurance coverage limit which is subject to loss should the Custodian become insolvent. In August 2008, the Partnership expanded their agreement with the Custodian to include cash management services for cash not held with the Clearing broker.  The Partnership has a substantial portion of its assets on deposits with the Custodian in U.S. Government agency bonds and notes and Corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer.  Such bonds and notes are also particularly sensitive to changes in interest rates and economic conditions.

NOTE 4 -    INDEMNIFICATIONS

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred.  The Partnership expects the risk of any future obligation under these indemnifications to be remote.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -       FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended
	September 30, 2008
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(7.78%)	(7.56%)	(7.50%)	(8.24%)	(7.79%)	(7.56%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.04%	2.09%	1.84%	4.88%	2.91%	2.09%
Incentive fees (4)	0.00%	0.00%	0.00%	0.04%	0.07%	0.01%

Total expenses	3.04%	2.09%	1.84%	4.92%	2.98%	2.10%

Net investment income (loss) (1) (2) (3)	(0.97%)	(0.02%)	0.23%	(2.81%)	(0.84%)	(0.02%)

	Three months ended
	September 30, 2007
	Original	Original	Special
	Class A	Class B	Interests

Total return for Limited Partners (4)	3.89%	4.21%	4.28%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	2.98%	1.95%	1.70%
Incentive fees (4)	0.99%	0.87%	0.88%

Total expenses	3.97%	2.82%	2.58%

Net investment income (1) (2) (3)	1.90%	2.94%	3.19%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Class A and Class B Interests were first issued effective July 1, 2008. Original Class B Interests were renamed as “Institutional Interests” effective July 1, 2008.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -                                FINANCIAL HIGHLIGHTS (CONTINUED)

	Nine months ended
	September 30, 2008
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	7.50%	8.35%	8.56%	(8.24%)	(7.79%)	(7.56%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.03%	1.94%	1.71%	4.88%	2.91%	2.09%
Incentive fees (4)	3.25%	5.21%	4.00%	0.04%	0.07%	0.01%

Total expenses	6.28%	7.15%	5.71%	4.92%	2.98%	2.10%

Net investment income (loss) (1) (2) (3)	(0.67%)	0.69%	0.81%	(2.81%)	(0.84%)	(0.02%)

	Nine months ended
	September 30, 2007
	Original	Original	Special
	Class A	Class B	Interests

Total return for Limited Partners (4)	8.72%	9.74%	10.13%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	2.99%	1.97%	1.72%
Incentive fees (4)	2.41%	2.27%	1.83%

Total expenses	5.40%	4.24%	3.55%

Net investment income (1) (2) (3)	1.66%	2.68%	2.90%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Class A and Class B Interests were first issued effective July 1, 2008. Original Class B Interests were renamed as “Institutional Interests” effective July 1, 2008.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are withdrawn to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of Partnership assets not used for margin and held at the Partnership's custodian are invested in liquid,  high quality securities.  Through September 30, 2008 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership’s Advisor on behalf of the Partnership.

Capital Resources

Interests may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Partnership should not have a significant impact on its operations, as the Partnership has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the Partnership’s trading positions should increase or decrease in approximate proportion to the size of the Partnership.

The Partnership raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.

The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Partnership’s Futures Commission Merchants (“FCMs”) and brokers may require margin in excess of minimum exchange requirements.

All of the contracts currently traded by the Advisor on behalf of the Partnership are exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Partnership must rely solely on the credit of its respective trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the exchange.  In the future, the Partnership anticipates that it will enter into non-exchange traded foreign currency contracts and be subject to the credit risk associated with counterparty nonperformance.

The Partnership bears the risk of financial failure by the Clearing Broker, Newedge Alternative Strategies, Inc. or other clearing brokers or counterparties with which it trades.

Results of Operations

Performance Summary

The Partnership’s success depends primarily upon the Advisor’s ability to recognize and capitalize on market trends in the different and varied sectors of the global commodity futures market in which it trades.  The Partnership is designed to produce long-term capital appreciation through growth, and not current income.  The past performance of the Partnership is not necessarily indicative of future results.

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

PART I – FINANCIAL INFORMATION (continued)

Three Months Ended September 30, 2008

The Partnership experienced a net loss of $16,720,824 for the third quarter of 2008.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized losses of $16,152,690, while brokerage commissions of $141,601 were incurred. Trading of securities for cash management purposes achieved net realized and unrealized losses of $278,585 during the period.  During the third quarter, the Partnership incurred total expenses of $1,409,725, including $14,473 in incentive fees, $706,380 in management fees, and $688,872 in administrative, service and professional fees.  The Partnership earned $1,120,176 in interest income during the third quarter of 2008.

The Partnership experienced trading losses in each of the three months ended September 30, 2008. A loss in July occurred as volatility returned to the commodity markets, with both the energy and grain sectors experiencing dramatic price fluctuations, and grain sectors falling significantly.  The Partnership again experienced losses in August, although less dramatically than in the previous month.  Profits were realized from a long bias in fixed income sectors, but suffered in the currency sector as the long-standing negative trend in the U.S. dollar reversed.  With these two financial sectors offsetting each other, the net decline in August came from commodities – primarily crude oil, precious metals and grains.  In September, the Partnership experienced a small net decline amidst high volatility and sizeable losses in some sectors were offset by sizeable profits elsewhere in the portfolio. Losses in September were recorded in commodities and currencies as the dollar’s violent rally and accompanying commodity sell off continued to inflict damage on residual exposures. These were almost offset by erratic declines in stock indices and renewed strength in government bonds worldwide.

Three Months Ended September 30, 2007

The Partnership experienced net income of $3,748,964 for the third quarter of 2007.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized gains of $3,972,146, while brokerage commissions of $132,994 were incurred.  During the third quarter, the Partnership incurred total expenses of $1,301,813, including $804,497 in incentive fees, $310,476 in management fees, and $186,840 in service and professional fees.  The Partnership earned $1,078,631 in interest income during the third quarter of 2007.

The main losses for the month of July were posted in the equity index and interest rate sectors as investors began scaling back their risk appetite – leading to a 3.6% drop in the S&P 500 Index for July and a sizeable reduction in expected year-end U.S. interest rates.  Currency markets endured significant volatility in the month of August, with the New Zealand and Australian Dollars in particular coming under severe pressure.  As a result, currencies posted the biggest loss for the Partnership in August.  This effect was partly offset by strong gains in the fixed income sector as the markets re-assessed the ripple effects of continuing trouble in the credit markets.  In September, the continued weakness in the U.S. Dollar led to strong gains in the Partnership’s currency trades. Similar outperformance was seen in the grain markets, where government crop reports highlighting global supply constraints supported rising commodity prices.

Nine Months Ended September 30, 2008

The Partnership experienced net income of $5,980,206 for the nine months ended September 30, 2008.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized gains of $11,931,443, while brokerage commissions of $396,715 were incurred. Trading of securities for cash management purposes achieved net realized and unrealized losses of $278,585 during the period.  During the period, the Partnership incurred total expenses of $8,725,656, including $5,631,196 in incentive fees, $1,641,201 in management fees, and $1,453,259 in administrative, service and professional fees.  The Partnership earned $3,053,004 in interest income during the nine months ended September 30, 2008.

Third Quarter 2008.  A loss in July of 2008 occurred as volatility returned to the commodity markets, with both the energy and grain sectors experiencing dramatic price fluctuations, and grain sectors falling significantly.  The Partnership again experienced losses in August, although less dramatically than in the previous month.  Profits were realized from a long bias in fixed income sectors, but suffered in the currency sector as the long-standing negative trend in the U.S. dollar reversed.  With these two financial sectors offsetting each other, the net decline in August came from commodities – primarily crude oil, precious metals and grains.  In September, the Partnership

PART I – FINANCIAL INFORMATION (continued)

experienced a small net decline amidst high volatility and sizeable losses in some sectors were offset by sizeable profits elsewhere in the portfolio. Losses in September were recorded in commodities and currencies as the dollar’s violent rally and accompanying commodity sell off continued to inflict damage on residual exposures. These were almost offset by erratic declines in stock indices and renewed strength in government bonds worldwide.

Second Quarter 2008.  April 2008 saw performance dip slightly negative, although energy was a stand out performer, with the crude oil, unleaded gasoline and natural gas markets all contributing. It was also a profitable month in grains.  However, the U.S. Dollar became somewhat range-bound while equities rallied against the Partnership’s overall small net short position.  Low exposure to considerable gyrations in short-term interest rates had little effect, but long-term bonds proved less successful.  Performance was positive in May of 2008, following small declines in March and April.  Five out of the nine sectors traded showed positive returns. The continued boom in crude oil prices dominated the month, and gold in particular resumed its uptrend, as did a number of base metals. Grains were mixed, tending to net against each other.  Small profits in short-term interest rates and currencies were offset by equivalent losses in bonds and equities. The Partnership’s position in equities remained small during the period.  June of 2008 saw a sharp decline in global equity markets, as a technical bear market looked to be in place in the United States.  However, the Partnership was well positioned to benefit from these conditions, with equity indices accounting for nearly half the month’s positive return.  Commodity markets, in particular crude oil and grains, made significant contributions for the month.

First Quarter 2008.   January of 2008 saw a sharp decline in equities mirrored by rises in bonds and interest rate futures.  The Partnership’s exposure to the equity indices was small and decreased during the month, and was more than offset by long positions in interest rate futures that were the source of a major portion of the Partnership’s profits.  Sharply lower U.S. interest rates and rises in gold and agricultural and other commodity also benefited the portfolio’s established long positions, while offsetting losses were recorded in the energy sector.  Commodity markets experienced renewed strength in February.  The Partnership’s long positions in grains, metals and energy all made positive contributions, while the U.S. Dollar renewed its overall decline towards the end of the month, causing the Partnership to profit from its long exposure to the Euro.  The Partnership lost ground in March against a background of acute and rising volatility across many markets and tightened liquidity.  Profits in March came from the currency and grain sectors, while intra-month spikes in gold and energy prices caused losses for the Partnership’s metal and energy sector positions. Trading in most other sectors was flat, with losing sectors effectively cancelling out profitable ones.

Nine Months Ended September 30, 2007

The Partnership experienced net income of $8,432,576 for the nine months ended September 30, 2007.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized gains of $8,796,341, while brokerage commissions of $532,288 were incurred.  During the third quarter, the Partnership incurred total expenses of $3,104,257, including $1,776,815 in incentive fees, $834,510 in management fees, and $492,932 in service and professional fees.  The Partnership earned $2,740,492 in interest income during the nine months ended September 30, 2007.

Third Quarter 2007.  The main losses for the month of July 2007 were posted in the equity index and interest rate sectors as investors began scaling back their risk appetite – leading to a 3.6% drop in the S&P 500 Index for July and a sizeable reduction in expected year-end U.S. interest rates.  Currency markets endured significant volatility in the month of August, with the New Zealand and Australian Dollars in particular coming under severe pressure.  As a result, currencies posted the biggest loss for the Partnership in August.  This effect was partly offset by strong gains in the fixed income sector as the markets re-assessed the ripple effects of continuing trouble in the credit markets.  In September, the continued weakness in the U.S. Dollar led to strong gains in the Partnership’s currency trades. Similar outperformance was seen in the grain markets, where government crop reports highlighting global supply constraints supported rising commodity prices.

Second Quarter 2007.  The continued recovery in global equity markets, coupled with the strength in both the Euro and British Pound currencies were the main drivers behind the strong in performance in April 2007.  In May, equity markets continued to rally as a combination of merger and acquisition activity and a growing appetite for risk led to an increased demand for equities across the globe.  This fed into the fixed income markets, as bonds sold off and short-term interest rate expectations increased in both the United States and Europe.  Market volatility increased in

PART I – FINANCIAL INFORMATION (continued)

June, leading to more strong returns for the Partnership in currency markets as the Euro and British Pound currencies in particular continued to strengthen against the Dollar.  Strong returns were also posted in June due to the Partnership’s exposure to fixed income markets, as both short- and long-term interest rate expectations rose.

First Quarter 2007.  The early rise in U.S. equity markets and the decline in crude oil prices led to significant gains in January, along with a surprise increase in U.K. interest rates, which led to strong performance from short-term interest rate positions.  The steady gains made in early 2007 in equities index positions and short-term rates were erased in several volatile trading sessions at the end of February 2007.  A sharp drop in the Chinese stock market sparked a sell-off in global equities which greatly affected fixed income markets.  In late February and early March, the Partnership’s portfolio experienced high levels of market volatility together with increased correlation across asset classes.  This led to significantly lower margin to equity and value at risk (“VaR”).  As March progressed, market volatility reduced and a recovery mainly in equity indices and currencies led to the Partnership finishing above the lows of the first few days of March.  Liquidity continued to remain strong across all asset classes.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4: Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter covered by this Quarterly Report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Not applicable.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)         The requested information has been previously reported on Form 8-K.

(b)         Not applicable.

(c)         Limited Partners may withdraw some or all of their Interest in the Partnership as of the end of any month on fifteen (15) days’ prior written notice.  The Partnership may declare additional withdrawal dates upon notice to the Limited Partners.  The withdrawal by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the withdrawals by Limited Partners during the third calendar quarter of 2008:

Month	Withdrawal Amounts
July 31, 2008	$(1,257,303)
August 31, 2008	$(3,775,000)
September 30, 2008	$(12,261,976)

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II - OTHER INFORMATION (continued)

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10-12G (File No. 000-53348) filed on July 30, 2008.

Exhibit Number	Description of Document
3.1*	Certificate of Formation of Winton Futures Fund, L.P. (US)
4.1*	First Amended Agreement of Limited Partnership of Winton Futures Fund, L.P. (US)
10.1*	Advisory Contract between Winton Futures Fund, L.P. (US), Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008
10.2*	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.
10.3*	Form of Selling Agency Agreement

The following exhibits are included herewith.

Exhibit Number	Description of Document\
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

____________________________
* This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-53348) filed on July 30, 2008 on Form 10-12G under the Securities Exchange Act of 1934.

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.

*** Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November  13, 2008

WINTON FUTURES FUND, L.P. (US)

By: ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a APM Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President

S-1