Form 10-K
period 2008-12-31
WINTON FUTURES FUND LP (US)
filed 2009-03-31
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53348

WINTON FUTURES FUND, L.P. (US)
(Exact name of registrant as specified in its charter)

COLORADO	84-1496732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC.
1202 Bergen Parkway, Suite 212
Evergreen, Colorado 80439
(Address of principal executive offices) (zip code)

Jon C. Sundt
Altegris Portfolio Management, Inc. (d/b/a APM Funds)
1202 Bergen Parkway, Suite 212
Evergreen, Colorado 80439
(858) 459-7040
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

James Biery
Nathan A. Howell
Lauren Wolf
Sidley Austin LLP
One South Dearborn
Chicago, Illinois 60603

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
Item 1:  BUSINESS

(a)	General Development of Business

Winton Futures Fund, L.P. (US) (the “Partnership) is a limited partnership organized under the Colorado Uniform Limited Partnership Act (the “CULPA”) in March 1999.  The Partnership’s business is the speculative trading and investment in international futures, options and forward markets.  The Partnership commenced its trading and investment operations in November 1999.  Under the Partnership’s First Amended Agreement of Limited Partnership (the “Partnership Agreement”), Altegris Portfolio Management, Inc. (d/b/a APM Funds), an Arkansas corporation (“APM Funds,” “APM” or the “General Partner”), serves as general partner of the Partnership and has sole responsibility for management and administration of all aspects of the Partnership’s business.  Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners,” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.  APM Funds is currently registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).  The Partnership has retained Winton Capital Management Limited (the “Advisor”), a United Kingdom company, to act as trading advisor to the Partnership and to manage the Partnership’s trading and investment operations.  Interests are sold through Altegris Investments, Inc. (“Altegris Investments”), an affiliate of APM Funds, and through other non-affiliated broker-dealers.  Altegris Investments is registered with the Securities and Exchange Commission (“SEC”) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”) and is also registered with the CFTC as an introducing broker (“IB”) and commodity trading advisor (“CTA”), and is a member of the NFA. Altegris Investments also provides administrative services to the Partnership.

The Partnership’s term will end upon the first to occur of the following:

•	December 31, 2035;

•
receipt by the General Partner of an election to dissolve the Partnership at a specified time by Limited Partners owning more than 50% of the Interests then outstanding, notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution;

•	withdrawal (including withdrawal after suspension of trading), admitted or court decreed insolvency or dissolution of the General Partner;

•	termination of the Partnership pursuant to the terms of the Partnership Agreement; or

•	any event that makes it unlawful for the existence of the Partnership to be continued or requiring termination of the Partnership.

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended.

As of February 28, 2009, the aggregate net asset value of the Interests in the Partnership before redemptions was $309,648,972.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

(b)	Financial Information About Industry Segments

The Partnership’s business constitutes only one segment for financial reporting purposes (i.e., a speculative commodity pool).  The Partnership does not engage in sales of goods or services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s financial statements, included herewith.

(c)	Narrative Description of Business

(i)	General

Capital contributions by a single subscriber for any class of Interest, upon acceptance of the subscriber as a Limited Partner, represent a single interest in the Partnership for that subscriber’s respective class of Interest.  An Interest in each class reflects a Partner’s percentage of the Partnership’s net assets with respect to the class of Interest owned by the Partner.  Although separate classes of Interests are offered, all capital contributions to the Partnerships are pooled by the Partnership and traded as a single account.  The principal differences among the separate classes of Interests are based on minimum investment amounts, corresponding fees and/or distribution channels through which subscribers purchase Interests.  Otherwise, holders of Interests, regardless of which class, participate pro rata in the profits and losses of the Partnership and have identical rights, as Limited Partners, under the Partnership Agreement.

The Partnership currently offers three classes (collectively, “Classes”) of Interests – Class A, Class B and Institutional Interests.

Class A Interests are generally intended for Limited Partners who purchase Interests through a broker-dealer selling agent in an amount of up to $1,499,999.

Class B Interests are generally intended for Limited Partners who purchase Interests through a fee-based advisory program in an amount of up to $1,499,999.  Broker-dealer firms that have signed a selling agreement with the Partnership and/or registered investment advisers that refer subscribers to the Partnership through such broker-dealer firms, and their respective employees, are eligible to purchase Class B Interests.

Institutional Interests are generally intended for Limited Partners that (i) initially purchase at least $1.5 million in Interests, regardless of whether they purchase their Interests through a broker-dealer or a fee-based advisory program, or that are (ii) entities (including their affiliates and related entities), or individuals, that in the aggregate have assets of at least $25 million or (iii) hedge and commodity funds.  The General Partner, its affiliates and their employees are eligible to purchase Institutional Interests.

The Partnership Agreement allows the Partnership to issue multiple classes of Interests, and authorizes the General Partner, in its discretion, to declare any Limited Partner a “Special Limited Partner” to which fees charged may differ from those charged to other Limited Partners.  Notwithstanding fee differences, the Interest of a Special Limited Partner (described as a “Special Interest” in the Partnership’s financial statements) is otherwise subject to the same rights, privileges and obligations under the Partnership Agreement as any other Limited Partner.  Additional information regarding fee differences among Limited Partners can be found in the explanations immediately following the table of “Fees Paid by the Partnership to Certain Entities” below.

(ii)	The General Partner

The General Partner of the Partnership, Altegris Portfolio Management, Inc. is an Arkansas corporation formed in 1985 as Rockwell Futures Management, Inc. (“Rockwell”).  It became a member of the NFA in November 1985 and has been a CFTC-registered CPO since December 1985.  It was also registered as a CTA from December 1985 until January 2002.  It has also been registered with the State of California as an Investment Adviser since March 2004.  In July 2002, all of the outstanding shares of Rockwell were sold to Altegris Capital, L.L.C. (“Altegris Capital”) and its name was changed to Altegris Portfolio Management, Inc.  In 2007, the General Partner began doing business as “APM Funds.”  APM Funds’ principal office is located at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 and its telephone numbers there are 858-875-8725 or 888-351-8485 and its facsimile number is 303-674-0437.  APM Funds also maintains an office at 1200 Prospect Street, Suite 400, La Jolla, California 92037 and its telephone number there is 858-459-7040 and its facsimile number is 858-456-9209.

(iii)	The Advisor

Winton Capital Management Limited, a United Kingdom company, became registered with the CFTC as a CTA in January 1998 and as a CPO in December 1998.  It is a member of the NFA.  The Advisor is also authorized  and regulated by the United Kingdom’s Financial Services Authority (“FSA”).  The Advisor was established in 1997 and specializes in systematic trading using advanced scientific methods.  The Advisor since inception has traded, and continues to trade, approximately 120 diversified, highly liquid financial instruments traded across numerous futures markets, and may also include certain over-the-counter (“OTC”) instruments and government securities.

(iv)	The Trading Program

The Partnership is designed to produce long-term capital appreciation through growth, and not current income.  APM Funds has selected the Advisor to trade one of the Advisor’s proprietary trading models, the Winton Diversified Program (the “Program”), on behalf of the Partnership.  Since October 1997, the Advisor has managed 147 client accounts pursuant to the Program, of which 46 remained open as of January 2008.  The Advisor currently has the authority to trade the Program on behalf of the Partnership in all the easily accessible and liquid commodity interests (comprising international futures, options and forward markets) that it practically can, which currently consists mainly of commodity interests that are futures, options and forward contracts and certain OTC products, such as swaps in the following areas: stock indices, bonds, short term interest rates, currencies, precious and base metals, grains, livestock, energy and agricultural products.

The Advisor’s investment technique in trading the Program consists of trading a portfolio of approximately 120 diversified, highly liquid financial instruments traded across numerous futures markets, and may also include certain OTC instruments and government securities, employing a computerized, technical, principally trend-following trading system.  This system tracks the daily price movements and other data from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be to maximize profit within a certain range of risk.  If rising prices are anticipated, a long position will be established; a short position will be established if prices are expected to fall.

The trading methods applied by the Advisor to trade the Program on behalf of the Partnership are proprietary, complex and confidential.  As a result, the following explanation is of necessity general in nature and not intended to be exhaustive.  The Advisor plans to continue the research and development of its trading methodology and, therefore, retains the right to revise any methods or strategy, including the technical trading factors used, the commodity interests traded and/or the money management principles applied.

The Program traded by the Advisor pursues a technical trend-following system.  Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume.  This is to be contrasted with fundamental analysis which relies on factors external to a market, such as supply and demand.  The Program uses no fundamental factors.

A trend-following system is one that attempts to take advantage of the observable tendency of the markets to trend (that is, to move from one price point to another, either higher or lower over a period of time), and to tend to make exaggerated movements in both upward and downward directions as a result of such trends.  These exaggerated movements are largely explained as a result of the influence of crowd psychology or the herd instinct, amongst market participants.

The Advisor developed the Program by relating the probability of the size and direction of future price movements with certain indicators derived from past price movements which characterize the degree of trending of each market at any time.

The Program is non-discretionary.  Trade selection is not subject to intervention by the Advisor and therefore is not subject to the influences of individual judgment.  As a mechanical trading system, the Program itself embodies the tools required to analyze market data and direct trades, thus eliminating the risk of basing a trading program on one indispensable person, and the Program’s output is rigorously adhered to in trading the portfolio and no importance is given to any external or fundamental factors.

The Advisor will select the type of order to be used in executing each trade on behalf of the Partnership and may use any type of order permitted by the exchange on which the order is placed.  The Advisor may place individual orders for each account it trades, or a block order for all accounts it trades, in which the same commodity interest is being cleared through the same clearing broker.  In the latter instance, the Advisor will allocate trades to individual accounts using a proprietary algorithm.  The aim of this algorithm is to achieve an average price for transactions as close as mathematically possible for each account.  This takes the form of an optimization process where the objective is to minimize the variation in the average traded price for each account.  On occasion, it may direct the clearing broker for the accounts to employ a neutral order allocation system to assign trades.   Partial fills will be allocated in proportion to account size.

The trading strategy and account management principles of the Program described above are factors upon which the Advisor will base its trading decisions.  Such principles may be revised from time to time by the Advisor as it deems advisable or necessary.  Accordingly, no assurance is given that all of these factors will be considered with respect to every trade or recommendation made on behalf of the Partnership or that consideration of any of these factors in a particular situation will lessen the risk of loss or increase the potential for profits.

(v)	Use of Proceeds

In general, the Advisor uses between 5% and 50% of the Partnership’s assets as initial margin or as option premiums (in cash or Treasury securities), but depending on market factors, that amount could change significantly.  For example, exchanges will impose, and may increase margin requirements on, particularly volatile futures contracts, or may reduce margin requirements on those contracts the trading of which is thought to require market stimulation.  Similarly, exchanges impose margin requirements on writers of options in amounts based on the margin required for the futures contract(s) underlying the options, plus an amount substantially equal to the current premium for the options – which in each case will fluctuate as exchanges change margin requirements in response to trading in the markets.  All of the Partnership’s assets are available for margin.

Due to the high degree of leverage available in the futures markets (the margin deposits required to initiate individual futures positions typically range from as little as 2% up to no more than approximately 25% of contract value, and maintenance margins tend to be significantly lower), the Partnership ordinarily holds futures positions with a gross value ranging between two times and four times its net asset value, but may hold positions with a gross value outside this range from time to time.

The Partnership’s portfolio, as traded by the Advisor pursuant to the Program, consists primarily of commodity interests that are futures, options and forward contracts and certain OTC products, such as swaps in the following areas: stock indices, bonds, short term interest rates, currencies, precious and base metals, grains, livestock, energy and agricultural products.  The percentage of the Partnership’s assets allocated to any specific type of commodity interest or contract traded by the Program will vary from time to time.

Between 5% and 50% of the Partnership’s assets generally is deposited in the Partnership’s brokerage accounts, currently at Newedge USA, LLC (“Newedge”), the Partnership’s clearing broker, and/or Newedge Alternative Strategies, Inc. (“NAST”) (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership), and is available for trading by the Advisor.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor pursuant to the Program.  Newedge maintains the Partnership’s assets in cash or Treasury securities and credits the Partnership with interest on those assets.

With respect to Partnership assets not deposited at Newedge or NAST as described above, but rather deposited with the Wilmington Trust Company, a depository bank (the “Custodian”), the portion not held in checking, money market or other bank cash accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality securities at the direction of the Custodian or its sub-adviser, Wilmington Trust Investment Management, LLC (“WTIM”), an affiliate of the Custodian that is registered with the SEC as an investment adviser.  The Partnership’s custody and investment management agreements with the Custodian permit the Custodian or WTIM, as sub-adviser, to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CD’s, time deposits, banker’s acceptances, commercial paper and repurchase agreements – subject, in each case, to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

Significant fluctuations in prevailing interest rates could result in losses to the Partnership in respect of Partnership assets deposited with the various firms described above.  The percentage of the Partnership’s assets deposited with various firms is subject to change in the General Partner’s sole discretion.

(d)	Charges

The Partnership pays all of its ongoing liabilities, expenses and costs, including the charges described in the table below.  Additional explanation of certain terms used in the chart below immediately follows it.

Entity	Form of Compensation	Amount of Compensation

APM Funds	Management fee
Class A Interests:  0.104% of the management fee net asset value of the month-end capital account balances of all Class A Interests (1.25% per annum).

Class B Interests:  0.104% of the management fee net asset value of the month-end capital account balances of all Class B Interests (1.25% per annum).

Institutional Interests: 0.0625% of the management fee net asset value of the month-end capital account balances of all Institutional Interests (0.75% per annum).

Altegris Investments Inc., as selling agent; other selling agents; other appropriately registered persons	Selling commissions and continuing compensation
Class A Interests: 0.166% of the month-end net asset value apportioned to each Class A Interest sold by selling agents (2% per annum).  Net asset value as used in this computation is prior to any adjustment for subscriptions or redemptions effective for the end of the month.

Institutional Interests (effective March 1, 2009, if applicable): 0.0417% of the month-end net asset value apportioned to any Institutional Interest whose selling agent elects to receive continuing compensation (0.50% per annum).

Class A Interests: Unless waived by a selling agent in whole or in part, a selling agent may elect to charge a commission which will be paid by the subscriber to the selling agent in an amount up to 3% of the value of the Class A Interests purchased. Any commission, if charged, will not be included as part of a subscriber’s capital contribution to the Partnership.

The Advisor	Management Fee	0.083% of the management fee net asset value (described below) of the month-end capital account balances of all Interests (1.0% per annum).

	Incentive Fee	20% of quarterly trading profits applicable to each Class of Interests is paid to the Advisor.

Newedge; NAST; other clearing brokers	Brokerage commissions, fees and interest income
Brokerage commission charges of $9.75 per round-turn for trades on both U.S. exchanges and most foreign exchanges.  Brokerage commissions for certain contracts on some foreign exchanges may be substantially higher.  Transaction fees for spot and forward currency trades are at the rate of $25.00 per USD $1 million or foreign currency equivalent traded.  Certain additional charges may also apply.  Commission rates per round-turn charged by clearing brokers other than Newedge, if utilized by the Partnership, may differ and could be higher.  Newedge and/or NAST retain a portion of the interest income earned on the Partnership’s assets.

Altegris Investments Inc., as Introducing Broker	Brokerage commissions, transaction fees and interest income
Newedge and/or NAST will pay Altegris a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Effective March 1, 2009, monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

APM Funds and various service providers	Periodic operating expenses, fixed administrative fee and other expenses
Actual operation expenses incurred by the Partnership.  A fixed administrative fee is charged to Class A and Class B Interests equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all Class A and Class B Interests from July 2008 forward, which fee is payable to APM Funds to help defray the ongoing expenses of operating the Partnership (0.333% per annum).

	Extraordinary expenses	Not subject to estimate, none to date.

“Management fee net asset value” means the net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction for any accrued incentive fees related to the current quarter.

“Net asset value” means the Partnership’s total assets less total liabilities, determined according to the following principles, and where no such principle is governing, then on the basis of generally accepted accounting principles, consistently applied.  Net asset value includes any unrealized profit or loss on open commodity interest positions.  All open commodity interest positions are valued at their market value which means the settlement price determined by the exchange on which the trade is made or the most recent appropriate quotation supplied by the Partnership’s broker or banks through which the trade is made.  If there are no trades on the date of the calculation, the contract will be valued at the nominal settlement price as determined by the exchange.  U.S. Treasury bills (not futures contracts thereon) are carried at cost plus accrued interest.

“Trading profits” (for purposes of calculating incentive fees paid by the Partnership to the Advisor only) during a calendar quarter means: cumulative realized and change in unrealized profits and losses during the quarter which result from the Advisor’s trading (over and above the aggregate of previous period profits, if any, as of the end of any prior quarter); less brokerage commissions and fees.

“Incentive fees” paid to the Advisor on trading profits are accrued for purposes of calculating net asset value only.  Incentive fees are calculated separately for each Partner’s Interest.  If trading profits for a quarter as to an Interest are negative, such losses shall constitute a “Carryforward Loss” for the beginning of the next quarter.  No incentive fees are payable as to any Interest until future trading profits as to that Interest for the following quarters exceed any Carryforward Loss.  Therefore, the Advisor will not receive an incentive fee unless it generates new trading profits for an Interest.  An incentive fee will not be refunded by virtue of subsequent losses. If a Partner makes a partial redemption from the Partnership when there is a Carryforward Loss with respect to its Capital Account, the amount of the Carryforward Loss for such Partner will be reduced for future periods by the ratio obtained by dividing the amount of the redemption by such Partner’s Capital Account prior to such redemption.  If all or some of a Partner’s Interest is redeemed at any time other than on a calendar quarter month-end, the effective date of such redemption will be treated as a calendar quarter month-end for purposes of determining the amount of such incentive fee and the definition of trading profits, and the applicable incentive fee at such time, will be charged to the redeeming Partner in the proportion that the redeemed Interest bears to such Partner’s total Interest immediately before the redemption.

Prior to July 1, 2008, the Partnership offered two classes of Interests with different fees than those described above (such Interests are referred to herein as “Old Class A Interests” and “Old Class B Interests,” and collectively, “Old Interests”).  Although Old Interests are no longer offered, Old Interests sold prior to July 2008 continue to be subject to the old fee structure.  Old Class A Interests are subject to a 0.75% annual management fee and Old Class B Interests are subject to a 1.75% annual management fee.  Old Interests do not pay the annual 0.333% administration fee.  Additionally, Old Class A Interests pay selling agents an ongoing payment of 2% annually as compensation for their continuing services to the Limited Partners holding such Interests.  Old Class B Interests pay no such continuing compensation. Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.

The terms of the Partnership Agreement allow the General Partner, in its sole discretion, to charge fees to certain Limited Partners that differ from the fees generally applicable to holders of Class A, Class B and Institutional Class Interests.  The specific circumstances under which the General Partner may exercise such discretion are varied, and could include, but are not limited to, consideration as to the type of investor, size of investment and/or commitment for future additional investments.  Any determination to charge a different fee to certain Limited Partners does not affect fees charged to other Limited Partners.

(e)	Conflicts of Interest

APM Funds has not established any formal procedures to resolve conflicts of interest.  APM Funds attempts to monitor these conflicts but does not assure that these conflicts will not, in fact, result in adverse consequences to the Partnership.

Relationship between APM Funds and Altegris Investments

APM Funds and Altegris Investments are subsidiaries of the same holding company, Altegris Capital.  As general partner, APM Funds is responsible for, among other things, selecting the Partnership’s commodity broker and selling agents.  Altegris Investments is one of the selling agents for the Partnership.  As a selling agent for the Partnership, Altegris Investments receives continuing compensation from the Partnership in the form of a monthly fee allocable to the outstanding Class A Interests it sells, and may also receive selling commissions.  Altegris Investments may also receive from APM Funds a portion of its management fees.  Altegris Investments may remit all or a portion of the selling commissions, continuous compensation and/or management fees that it receives from the Partnership or APM Funds to its principals who are also principals of APM Funds.  As a result, APM Funds and its principals have a conflict of interest between their fiduciary duty to the Partnership to select selling agents that may act in the Partnership’s best interest and their interest, financial and otherwise, in having Altegris Investments act in such capacity for the Partnership.  In addition, APM Funds is responsible for selecting the Partnership’s trading advisor.  Because Altegris Investments, an affiliate of APM Funds, acts as an IB to Newedge and receives a portion of the brokerage commissions paid to Newedge and foreign exchange transaction fees paid to NAST by the Partnership, APM Funds has a conflict of interest between its interest in selecting the best trading advisor for the Partnership and its interest in selecting a trading advisor that may trade more frequently through Newedge (or another clearing broker for which Altegris Investments may act as IB for in the future) or NAST and in turn generate higher commission income for APM Funds’ affiliate, Altegris Investments.  In addition, Altegris Investments receives a portion of the interest income earned on the Partnership’s assets.  The terms upon which Altegris Investments renders services to the Partnership and receives commissions, interest and continuing compensation were not negotiated at arm’s length.

Altegris Investments Acts as the Partnership’s Introducing Broker

Altegris Investments is an IB to Newedge and has introduced the Partnership’s account to Newedge, which clears the Partnership’s futures trades.  Its affiliate, NAST, executes foreign exchange, spot and other OTC transactions with the Partnership, as principal.  Effective March 1, 2009, the Partnership (and all Interest holders proportionately) will be subject to monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn paid to Newedge (possibly higher for trades on certain exchanges or in certain commodities) multiplied by the number of monthly round-turn transactions effected by the Advisor on the Partnership’s behalf, which amount includes other clearing, execution and give-up, floor brokerage, exchange and NFA fees and other transaction costs levied by Newedge, NAST or other clearing brokers or transaction counterparties utilized by the Partnership; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual commissions and expenses paid to clearing brokers in a month (in (A) above) are less than the amount described in (B) above, the Partnership will pay to the Introducing Broker the difference as payment for brokerage-related services, including, but not limited to, monitoring trade, execution, clearing, custodial and distribution services provided to the Partnership.  If trading volume in a month is heavy such that actual commissions and expenses paid to clearing brokers that month (in (A) above) are greater than the amount described in (B) above, the Partnership pays only the amounts described in (A) above.  Additionally, Newedge pays Altegris Investments a portion of the brokerage commissions that are paid to it by the Partnership and NAST pays a portion of the transaction fees it receives and a portion of the interest income that Newedge earns on the Partnership’s assets.  Although the portion of the brokerage commissions paid by Newedge, and transaction fees by NAST, to Altegris Investments on the Partnership’s trading was negotiated by APM Funds, the brokerage commission and transaction fee rate paid by the Partnership to Newedge and NAST was determined by APM Funds without negotiation.  Similarly the percentage of the interest income paid by Newedge to Altegris Investments was negotiated by APM Funds.  There is no guarantee that the commission rates the Partnership pays are the lowest rates available or that the Partnership might not receive more interest income from another futures commission merchant (“FCM”).  In fact, certain other accounts of the Advisor, Newedge (and its affiliates), NAST and Altegris Investments pay lower brokerage commission and transaction rates than those paid by the Partnership.  Future arrangements with clearing brokers other than Newedge, if entered into by the Partnership, could raise similar or different conflicts of interests, depending on the particular nature of any such arrangements.

Selling Agents and Continuing Compensation

Selling agents, including Altegris Investments, are engaged by the Partnership.  Selling agents receive continuing compensation based on the Interests sold by them that remain invested in the Partnership as of the end of each month.  Consequently, when advising clients whether to redeem their Interests, selling agents have a conflict of interest between maximizing the compensation they receive from the Partnership and giving financial advice to their clients that the selling agents believe to be in such clients’ best interests.

Other Investment Products and Customers/Compensation

Because APM Funds (an affiliate of Altegris Investments) acts as the Partnership’s general partner, and receives fees for its services in addition to those received by Altegris Investments for sales, the overall fees received by APM Funds and Altegris Investments could be higher than fees received by Altegris Investments for the sales of products for which it acts only as a selling agent.  Accordingly, Altegris Investments may have an incentive to offer and sell Interests in the Partnership instead of other products.  Altegris Investments may pay its registered representatives a higher level of compensation to sell Interests in the Partnership than it pays such representatives to sell other products, which would provide an incentive to sell Interests in the Partnership rather than other investment products.

Other Commodity Pools

APM Funds acts as the general partner for other pools.  It may have a financial incentive to favor those pools (or others it may form in the future) over the Partnership, for example if those other pools pay higher fees to APM Funds than the Partnership.

Possible Effects of Competition

Because other traders may use trading strategies similar to those of the Advisor, there may be competition for the same commodity interests.  Accounts currently managed by the Advisor seek execution of trading orders similar to those of the Partnership.  In addition, the Advisor, APM Funds, Altegris Investments, Newedge, NAST and their affiliates may trade for their own accounts or the accounts of their principals.  Accounts managed by the Advisor and its principals are aggregated for purposes of applying speculative position limits.  If those limits apply, the Partnership’s trading patterns could change.  It is possible that those persons may take positions either similar or opposite to or ahead of positions taken by the Partnership and may compete with the Partnership for commodity positions.  It is also possible that Newedge or NAST may have orders for certain trades from the Partnership and other accounts, including other pools operated by APM Funds, the Advisor or their affiliates, and the Partnership’s trades may be executed at more or less favorable prices.  CFTC regulations require that Newedge transmit all orders to the floor in the order in which they are received regardless of the source.  In addition, CFTC regulations prohibit commodity brokers from using knowledge of the Partnership’s trades for their or their other customers’ benefit.

Other Activities of Newedge and its Affiliates

As part of their commodity brokerage services, certain account executives of Newedge, NAST and/or their affiliates offer and service discretionary and non-discretionary commodity account programs for customers.  The selection of commodity trades for such accounts is made by the particular account executive handling the accounts or by a CTA engaged for such purpose.  Neither Newedge nor NAST, and their respective employees and affiliates, will perform any advisory services for the Partnership.

Duties to Contract Markets and the NFA

Certain officers, directors, employees and principals of APM Funds, Altegris Investments, Newedge, NAST and the Advisor serve, and may serve, on various committees and boards of U.S. commodity exchanges and the NFA.  In that capacity, they may assist in establishing rules and policies, and have a fiduciary duty to the exchanges and NFA, and are required to act in their best interests, even if the action may be adverse to that of the Partnership.

(f)	Allocation of Profit and Loss

Each Limited Partner and the General Partner has a capital account, the initial balance of which consists of such Partner’s original capital contribution to the Partnership.  The Partnership has established procedures in its Partnership Agreement for allocating net profit and net loss to each Partner’s capital account.  Net profit and net loss for a period, and other adjustments to a capital account, are allocated to each Partner’s capital account in proportion to the capital account balances of all Partners holding the same Class of Interest as such Partner, as of the beginning of each month.  Adjustments to Partners’ capital accounts will be made in respect of additions or withdrawals of capital, distributions, allocations of net profit or net loss, allocations of profits or losses for federal income tax purposes, and deductions for applicable management fees, incentive fees, continuing compensation, administrative fees (in varying amounts depending on the class of Interest acquired), and all other items chargeable against Partner capital accounts pursuant to the terms of the Partnership Agreement.

(g)	Reporting

Pursuant to current CFTC regulations, the Partnership delivers a statement of account describing the Partnership’s monthly performance.  In addition, the Partnership delivers an annual audited financial statement containing certified financial statements prepared by an independent accounting firm as well as year-end tax information about the Partnership as necessary for Limited Partners to prepare their annual federal income tax returns within ninety (90) days of the Partnership’s fiscal year-end.

Items 101(h)(4)(i) through (xiii) and (x) and (xi) are not applicable.

(h)	Regulation

APM Funds is registered with the CFTC as a CPO and the Advisor is registered with the CFTC as a CPO and CTA.  Both APM Funds and the Advisor are also members of the NFA.

The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registrations of APM Funds or the Advisor were terminated or suspended, APM Funds or the Advisor, as applicable, would be unable to continue to manage the business of the Partnership.  Should APM Funds’ or the Advisor’s registration be suspended, termination of the Partnership might result.  In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

The Advisor is regulated by the FSA.

All persons who provide services directly to the Partnership (as opposed to those persons who provide services through a third-party service provider) are employed by Altegris Investments. The Partnership has no employees of its own.

Item 1A: RISK FACTORS

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:  PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of Altegris Investments perform all administrative services for the Partnership from offices at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or at 1200 Prospect St., Suite 400, La Jolla, California 92037.

Item 3:  LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving APM Funds.  The Partnership has no subsidiaries.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Partnership Agreement.

(b)	Holders

As of February 28, 2009 the Partnership had 2,734 holders of Interests.

(c)	Dividends

APM Funds has sole discretion in determining what distributions, if any, the Partnership will make to its investors.  To date no distributions or dividends have been paid on the Interests, and APM has no present intention to make any.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Partnership did not sell any unregistered securities within the past three years which have not previously been included in the Partnership’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(f)	Issuer Purchases of Equity Securities

Pursuant to the Partnership Agreement, Limited Partners may redeem their Interests in the Partnership as of the end of any calendar month upon fifteen (15) days’ written notice to the General Partner.  The redemption of capital from capital accounts by Limited Partners has no impact on the value of the capital accounts of other Limited Partners.

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2008:

Month Ended	Amount Redeemed

October 31, 2008	$8,521,274
November 30, 2008	2,333,007
December 31, 2008	4,043,597
Total	$14,897,878

Item 6:  SELECTED FINANCIAL DATA

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are withdrawn to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of Partnership assets not used for margin and held at the Partnership’s Custodian are invested in liquid,  high quality securities.  Through December 31, 2008 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership’s Advisor on behalf of the Partnership.

(b)	Capital Resources

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

The Partnership participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Partnership’s FCMs and brokers may require margin in excess of minimum exchange requirements.

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

The Partnership bears the risk of financial failure by Newedge, NAST or other clearing brokers or counterparties with which it trades.

(c)	Results of Operations

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

2008

During 2008, the Partnership achieved net realized and unrealized gains of $41,907,106 from its trading of commodity futures contracts and incurred brokerage commissions of $499,445.  The Partnership accrued total expenses of $13,589,300, including $8,685,185 in incentive fees, $2,474,653 in management fees paid to the General Partner, and $2,429,462 in service and professional fees.  The Partnership earned $3,801,283 in interest income during 2008.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2008 is set forth below.

Fourth Quarter 2008.  The Partnership experienced a fairly good month in October 2008, which was a remarkable month in the financial markets; disastrous for many traditional managers and some hedge funds, but generally favorable to commodity futures traders.  Profits came mainly from short positions in falling equity indices and long positions in the U.S. Dollar, particularly versus the Canadian Dollar and Pound Sterling.  November 2008 saw a certain amount of continuity from the previous two months, with continued government and central bank initiatives, both individual and collective, attempting to prevent further failures and stimulate economies. The markets continued to trend, with equity indices down, bond indices up and commodity markets trading lower.  Exposure to bonds accounted for about half of November’s profits, as 10-year yields fell from 4.36% to an incredible 3.32%. The other half was derived from positions in the energy, interest rate and equity sectors.  Continued gains were experienced in December 2008, as 10-year note yields in the US fell, which once again helped performance in the bond sector.  The energy sector was the stand out performer for the Partnership in December, as crude oil prices declined sharply, whereas currency markets were more erratic resulting in a slight overall loss in that sector.  Equity index returns were more or less flat for the month.

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

2007

During 2007, the Partnership achieved net realized and unrealized gains of $13,737,417 from its trading of commodity futures contracts and incurred brokerage commissions of $673,161.  The Partnership accrued total expenses of $4,686,783, including $2,765,664 in incentive fees, $1,170,329 in management fees paid to the General Partner, and $750,790 in service and professional fees.  The Partnership earned $3,810,719 in interest income during 2007.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2007 is set forth below.

Fourth Quarter 2007.  The continuing weakening of the U.S. Dollar was the dominating theme in currency markets during October.  This led to strong gains in both the Partnership’s Euro and British Pound positions.  Other sources of profitable trading included the rally in crude oil and gold prices, moves which ensured strong performance in the Partnership’s energy and metals sectors.  In November, further credit market problems, continued housing slow down and increased expectation of further rate cuts from the Fed caused U.S. treasuries to rally, and the Partnership posted strong sector gains in both long- and short-term interest rates.  Although small losses were posted in the equity index sector, the results were nonetheless very encouraging particularly in light of the sharp falls in equity markets around the world.  December saw strong gains in the energy and grain markets offset by losses in major bond markets.  Crude oil prices rallied over the course of December as fears over inventory levels reappeared.  Global bond markets sold off strongly over the first half of the month, in part due to strong U.S. economic data, and also as a result of the Fed’s decision to cut rates.

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

Second Quarter 2007.  The continued recovery in global equity markets, coupled with the strength in both the Euro and British Pound currencies were the main drivers behind the strong in performance in April 2007.  In May, equity markets continued to rally as a combination of merger and acquisition activity and a growing appetite for risk led to an increased demand for equities across the globe.  This fed into the fixed income markets, as bonds sold off and short-term interest rate expectations increased in both the United States and Europe.  Market volatility increased in June, leading to more strong returns for the Partnership in currency markets as the Euro and British Pound currencies in particular continued to strengthen against the Dollar.  Strong returns were also posted in June due to the Partnership’s exposure to fixed income markets, as both short- and long-term interest rate expectations rose.

First Quarter 2007.  The early rise in U.S. equity markets and the decline in crude oil prices led to significant gains in January, along with a surprise increase in U.K. interest rates, which led to strong performance from short-term interest rate positions.  The steady gains made in early 2007 in equities index positions and short-term rates were erased in several volatile trading sessions at the end of February 2007.  A sharp drop in the Chinese stock market sparked a sell-off in global equities which greatly affected fixed income markets.  In late February and early March, the Partnership’s portfolio experienced high levels of market volatility together with increased correlation across asset classes.  This led to significantly lower margin to equity and value at risk (VaR).  As March progressed, market volatility reduced and a recovery mainly in equity indices and currencies led to the Partnership finishing above the lows of the first few days of March.  Liquidity continued to remain strong across all asset classes.

(d)	Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

(e)	Contractual Obligations

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:  CONTROLS AND PROCEDURES

(a)           The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

(b)           This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B:  OTHER INFORMATION

None.

PART III

Item 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           As a limited partnership, the Partnership itself has no officers, directors or employees.  The Partnership’s affairs are managed by APM Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris Investments, which is wholly-owned by Altegris Capital).  APM Funds’ principals are Altegris Capital, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne, Richard G. Pfister, David P. Mathews and Elizabeth Hancuff.  Of these principals, Messrs. Sundt, Amedeo, Osborne and Pfister are responsible for trading and operational decisions including, but not limited to, selecting the Partnership’s commodity trading advisor and allocating assets among clearing brokers, custodians, cash managers and other financial firms.

Altegris Capital.  Altegris Capital is owned by Messrs. Sundt (directly and indirectly through family trusts), Amedeo, Osborne and Pfister.  Messrs. Sundt, Amedeo and Osborne founded Altegris Capital in February 2002.  Mr. Pfister became a member in April 2004.  Each of Messrs. Sundt, Amedeo, Osborne and Pfister is a director of APM Funds.  Altegris Capital is a holding company and is not actively engaged in any business.

Jon C. Sundt, during the past five years, has been an officer and a director of APM Funds; becoming its President in October 2004, and prior to that serving as its Vice President from July 2002 to October 2004.  During that period, he has also been (1) the President and a director of Altegris Investments, an IB, Broker-Dealer and affiliate of APM Funds, (2) a managing member of Altegris Capital, and (3) the President of International Traders Research, Inc. (“ITR”), an affiliate of APM Funds, which provides informational, software and research services to its affiliates and their clients, and also to third party subscribers.  Mr. Sundt attended the University of California San Diego.  Mr. Sundt became a principal and associated person of APM Funds in July 2002, and is also registered with the CFTC and is a member of the NFA in the following capacities for affiliates of APM Funds: (a) Altegris Investments, an IB – branch manager (July 2002), principal (July 2002), and associated person (July 2002); and (b) Altegris Partners, LLC, a recently organized IB affiliate of APM Funds – as principal (December 2008).

Robert J. Amedeo, during the past five years, has been an officer and director of APM Funds, has been a Vice President of APM Funds since October 2004, and prior to that served as APM Funds’ President from July 2002 until October 2004.  During that period, he has also been (1) an Executive Vice President and director of Altegris Investments, an IB and Broker-Dealer affiliate of APM Funds, (2) a managing member of Altegris Capital, and (3) an officer and director of ITR.  In addition to his responsibilities as an officer and director of APM Funds and Altegris Investments, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University. Mr. Amedeo is currently Chairman of the NFA’s CPO/CTA Advisory Committee.  He became a principal of Rockwell, the predecessor to APM Funds, in November 1985, and is also registered with the CFTC and is a member of the NFA in the following capacities for affiliates of APM Funds: (a) Altegris Investments, an IB – branch manager (July 2002), principal (December 1985), and associated person (November 1985); and (b) Altegris Partners, LLC, a recently organized IB affiliate of APM Funds – as principal (December 2008).

Matthew C. Osborne, during the past five years, has been an officer and director of APM Funds, and has held the office of Vice President of APM Funds since July 2002.  During that period, he has also been (1) an Executive Vice President and a director of Altegris Investments, an IB and Broker-Dealer affiliate of APM Funds, and also the Chief Investment Officer for Altegris Investments, (2) a managing member of Altegris Capital, and (3) an officer and director of ITR.  Mr. Osborne became a principal of APM Funds in July 2002, and is also registered with the CFTC and is a member of the NFA in the following capacities for affiliates of APM Funds: (a) Altegris Investments, an IB – principal (July 2002) and associated person (July 2002); and (b) Altegris Partners, LLC, a recently organized IB affiliate of APM Funds – as principal (December 2008).

Richard Pfister, during the past five years, became an officer and director of APM Funds in October 2004, at which time he was appointed as a Vice President of APM Funds.  He also became an Executive Vice President and a director of Altegris Investments, an IB and Broker-Dealer affiliate of APM Funds, in April 2004, and also became a managing member of Altegris Capital at that time.  Prior to April 2004, he was a registered representative of Altegris Investments where his responsibilities, in addition to sales, included researching alternative investments, conducting due diligence, and providing support to institutional clientele.  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst (CAIA) designation.  Mr. Pfister became a principal of APM Funds in October 2004, and is also registered with the CFTC and is a member of the NFA in the following capacities for affiliates of APM Funds: (a) Altegris Investments, an IB – principal (May 2004) and associated person (July 2002); and (b) Altegris Partners, LLC, a recently organized IB affiliate of APM Funds – as principal (December 2008).

David P. Mathews and Elizabeth Hancuff, each is a principal of APM Funds, but neither participates in making trading, operational or management decisions for the Partnership.

None of the individuals listed above currently serves as a director of a public company.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

See above.

(v)	Involvement in Certain Legal Proceedings.

None.

(vi)	Promoters and Control Persons

Not Applicable.

(b)	Section 16(a) Beneficial Ownership Reporting Compliance

APM Funds, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne and Richard Pfister each filed initial reports on Form 3 after the Interests became registered under Section 12 of the Securities Exchange Act of 1934.  No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

(c)	Code of Ethics

The Partnership has no employees, officers or directors and is managed by APM Funds.  APM Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with APM Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to APM Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.

(d)	Corporate Governance

Not applicable.

Item 11:  EXECUTIVE COMPENSATION

The Partnership itself has no officers, directors or employees.  None of the principals, officers or employees of APM Funds or Altegris Investments receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of APM Funds, the general partner of the Partnership, are compensated by Altegris Investments and/or Altegris Capital (parent company of APM Funds and Altegris Investments) in respect of their respective positions with Altegris Investments or Altegris Capital.  APM Funds receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the capital account balances attributable to Institutional Interests.  APM Funds also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the capital account balances attributable to Class A and Class B Interests.

Altegris Investments, an affiliate of APM Funds, receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by Altegris Investments.

Effective March 1, 2009, Altegris Investments, as Introducing Broker to the Partnership, may receive compensation for brokerage-related services as follows.  As of March 1, 2009, the Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership or APM Funds.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Partnership Agreement, the Partnership’s affairs are managed by APM Funds, which has delegated discretionary authority over the Partnership’s trading to the Advisor.  As of February 28, 2009, APM Funds’ general partner interest in the Partnership was valued at $3,482, which constituted 0% of the Partnership’s total assets.  As of February 28, 2009, the following directors and executive officers of APM Funds owned Interests in the Partnership.

Class	Name and Address	Value of Interests		Percentage Ownership
		Held Directly	Held Indirectly	Held Directly	Held Indirectly
Institutional	Jon C. Sundt 1200 Prospect Street, Suite 400 La Jolla, CA 92037		$24,588*		0.01%

Institutional	Robert J. Amedeo 1200 Prospect Street, Suite 400 La Jolla, CA 92037	$47,303		0.02%

Institutional	Richard Pfister 1200 Prospect Street, Suite 400 La Jolla, CA 92037	$18,441		0.01%

* Interests attributed to Mr. Sundt indirectly are held through a family trust established for estate planning purposes for which Mr. Sundt serves as a trustee.

(c)	Changes in Control

None.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

The Partnership paid to APM Funds monthly management fees totaling $2,474,653 for the year ended December 31, 2008, a total of $1,170,329 for the 2007 fiscal year, and a total of $582,575 for the 2006 fiscal year.  Administrative fee charges commenced in June of 2008 and such fees totaled $49,259 for the year ended December 31, 2008, but were not charged during the 2007 and 2006 fiscal years.

The Partnership paid to Altegris Investments monthly continuing compensation of $742,994 for the year ended December 31, 2008, a total of $272,207 for the 2007 fiscal year, and a total of $215,728 for the 2006 fiscal year.  In addition, Altegris, in its capacity as the IB for the Partnership, receives from the Partnership’s clearing broker (i.e., Newedge from June 2007 to date, and MF Global Inc. from inception through June 2007) the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge, and of the interest income earned on Partnership’s assets held at  Newedge, equal to $1,064,846 for the year ended December 31, 2008, and $251,898 for the period from June 2007 through December 2007; (ii) a portion of the brokerage commissions paid by the Partnership to MF Global Inc., and of the interest income earned on Partnership’s assets held at MF Global, Inc., equal to $261,434 for the period from January 2007 through June 2007.  For periods prior to 2007, brokerage commission and interest income data reflecting compensation paid by MF Global Inc. to Altegris was aggregated for all accounts for which Altegris acted as IB, and data systems in use by Altegris prior to January 2007 were not designed to readily disaggregate such data on an account-by-account basis.  As of December 2008, the Partnership anticipates, but has not yet commenced entry into, spot and other foreign exchange over-the-counter transactions with NAST as principal counterparty.  Upon commencement of such transactions between the Partnership and NAST, Altegris Investments, in its capacity as IB for the Partnership, will receive a portion of the transaction fees received by NAST.

The Partnership has not and does not make any loans to the General Partner, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person.

None of the General Partner, its affiliates, their respective officers, directors and employees or the immediate family members of any of the foregoing, or any entity trust or other estate in which any of the foregoing has any interest has, to date, sold any asset, directly or indirectly, to the Partnership.

The Partnership has no directors, officers or employees and is managed by the General Partner.  The General Partner is managed by certain of its principals, none of whom is independent of the General Partner.

Any contract for services between the Partnership and APM Funds or its affiliates may be canceled on sixty (60) days written notice without penalty upon the affirmative vote of all Limited Partners at a meeting called in accordance with the terms of the Partnership Agreement.

The Advisor is not affiliated with the Partnership, APM Funds or Altegris Investments.

Item 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by Spicer Jeffries LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2008 and 2007.

FEE CATEGORY	2008	2007

Audit Fees	$65,000*	$28,500
Audit-Related Fees	-	-
Tax Fees	10,000	5,000
All Other Fees	-	-

TOTAL FEES	$75,000	$33,500

* Amount expected to be billed for 2008 services.

Audit Fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of Winton Futures Fund, L.P. (US)’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and filed on Winton Futures Fund, L.P. (US)’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax Fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and Partnership income tax return filings.

PART IV

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements and balance sheets required by this Item are included herewith, beginning after the signature page hereof, and are incorporated into this Item 15.

(b)	Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description

*3.1	Certificate of Formation of Winton Futures Fund, L.P. (US)

*4.1	First Amended Agreement of Limited Partnership of Winton Futures Fund, L.P. (US)

*10.1	Advisory Contract between Winton Futures Fund, L.P. (US), Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

* This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement
(File No. 000-53348) filed on July 30, 2008 on Form 10-12G under the Securities Exchange Act of 1934.

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.

*** Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2009

WINTON FUTURES FUND, L.P. (US)

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.

By:	/s/ Jon C. Sundt
Name: Jon C. Sundt
Title: Principal Executive and Principal Financial Officer

WINTON FUTURES FUND, L.P. (US)
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

WINTON FUTURES FUND, L.P. (US)

____________

INDEX TO FINANCIAL STATEMENTS
_____________

PAGES

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Statements of Financial Condition	F-3

Condensed Schedules of Investments	F-4 – F-6

Statements of Operations	F-7

Statements of Changes in Partners’ Capital (Net Asset Value)	F-8 – F-9

Notes to Financial Statements	F-10 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Winton Futures Fund, L.P. (US)

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Winton Futures Fund, L.P. (US) (“the Partnership”) as of December 31, 2008 and 2007, and the related statements of operations and changes in partners’ capital for the years ended December 31, 2008, 2007 and 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winton Futures Fund, L.P. (US) as of December 31, 2008 and 2007, and the results of its operations and changes in partners’ capital for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 20, 2009

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2008 AND 2007
_______________

	2008	2007
ASSETS
Equity in Newedge USA, LLC account
Cash	$154,396,738	$25,952,767
Unrealized gain on open commodity futures contracts	4,174,311	1,354,533
Interest receivable	14,426	53,503

	158,585,475	27,360,803

Cash and cash equivalents	3,384,626	84,729,844
Investment securities at value (cost - $132,744,996)	132,860,018	0
Interest receivable	161,545	0
Other assets	0	1,125

Total assets	$294,991,664	$112,091,772

LIABILITIES
Payable for securities purchased	$5,000,000	$0
Commissions payable	30,216	31,362
Management fee payable	314,556	115,550
Administrative fee payable	16,198	0
Service fees payable	229,428	59,483
Incentive fee payable	3,053,989	988,849
Redemptions payable	4,043,596	4,725,873
Subscriptions received in advance	23,079,459	10,612,046
Other liabilities	176,744	43,748

Total liabilities	35,944,186	16,576,911

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,491	2,899
Limited Partners	259,043,987	95,511,962

Total partners’ capital (Net Asset Value)	259,047,478	95,514,861

Total liabilities and partners’ capital	$294,991,664	$112,091,772

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes

$3,000,000	11/17/2009	Federal Farm Credit Bank, 2.05%	$3,005,640	1.16%
6,000,000	12/23/2010	Federal Farm Credit Bank, 2.37%	6,011,280	2.32%
4,000,000	7/10/2009	Federal Home Loan Bank, 4.35%	4,002,280	1.54%
3,250,000	5/1/2009	Federal Home Loan Bank, 3.00%	3,253,998	1.26%
3,600,000	5/20/2009	Federal Home Loan Bank, 2.04%	3,603,744	1.39%
2,800,000	11/20/2009	Federal Home Loan Bank, 2.04%	2,802,128	1.08%
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,018,750	1.94%
5,000,000	8/21/2009	Federal Home Loan Bank, 0.44%	4,994,250	1.93%
5,000,000	4/28/2009	Federal Home Loan Bank, 2.50%	5,007,800	1.93%
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	5,039,050	1.95%
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	4,030,000	1.56%
5,000,000	12/30/2009	Federal Home Loan Mortgage Corporation, 1.00%	4,993,750	1.93%
4,000,000	11/10/2009	Federal Home Loan Mortgage Corporation, 2.05%	4,005,040	1.55%
5,000,000	7/6/2010	Federal Home Loan Mortgage Corporation, 1.50%	5,000,000	1.93%
1,180,000	1/7/2009	Federal Home Loan Bank Disc Note, 0.03%	1,179,993	0.46%
6,600,000	2/4/2009	Federal Home Loan Mortgage Corp Disc, 0.05%	6,599,670	2.55%

Total U.S. Government Agency Bonds and Notes (cost - $68,432,351)			68,547,373	26.48%

Corporate Notes

$27,893,000	1/2/2009	Bank of America Repo, 0.01%	27,893,000	10.77%
6,000,000	1/6/2009	Chevron Corp Note, 0.02%	6,000,000	2.32%
2,124,000	1/5/2009	Hershey Foods Corp Disc Note, 0.15%	2,123,947	0.82%
896,000	1/2/2009	L’Oreal USA Inc Disc Note, 0.15%	895,974	0.35%
6,000,000	1/5/2009	Nestle Capital Disc Note, 0.01%	5,999,991	2.32%
6,000,000	1/5/2009	Northern Illinois Gas Disc Note, 0.07%	5,999,930	2.32%
6,000,000	1/6/2009	Rabobank USA Financial Corp Disc Note, 0.05%	5,999,942	2.32%
3,400,000	1/2/2009	Societe General North America Disc Note, 0.21%	3,399,861	1.31%
6,000,000	1/2/2009	Toyota Financial Service Puerto Rico, 0.10%	6,000,000	2.32%

Total Corporate Notes (cost - $64,312,645)			64,312,645	24.85%

Total investment securities - United States (cost - $132,744,996)			$132,860,018	51.33%

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008 (Continued)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb - Jun 09	60	$120,994	0.05%
Currencies	Mar 09 - Jun 10	1,439	1,600,723	0.62%
Interest Rates	Jan 09 - Jun 10	1,533	2,662,065	1.03%
Metals	Jan 09	75	(205,661)	(0.08)%
Stock Indices	Mar 09	2	875	0.00%
Treasury Rates	Mar 09 - Dec 09	563	1,542,447	0.60%

Total long futures contracts		3,672	5,721,443	2.22%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 09 - Nov 10	667	(1,242,086)	(0.48)%
Currencies	Mar 09	441	(1,489,992)	(0.58)%
Energy	Jan 09 - Dec 10	94	302,182	0.12%
Metals	Jan - Apr 09	175	998,975	0.39%
Stock Indices	Jan - Mar 09	119	(112,475)	(0.04)%
Treasury Rates	Mar 09	18	(3,736)	0.00%

Total short futures contracts		1,514	(1,547,132)	(0.59)%

Total futures contracts		5,186	$4,174,311	1.63%

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan - Dec 08	684	$1,060,910	1.11%
Currencies	Mar 08 - Jun 09	2,218	64,435	0.07%
Energy	Jan - Apr 08	125	537,853	0.56%
Interest Rates	Jan 08 - Jun 09	320	(55,484)	(0.06)%
Metals	Jan - Apr 08	223	(202,035)	(0.21)%
Stock Indices	Jan - Mar 08	476	16,876	0.02%
Treasury Rates	Mar 08	515	(103,751)	(0.11)%

Total long futures contracts		4,561	1,318,804	1.38%

SHORT FUTURES CONTRACTS:
Agriculture	Feb - May 08	171	(147,729)	(0.15)%
Currencies	Mar 08	47	(40,394)	(0.04)%
Energy	Feb 08	25	(63,820)	(0.07)%
Interest Rates	Mar 08 - Mar 09	371	(36,278)	(0.04)%
Metals	Jan - Mar 08	108	307,743	0.32%
Stock Indices	Mar 08	8	18,379	0.02%
Treasury Rates	Mar 08	76	(2,172)	0.00%

Total short futures contracts		806	35,729	0.04%

BALANCES, DECEMBER 31, 2007		5,367	$1,354,533	1.42%

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
_______________

	2008	2007	2006
TRADING GAINS (LOSSES)
Gain (Loss) on trading of
commodity futures contracts
Realized	$39,466,146	$15,150,335	$4,746,506
Change in unrealized	2,819,778	(739,757)	1,396,014
Brokerage commissions	(499,445)	(673,161)	(676,866)

Gain from trading futures	41,786,479	13,737,417	5,465,654

Gain on trading of securities
Realized	5,605	0	0
Change in unrealized	115,022	0	0

Gain from trading securities	120,627	0	0

Total trading gains	41,907,106	13,737,417	5,465,654

NET INVESTMENT INCOME (LOSS)
Income
Interest income	3,801,283	3,810,719	1,783,498

Expenses
Management fee	2,474,653	1,170,329	582,575
Administrative fee	49,259	0	0
Service fees	1,864,912	536,306	245,933
Incentive fee	8,685,185	2,765,664	925,800
Professional fees	515,291	214,484	85,639

Total expenses	13,589,300	4,686,783	1,839,947

Net investment (loss)	(9,788,017)	(876,064)	(56,449)

NET INCOME	$32,119,089	$12,861,353	$5,409,205

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
_______________

		Limited Partners

		Original	Original	Special
	Total	Class A	Class B	Interests

Balances at December 31, 2005	$24,286,007	$9,533,419	$8,176,132	$6,574,214

Capital additions	34,206,507	8,446,507	24,470,000	1,290,000

Capital withdrawals	(6,731,323)	(2,831,788)	(3,899,535)	0

Net income for the year
ended December 31, 2006	5,409,205	1,569,448	2,786,282	1,053,174

Offering costs	(9,300)	(2,651)	(4,884)	(1,765)

Balances at December 31, 2006	57,161,095	16,714,934	31,527,995	8,915,623

Transfers	0	(1,127,544)	1,127,544	0

Capital additions	41,661,121	18,167,321	22,673,800	820,000

Capital withdrawals	(16,152,642)	(2,299,027)	(12,633,615)	(1,220,000)

Net income for the year
ended December 31, 2007	12,861,353	4,051,251	7,557,205	1,252,541

Offering costs	(16,066)	(5,436)	(9,077)	(1,553)

Balances at December 31, 2007	95,514,861	35,501,499	50,243,852	9,766,611

Transfers	0	(3,428,705)	(63,946,413)	0

Capital additions	178,574,330	64,322,008	32,627,859	0

Capital withdrawals	(47,036,859)	(3,474,589)	(14,264,716)	(8,174,000)

Net income for the year
ended December 31, 2008	32,119,089	13,188,377	11,614,186	1,563,864

Offering costs	(123,943)	(61,913)	(28,720)	(5,995)

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480

The accompanying notes are an integral part of this statement.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (CONTINUED)
_______________

	Limited Partners

			Institutional	General
	Class A	Class B	Interests	Partner

Balances at December 31, 2005	$0	$0	$0	$2,242

Capital additions	0	0	0	0

Capital withdrawals	0	0	0	0

Net income for the year
ended December 31, 2006	0	0	0	301

Offering costs	0	0	0	0

Balances at December 31, 2006	0	0	0	2,543

Transfers	0	0	0	0

Capital additions	0	0	0	0

Capital withdrawals	0	0	0	0

Net income for the year
ended December 31, 2007	0	0	0	356

Offering costs	0	0	0	0

Balances at December 31, 2007	0	0	0	2,899

Transfers	(262,983)	260,072	67,378,029	0

Capital additions	29,770,930	26,373,531	25,480,002	0

Capital withdrawals	(113,314)	(54,100)	(20,956,140)	0

Net income for the year
ended December 31, 2008	1,779,682	1,685,068	2,287,318	594

Offering costs	(2,994)	(2,145)	(22,174)	(2)

Balances at December 31, 2008	$31,171,321	$28,262,426	$74,167,035	$3,491

The accompanying notes are an integral part of this statement.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with maturity dates of 90 days or less.

Fair Value

Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement.  FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:  quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3).

The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

The following summarizes the Partnership’s investments accounted for at fair value at December 31, 2008 using the fair value hierarchy of FAS 157:

Futures contracts (Level 1)	$4,174,311
U.S. Government agency obligations (Level 1)	$68,547,373
Corporate Notes (Level 2)	$64,312,645

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

Foreign Currency Transactions

The Partnership’s functional currency is the United States (“U.S.”) dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

The Partnership has continued to evaluate the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” to the Partnership, and has determined that FIN 48 does not have a material impact on the Partnership’s financial statements.  In connection with the application of FIN 48, the Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Recently Issued Accounting Pronouncement

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Partnership is currently evaluating the impact that FAS 161 will have on its disclosures related to derivative instruments, however, no impact other than enhanced disclosure is anticipated

NOTE 2 -AGREEMENTS AND RELATED PARTIES

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -AGREEMENTS AND RELATED PARTIES (CONTINUED)

Advisory Contract (Continued)

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership’s management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of their management fees earned to the Advisor.  Total management fees earned by the Advisor for the years ended December 31, 2008, 2007 and 2006 were $933,820, $478,625 and $199,388, respectively.

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

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the years ended December 31, 2008, 2007 and 2006 were $1,540,833, $691,704 and $383,187, respectively.  Management fees payable to the General Partner as of December 31, 2008 and 2007 were $190,491 and $115,550, respectively.

Administrative Fee

Effective July 1, 2008, the General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.333% annually) of the Partnership’s management fee net asset value (as defined) attributable to Class A and Class B Interests.

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the years ended December 31, 2008, 2007 and 2006, commissions and continuing compensation received by Altegris amounted to $1,807,841, $639,040 and $493,601, respectively.

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

NOTE 3 -FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

The Partnership’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

The Partnership has cash deposited with Wilmington Trust Company (“Custodian”).  In August 2008, the Partnership expanded its agreement with the Custodian to include cash management services with the Custodian’s affiliate, Wilmington Trust Investment Management (“WTIM”), for cash not held with the Clearing Broker.  The Partnership has a substantial portion of its assets on deposits with WTIM in U.S. Government agency bonds and notes and Corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer.  Such bonds and notes are also particularly sensitive to changes in interest rates and economic conditions.

NOTE 4 -INDEMNIFICATIONS

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2008, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	December 31, 2008

	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	20.33%	21.58%	21.93%	1.29%	2.16%	3.52%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.13%	1.97%	1.77%	5.08%	3.06%	2.18%
Incentive fees (4)	4.27%	6.70%	5.07%	2.95%	3.32%	1.22%

Total expenses	7.40%	8.67%	6.84%	8.03%	6.38%	3.40%

Net investment income (loss) (1) (2) (3)	(1.09)%	0.54%	0.56%	(3.65)%	(1.70)%	(0.49)%

	December 31, 2007			December 31, 2006

	Original	Original	Special	Original	Original	Special
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	13.61%	14.97%	15.45%	13.31%	14.53%	14.37%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.05%	2.03%	1.77%	3.00%	1.98%	1.73%
Incentive fees (4)	3.46%	3.33%	2.87%	2.19%	2.22%	2.34%

Total expenses	6.51%	5.36%	4.64%	5.19%	4.20%	4.07%

Net investment income (1) (2)	1.51%	2.56%	2.79%	1.32%	2.32%	2.59%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized only for Class A, Class B and Institutional Interests.
(4)	Not annualized.
(5)	Class A, Class B, and Institutional Interests were first issued effective July 1, 2008.

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
BALANCE SHEETS
DECEMBER 2008 AND 2007

ALTEGRIS PORTFOLIO MANAGEMENT, INC.

____________

INDEX TO BALANCE SHEETS
_____________

PAGES

Report of Independent Registered Public Accounting Firm	B-2

Balance Sheets	B-3

Notes to Financial Statements	B-4 – B-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
Altegris Portfolio Management, Inc.

We have audited the accompanying balance sheets of Altegris Portfolio Management, Inc. as of December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the balance sheets are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above presents fairly, in all material respects, the financial position of Altegris Portfolio Management, Inc. as of December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 23, 2009

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2008

ASSETS	2008	2007

CURRENT ASSETS:
Cash	$317,899	$82,188
Receivables: (Notes 2 and 3)
Management fees receivable	237,879	169,913
Commissions receivable	72,930	58,146
Other receivables	152,925	21,042
Other current assets	1,858	1,858

Total current assets	783,491	333,147

INVESTMENTS - General partner interests in commodity
pool partnerships (Note 2)	10,437	7,487

FURNITURE, EQUIPMENT AND SOFTWARE,
net of accumulated depreciation of $41,773 and $41,137	530	1,166

	$794,458	$341,800

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term debt (Note 5)	$458,691	$-
Commissions payable	98,334	163,743
Accounts payable	63,682	14,698
Other liabilities	30,208	17,968

Total current liabilities	650,915	196,409

NON CURRENT LIABILITIES:
Long-term debt (Note 5)	969,283	-

Total liabilities	1,620,198	196,409

COMMITMENTS AND CONTIGENCIES (Notes 3 and 5)

SHAREHOLDER'S EQUITY (DEFICIT): (Note 4)
Common stock, no par value; 1,000,000 shares authorized,
200 shares issued and outstanding	10,000	10,000
Class A common stock, no par value, 10,000 shares authorized,
no shares issued	-	-
Additional paid in capital	135,391	135,391
Deficit	(971,131)	-

Total shareholder's equity (deficit)	(825,740)	145,391

	$794,458	$341,800

The accompanying notes are an integral part of this statement.

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
NOTES TO BALANCE SHEETS
_______________

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Altegris Portfolio Management, Inc. (the “Company”) was incorporated in Arkansas on December 2, 1985, is registered as an investment advisor with the state of California and as a commodity pool operator with the Commodity Futures Trading Commission.  As the General Partner, Managing Member and/or commodity pool operator for investment funds that engage in the speculative trading of equities, commodity futures, mutual funds and securities, the Company maintains all related books and records.  In addition, the Company receives fees from related entities for consulting and administrative services.  The Company is a wholly owned subsidiary of Altegris Capital, L.L.C. (the “Parent”).

Valuation of Investments

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), effective January 1, 2008.  Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and blockage discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
NOTES TO BALANCE SHEETS
_______________

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Valuation of Investments (continued)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Investments in investment funds are typically valued utilizing the net asset valuations provided by the underlying investment funds and/or their administrators.  Company management considers subscription and redemption rights, including any restrictions on the disposition of the interest in its determination of fair value. Investments in investment funds are included in Level 3 of the fair value hierarchy.

Furniture, Equipment and Software

Furniture, equipment and software is stated at cost less accumulated depreciation.  Depreciation is provided on the declining balance method, based on estimated useful lives of five to seven years.

Income taxes

The Company is included in the consolidated income tax return of its parent.  As such, it has elected to be taxed under Subchapter S of the Internal Revenue Code.  Accordingly, taxable income or loss of the Company will be allocated to its shareholders, who are responsible for the payment of the taxes thereon.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable.  Actual results could differ from those estimates.

Revenue Recognition

The Company receives management and administrative fees from affiliated funds as discussed in Note 2. These fees accrue under the terms of the respective limited partnership agreements and/or operating agreements.  The Company receives these fees as computed based on the net assets of the respective funds.

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
NOTES TO BALANCE SHEETS
_______________

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument.  Assets that are recorded at fair value consist largely of short-term receivables, and other current assets, which are carried at contracted amounts that approximate fair value.  Similarly, the Company's liabilities consist of and accrued expenses recorded at contracted amounts that approximate fair value.

NOTE 2 -        INVESTMENTS IN AFFILIATED PARTNERSHIPS AND RECEIVABLES

The Company is the General Partner, Managing Member and/or commodity pool operator for several investment funds.  The Company, as General Partner or Managing Member, receives management fees as compensation for services provided on behalf of the investment funds.

The Company, in its capacity as General Partner or Managing Member, has advanced offering and organizational expenses for various funds.  The Company is reimbursed if sufficient interests are sold during the offering period and the fund commences operations.  In addition, the Company pays all general operating expenses on behalf of the funds and is reimbursed on a monthly basis.

Management fees and other receivables due from the funds at December 31, 2008 and 2007 are as follows:

	Management Fees Receivable		Other Receivables
	December 31,	December 31,	December 31,	December 31,
Partnership	2008	2007	2008	2007
APM - Valhalla Resources Fund, L.L.C.	$10,101	$12,140	$1,602	$7,634
APM - Torrey Pines Fund, L.P.	36,025	41,555	5,730	8,060
Clarke Worldwide Fund, L.P.	1,262	668	36	-
Winton Futures Fund, L.P. (US)	190,491	115,550	44,436	5,348
APM - Pinehurst Partners Fund, L.P.	-	-	49,244	-
APM - Multi-Strategy Fund, L.P.	-	-	51,877	-
	$237,879	$169,913	$152,925	$21,042

The Company also receives commissions from an unrelated offshore company.  Commissions receivable were $72,930 and $58,146 at December 31, 2008 and 2007, respectively.

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
NOTES TO BALANCE SHEETS
_______________

NOTE 2 -        INVESTMENTS IN AFFILIATED PARTNERSHIPS AND RECEIVABLES (CONTINUED)

The Company’s general partnership or member interests in the limited partnerships or limited liability companies and management and administrative fees received for the years ended December 31, 2008 and 2007 are as follows:

	Investment
	December 31,	December 31,
Partnership	2008	2007
APM - Valhalla Resources Fund, L.L.C.	$1,483	$1,375
APM - Torrey Pines Fund, L.P.	1,359	1,477
Clarke Worldwide Fund, L.P.	3,104	1,736
Winton Futures Fund, L.P. (US)	3,491	2,899
APM - Multi-Strategy Fund, L.P.	1,000	-
Totals	$10,437	$7,487

NOTE 3 -        OFF BALANCE SHEET RISKS AND UNCERTAINTIES

The Company is the General Partner or Managing Member of various funds.  The funds participate directly or indirectly in the speculative trading of equities, commodity futures, mutual funds and securities which may be subject to margin requirements.  The funds are limited partnerships or limited liability companies; therefore a limited partner or member bears only the risk of his investment in the fund.  However, the Company as General Partner or Managing Member, additionally bears the risk for any legal actions taken against the funds, margin calls or liabilities in excess of the funds' assets.

The Company’s policy is to continuously monitor the exposure to the funds through the use of a variety of financial position and credit exposure reporting and control procedures.  In addition, the Company, as General Partner or Managing Member, has a policy of reviewing the credit standing of each clearing broker or counterparty with which the funds conduct business.

Included in receivables at December 31, 2008 and 2007 are $234,927 and $120,898, respectively, due from Winton Futures Fund, L.P. (US).  These amounts represent approximately 50% of total receivables at December 31, 2008 and 2007.  The Company’s revenues are dependent upon maintaining the level of assets in the respective affiliated funds.

NOTE 4 -       EQUITY TRANSACTIONS

During 2007, the Company’s former subsidiary, Altegris Investments, Inc., was spun off from the Company to its Parent’s shareholder. This resulted in an equity distribution of $1,876,820.

During the years ended December 31, 2008 and 2007 the Company made distributions of $2,375,036 and $335,764, respectively, to its Parent.

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
NOTES TO BALANCE SHEETS
_______________

NOTE 5 -       NOTE PAYABLE

On October 13, 2008, the Company borrowed $1,500,000 from an unrelated individual. The note bears interest at 10% per annum and is due on October 13, 2011. The note is payable in monthly installments of principal and interest of $48,400 and is secured by all of the assets of the Company, including all fees, commissions or other amounts due to the Company whether presently existing or created in the future. In addition, the note is guaranteed by the Company’s president. Future maturities of the note payable are as follows:

Year	Amount

2010	$458,691
2011	506,721
2012	462,562
1,427,974
Less: current maturity of long-term debt	458,691
$969,283

NOTE 6 -       FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See Note 1 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008

Assets:

Investments in private investment companies, at fair value	$-	$-	$10,437	$10,437

Total Assets	$-	-	10,437	$10,437

The following table presents additional information about Level 3 assets and liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

ALTEGRIS PORTFOLIO MANAGEMENT, INC.
NOTES TO BALANCE SHEETS
_______________

NOTE 6 -       FAIR VALUE MEASUREMENTS (CONTINUED)

Changes in Level 3 assets and liabilities measured at fair value for the year ended December 31, 2008:

	Balance as of December 31, 2007	Net Transfers In (Out)	Purchases and Sales, net	Realized and Unrealized Gains and (Losses)	Balance as of December 31, 2008	Change in Unrealized Gain (Loss) On Securities Still Held

Assets:

Investments in private investment companies, at fair value	$-	$7,487	$1,000	$1,950	$10,437	$1,950