Form 10-Q
period 2009-03-31
WINTON FUTURES FUND LP (US)
filed 2009-05-13
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  ☐ No  ☒

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition	2

	Condensed Schedules of Investments	3-7

	Statements of Operations	8

	Statements of Changes in Partners’ Capital (Net Asset Value)	9

	Notes to Financial Statements	10-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21-22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

Rule 13a–14(a)/15d–14(a) Certifications		S-1

Section 1350 Certifications		S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2009 (Unaudited) and DECEMBER 31, 2008 (Audited)
_______________

	2009	2008
ASSETS
Equity in Newedge USA, LLC account
Cash	$38,237,086	$154,396,738
Unrealized gain (loss) on open commodity futures contracts	(1,597,950)	4,174,311
Interest receivable	0	14,426

	36,639,136	158,585,475

Cash and cash equivalents	7,704,125	3,384,626
Investment securities at value
(cost - $356,962,018 and $132,744,996)	357,189,807	132,860,018
Interest receivable	289,596	161,545

Total assets	$401,822,664	$294,991,664

LIABILITIES
Payable for securities purchased	$20,000,000	$5,000,000
Commissions payable	377,789	30,216
Management fee payable	484,836	314,556
Administrative fee payable	35,552	16,198
Service fees payable	285,041	229,428
Incentive fee payable	4,718	3,053,989
Redemptions payable	4,517,041	4,043,596
Subscriptions received in advance	30,477,345	23,079,459
Other liabilities	176,530	176,744

Total liabilities	56,358,852	35,944,186

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,409	3,491
Limited Partners	345,460,403	259,043,987

Total partners' capital (Net Asset Value)	345,463,812	259,047,478

Total liabilities and partners' capital	$401,822,664	$294,991,664

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2009 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$5,000,000	1/20/2011	Federal Farm Credit Bank, 1.62%	$5,001,550	1.45%
5,000,000	3/18/2010	Federal Farm Credit Bank, 1.05%	5,001,550	1.45%
5,000,000	3/23/2011	Federal Farm Credit Bank, 1.85%	4,995,300	1.45%
4,000,000	7/10/2009	Federal Home Loan Bank, 1.18%	4,005,360	1.16%
3,250,000	5/1/2009	Federal Home Loan Bank, 0.98%	3,251,430	0.94%
3,600,000	5/20/2009	Federal Home Loan Bank, 1.07%	3,602,880	1.04%
2,800,000	11/20/2009	Federal Home Loan Bank, 1.07%	2,804,564	0.81%
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,012,500	1.45%
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,028,100	2.90%
5,000,000	9/13/2010	Federal Home Loan Bank, 1.50%	5,021,900	1.45%
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	5,009,400	1.45%
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	4,006,240	1.16%
5,000,000	9/10/2010	Federal Home Loan Bank, 1.40%	5,015,650	1.45%
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,006,300	2.90%
5,000,000	12/30/2009	Federal Home Loan Mortgage Corporation, 1.00%	5,001,350	1.45%
5,000,000	2/9/2011	Federal Home Loan Mortgage Corporation, 1.75%	5,007,150	1.45%
10,000,000	3/16/2011	Federal Home Loan Mortgage Corporation, 2.00%	10,007,400	2.90%
10,000,000	3/12/2010	Federal Home Loan Mortgage Corporation, 1.25%	10,000,400	2.89%
5,000,000	9/30/2010	Federal Home Loan Mortgage Corporation, 1.70%	5,010,300	1.45%
5,000,000	3/23/2010	Federal Home Loan Mortgage Corporation, 1.35%	5,005,200	1.45%
10,000,000	4/6/2011	Federal Home Loan Mortgage Corporation, 1.00%	9,997,900	2.89%
5,000,000	7/6/2010	Federal Home Loan Mortgage Corporation, 1.50%	5,032,800	1.46%
3,000,000	2/11/2011	Federal Home Loan Mortgage Corporation, 2.00%	3,009,390	0.87%
10,000,000	4/1/2011	Federal Home Loan Mortgage Corporation, 2.00%	10,025,000	2.90%
5,000,000	9/30/2010	Federal Home Loan Mortgage Corporation, 1.20%	5,000,000	1.45%
10,000,000	4/8/2011	Federal Home Loan Mortgage Corporation, 1.875%	10,000,000	2.89%
23,200,000	4/1/2009	Federal Home Loan Bank Disc Note, 0.01%	23,199,994	6.72%
5,800,000	4/3/2009	Federal Home Loan Bank Disc Note, 0.01%	5,799,994	1.68%

Total U.S. Government Agency Bonds and Notes (cost - $184,631,813)			184,859,602	53.51%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2009 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes
$62,535,000	4/1/2009	Bank of America Repo, 0.05%	$62,535,000	18.10%
15,685,000	4/1/2009	Devon Energy Corp Disc Note, 0.56%	15,684,760	4.54%
5,000,000	4/1/2009	Dexia Delaware LLC Disc Note, 0.45%	4,999,572	1.45%
10,685,000	4/3/2009	Dexia Delaware LLC Disc Note, 0.45%	10,684,086	3.09%
5,000,000	4/1/2009	Lloyds Bank PLC Disc Note, 0.25%	4,999,965	1.45%
15,685,000	4/1/2009	Northern Illinois Gas Disc Note, 0.20%	15,684,913	4.54%
9,533,000	4/1/2009	Sempra Energy Holdings Disc Note, 0.61%	9,532,841	2.76%
11,375,000	4/6/2009	Toyota Motor Credit Corp Disc Note, 0.18%	11,374,602	3.29%
1,965,000	4/2/2009	Toyota Motor Credit Disc Note, 0.15%	1,964,983	0.57%
3,500,000	4/1/2009	Transocean Inc Disc Note, 0.76%	3,499,927	1.01%
15,685,000	4/1/2009	Vodafone Group PLC Disc Note, 0.58%	15,684,752	4.54%
15,685,000	4/1/2009	Wellpoint Inc Disc Note, 0.46%	15,684,804	4.54%

Total Corporate Notes (cost - $172,330,205)			172,330,205	49.88%

Total investment securities - United States (cost - $356,962,018)			$357,189,807	103.39%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2009 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	May 09 - Dec 09	146	$112,745	0.03%
Currencies	Jun 09 - Mar 11	1,543	290,588	0.08%
Energy	May 09 - Jun 09	15	(42,480)	(0.01)%
Interest Rates	Jun 09 - Sep 10	2,962	2,076,145	0.60%
Metals	May 09 - Jun 09	70	(63,578)	(0.02)%
Treasury Rates	Jun 09 - Mar 10	1,144	(108,990)	(0.03)%

Total long futures contracts		5,880	2,264,430	0.65%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 09 - Dec 10	780	(276,827)	(0.08)%
Currencies	Jun 09 - Sep 09	1,073	(2,527,987)	(0.73)%
Energy	May 09 - Dec 09	37	80,603	0.02%
Metals	May 09 - Sep 09	169	(482,335)	(0.14)%
Stock Indices	Apr 09 - Jun 09	400	(660,012)	(0.19)%
Treasury Rates	Jun 09	11	4,178	0.00%

Total short futures contracts		2,470	(3,862,380)	(1.12)%

Total futures contracts		8,350	$(1,597,950)	(0.47)%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2008
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$3,000,000	11/17/2009	Federal Farm Credit Bank, 2.05%	$3,005,640	1.16%
6,000,000	12/23/2010	Federal Farm Credit Bank, 2.37%	6,011,280	2.32%
4,000,000	7/10/2009	Federal Home Loan Bank, 4.35%	4,002,280	1.54%
3,250,000	5/1/2009	Federal Home Loan Bank, 3.00%	3,253,998	1.26%
3,600,000	5/20/2009	Federal Home Loan Bank, 2.04%	3,603,744	1.39%
2,800,000	11/20/2009	Federal Home Loan Bank, 2.04%	2,802,128	1.08%
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,018,750	1.94%
5,000,000	8/21/2009	Federal Home Loan Bank, 0.44%	4,994,250	1.93%
5,000,000	4/28/2009	Federal Home Loan Bank, 2.50%	5,007,800	1.93%
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	5,039,050	1.95%
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	4,030,000	1.56%
5,000,000	12/30/2009	Federal Home Loan Mortgage Corporation, 1.00%	4,993,750	1.93%
4,000,000	11/10/2009	Federal Home Loan Mortgage Corporation, 2.05%	4,005,040	1.55%
5,000,000	7/6/2010	Federal Home Loan Mortgage Corporation, 1.50%	5,000,000	1.93%
1,180,000	1/7/2009	Federal Home Loan Bank Disc Note, 0.03%	1,179,993	0.46%
6,600,000	2/4/2009	Federal Home Loan Mortgage Corp Disc, 0.05%	6,599,670	2.55%
Total U.S. Government Agency Bonds and Notes (cost - $68,432,351)			68,547,373	26.48%

Corporate Notes
$27,893,000	1/2/2009	Bank of America Repo, 0.01%	27,893,000	10.77%
6,000,000	1/6/2009	Chevron Corp Note, 0.02%	6,000,000	2.32%
2,124,000	1/5/2009	Hershey Foods Corp Disc Note, 0.15%	2,123,947	0.82%
896,000	1/2/2009	L'Oreal USA Inc Disc Note, 0.15%	895,974	0.35%
6,000,000	1/5/2009	Nestle Capital Disc Note, 0.01%	5,999,991	2.32%
6,000,000	1/5/2009	Northern Illinois Gas Disc Note, 0.07%	5,999,930	2.32%
6,000,000	1/6/2009	Rabobank USA Financial Corp Disc Note, 0.05%	5,999,942	2.32%
3,400,000	1/2/2009	Societe General North America Disc Note, 0.21%	3,399,861	1.31%
6,000,000	1/2/2009	Toyota Financial Service Puerto Rico, 0.10%	6,000,000	2.32%
Total Corporate Notes (cost - $64,312,645)			64,312,645	24.85%

Total investment securities - United States (cost - $132,744,996)			$132,860,018	51.33%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2008
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

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)
_______________

	2009	2008
TRADING GAINS (LOSSES)

Gain (loss) on trading of
commodity futures contracts
Realized	$1,054,224	$16,760,047
Change in unrealized	(5,772,261)	(2,386,643)
Brokerage commissions	(493,455)	(112,921)

Gain (loss) from trading futures	(5,211,492)	14,260,483

Gain (loss) on trading of securities
Realized	(8,188)	0
Change in unrealized	112,767	0

Gain from trading securities	104,579	0

Foreign currency translation gains (losses)	(1,305,143)	340,599

Total trading gains (losses)	(6,412,056)	14,601,082

NET INVESTMENT INCOME (LOSS)

Income
Interest income	426,743	974,544

Expenses
Management fee	1,250,585	404,467
Administrative fee	86,166	0
Service fees	808,808	244,193
Incentive fee	4,718	2,930,377
Professional fees	236,074	4,199

Total expenses	2,386,351	3,583,236

Net investment (loss)	(1,959,608)	(2,608,692)

NET INCOME (LOSS)	$(8,371,664)	$11,992,390

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480	$31,171,321	$28,262,426	$74,167,035	$3,491

Transfers	0	(114,516)	151,290	0	44,515	(81,289)	0	0

Capital additions	104,261,751	0	0	18,000,000	42,635,798	28,524,953	15,101,000	0

Capital withdrawals	(9,403,519)	(6,172,253)	(834,873)	0	(436,799)	(468,574)	(1,491,020)	0

Net (loss) for the three months ended March 31, 2009	(8,371,664)	(2,418,776)	(323,862)	(430,760)	(2,005,344)	(1,313,344)	(1,879,497)	(81)

Offering costs	(70,234)	(23,785)	(3,604)	(963)	(12,875)	(10,264)	(18,742)	(1)

Balances at March 31, 2009	$345,463,812	$97,317,347	$15,234,999	$20,718,757	$71,396,616	$54,913,908	$85,878,776	$3,409

Balances at December 31, 2007	$95,514,861	$35,501,499	$50,243,852	$9,766,611	$0	$0	$0	$2,899

Transfers	0	(930,548)	930,548	0	0	0	0	0

Capital additions	28,155,900	16,099,450	12,056,450	0	0	0	0	0

Capital withdrawals	(4,442,249)	(918,367)	(3,356,882)	(167,000)	0	0	0	0

Net income for the three months ended March 31, 2008	11,992,390	4,499,785	6,414,983	1,077,312	0	0	0	310

Balances at March 31, 2008	$131,220,902	$54,251,819	$66,288,951	$10,676,923	$0	$0	$0	$3,209

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the First Amended Agreement of Limited Partnership (“Agreement”).  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a APM Funds) (the "General Partner").  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (Continued)

The following summarizes the Partnership’s investments accounted for at fair value at March 31, 2009 and December 31, 2008 using the fair value hierarchy of FAS 157:

	March 31, 2009	December 31, 2008

Futures contracts (Level 1)	$(1,597,950)	$4,174,311
U.S. Government agency obligations (Level 1)	$184,859,602	$68,547,373
Corporate Notes (Level 2)	$172,330,205	$64,312,645

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

Foreign Currency Transactions (continued)

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

The Partnership has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” to the Partnership, and has determined that FIN 48 does not have a material impact on the Partnership’s financial statements.  In connection with the application of FIN 48, the Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivatives.  SFAS 161 is effective for financial statements issued for the Partnership’s first fiscal year beginning after November 15, 2008.  The Partnership adopted the provisions of SFAS 161 effective January 1, 2009.

Derivatives not designated as hedging instruments under SFAS 133
As of March 31, 2009

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$413,511	$(577,593)	$(164,082)

Currencies	611,118	(2,848,517)	(2,237,399)

Energy	86,016	(47,893)	38,123

Interest Rates	2,138,620	(62,475)	2,076,145

Metals	166,983	(712,896)	(545,913)

Stock Indices	46,594	(706,606)	(660,012)

Treasury Rates	316,017	(420,829)	(104,812)

	$3,778,859	$(5,376,809)	$(1,597,950)

The above reported fair values are included in equity in Newedge USA, LLC account – Unrealized gain (loss) on open commodity futures contracts on the statement of financial condition.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

Trading Revenue For the
Three Months Ended March 31, 2009

Type of Futures Contract	Total

Agriculture	$957,656
Currencies	(4,852,578)
Energy	782,472
Interest Rates	484,065
Metals	(999,146)
Stock Indicies	766,547
Treasury Rates	(1,857,053)

Total	$(4,718,037)

The above reported trading revenue amounts are included in gain (loss) on trading of commodity future contracts realized and unrealized in the statement of operations.  For the three months ended March 31, 2009, the monthly average of futures contracts bought and sold was approximately 4,400, in each case.

See Note 3 for additional information on the Partnership’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.   The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -  AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited ("Advisor").  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the three months ended March 31, 2009 and 2008 were $522,940 and $157,586, respectively.

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.125% (0.50% to 1.5% annually) for Special Interests of the Partnership's management fee net asset value (as defined).  Effective July 1, 2008, the General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B,  and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value (as defined).   The General Partner may declare any limited partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other limited partners.

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the three months ended March 31, 2009 and 2008 were $727,645 and $246,881, respectively.  Management fees payable to the General Partner as of March 31, 2009 and December 31, 2008 were $275,605 and $190,491, respectively.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -  AGREEMENTS AND RELATED PARTIES (CONTINUED)

Administrative Fee

Effective July 1, 2008, the General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined) attributable to Class A and Class B Interests.

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.  Effective March 1, 2009 selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests.  If the selling agent so elects, the Partnership will charge an ongoing payment of 0.0417% (0.50% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the limited partners.

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the three months ended March 31, 2009 and 2008, commissions and continuing compensation received by Altegris amounted to $528,990 and $242,234, respectively.

Effective March 1, 2009, the Partnership pays to its clearing brokers and Altegris, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

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

The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -  FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

The Partnership has cash deposited with Wilmington Trust Company (“Custodian”).  In August 2008, the Partnership expanded their agreement with the Custodian to include cash management services with their affiliate, Wilmington Trust Investment Management (“WTIM”), for cash not held with the Clearing broker.  The Partnership has a substantial portion of its assets on deposits with WTIM in U.S. Government agency bonds and notes and Corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer.  Such bonds and notes are also particularly sensitive to changes in interest rates and economic conditions.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -  FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	March 31, 2009
						(5)
	Original	Original	Special	(5)	(5)	Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(2.36)%	(2.11)%	(2.10)%	(2.84)%	(2.35)%	(2.13)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.12%	2.14%	1.84%	4.95%	2.97%	2.14%
Incentive fees (4)	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.12%	2.15%	1.84%	4.95%	2.97%	2.14%

Net investment income (loss) (1) (2) (3)	(2.59)%	(1.60)%	(1.27)%	(4.41)%	(2.43)%	(1.60)%

	March 31, 2008
	Original	Original	Special
	Class A	Class B	Interests

Total return for Limited Partners (4)	10.64%	10.94%	11.01%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	2.82%	1.76%	1.50%
Incentive fees (4)	2.35%	2.45%	2.49%

Total expenses	5.17%	4.21%	3.99%

Net investment income (1) (2) (3)	0.38%	1.47%	1.73%

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are withdrawn to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of Partnership assets not used for margin and held at Wilmington Trust Company, the Partnership’s custodian (the “Custodian”), are invested in liquid, high quality securities.  Through March 31, 2009 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership’s Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by Newedge USA, LLC, the Partnership’s clearing broker (“Newedge” or the “Clearing Broker”), Newedge Alternative Strategies, Inc. (“NAST”) (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

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

PART I – FINANCIAL INFORMATION (continued)

Results of Operations

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended March 31, 2009

January of 2009 saw a wave of consistently poor economic numbers, with unemployment rising, Government debt increasing and recessionary conditions around the globe.  In January, futures markets were volatile and the Partnership profited primarily in currencies, with the U.S. Dollar and Japanese Yen remaining strong, while the Pound Sterling remained under pressure. Elsewhere in the portfolio, there were small losses in bonds and small profits in equities, while liquidity remained favorable.  Throughout February, the situation in global financial and commodity markets worsened and no regions, countries, sectors or companies appeared immune from recessionary conditions.  With volatility levels still elevated, the portfolio continued its low margin exposure with small profits made in short equities (due to falling stock indices in February).  Gyrating currency markets caused small losses mainly attributable to weakening of the U.S. Dollar at month-end.  The continued plunge in demand for commodities in February, combined with increasing inventories, kept a lid on prices.  Crude oil and grain prices came under renewed price pressure, and the only sector to see higher prices was precious metals.  Small gains were achieved from a small long position in gold, and the Partnership benefitted primarily from being short grains.  March proved a difficult month for the Partnership and losses were experienced in bond and equity futures, while the Partnership’s long exposure in the U.S. Dollar was damaged by both the increasing United States debt and rumors of the U.S. Dollar being sidelined as the reserve currency. The Japanese Yen position also suffered.  The commodities sector was mixed in March, with the main features being vacillations in gold prices and a rally in energy.  Small returns were derived in crude oil as it started to find some strength.

Three Months Ended March 31, 2008

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

Item 4T: Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their

PART I – FINANCIAL INFORMATION (continued)

evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The requested information has been previously reported on Form 8-K.

(b)           Not applicable.

(c)           Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2009:

Month	Amount Redeemed
January 31, 2009	$2,324,050
February 28, 2009	$2,619,514
March 31, 2009	$4,580,790

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II – OTHER INFORMATION (continued)

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10-12G (File No. 000-53348) filed on July 30, 2008.

Exhibit Number	Description of Document
3.1*	Certificate of Formation of Winton Futures Fund, L.P. (US)
4.1*	First Amended Agreement of Limited Partnership of Winton Futures Fund, L.P. (US)
10.1*	Advisory Contract between Winton Futures Fund, L.P. (US), Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008
10.2*	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.
10.3*	Form of Selling Agency Agreement

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

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

Dated: May 13, 2009

WINTON FUTURES FUND, L.P. (US)

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a APM Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President