Form 10-Q
period 2009-06-30
WINTON FUTURES FUND LP (US)
filed 2009-08-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

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
Yes  ☐ No  ☒

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2009 (Unaudited ) and DECEMBER 31, 2008 (Audited)
_______________

	2009	2008
ASSETS
Equity in Newedge USA, LLC account
Cash	$36,264,749	$154,396,738
Unrealized gain on open commodity futures contracts	689,499	4,174,311
Long options (cost $1,010 and $0)	625	0
Interest receivable	0	14,426

	36,954,873	158,585,475

Cash and cash equivalents	42,950,593	3,384,626
Investment securities at value
(cost - $389,226,754 and $132,744,996)	389,884,032	132,860,018
Interest receivable	598,904	161,545

Total assets	$470,388,402	$294,991,664

LIABILITIES
Short options (cost $2,539 and $0)	$1,675	$0
Payable for securities purchased	9,995,312	5,000,000
Commissions payable	129,925	30,216
Management fee payable	612,698	314,556
Administrative fee payable	50,764	16,198
Service fees payable	327,144	229,428
Incentive fee payable	0	3,053,989
Redemptions payable	9,002,494	4,043,596
Subscriptions received in advance	42,756,357	23,079,459
Other liabilities	224,986	176,744

Total liabilities	63,101,355	35,944,186

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,173	3,491
Limited Partners	407,283,874	259,043,987

Total partners' capital (Net Asset Value)	407,287,047	259,047,478

Total liabilities and partners’ capital	$470,388,402	$294,991,664

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2009 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$5,000,000	3/18/2010	Federal Farm Credit Bank, 1.05%	$5,021,900	1.23%
5,000,000	3/23/2011	Federal Farm Credit Bank, 1.85%	5,025,000	1.23%
8,500,000	4/14/2011	Federal Farm Credit Bank, 1.65%	8,502,635	2.09%
5,000,000	2/28/2011	Federal Farm Credit Bank, 1.10%	4,990,650	1.23%
5,000,000	5/5/2011	Federal Farm Credit Bank, 1.375%	5,014,050	1.23%
5,000,000	7/7/2011	Federal Farm Credit Bank, 1.45%	4,995,300	1.23%
4,000,000	7/10/2009	Federal Home Loan Bank, 0.97%	4,000,520	0.98%
2,800,000	11/20/2009	Federal Home Loan Bank, 0.60%	2,802,408	0.69%
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,028,150	1.23%
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,084,400	2.48%
5,000,000	9/13/2010	Federal Home Loan Bank, 1.50%	5,050,000	1.24%
5,000,000	4/13/2011	Federal Home Loan Bank, 1.75%	5,001,550	1.23%
7,500,000	5/18/2011	Federal Home Loan Bank, 1.50%	7,507,050	1.84%
15,000,000	6/15/2011	Federal Home Loan Bank, 1.30%	14,981,250	3.68%
5,000,000	9/10/2010	Federal Home Loan Bank, 1.40%	5,043,750	1.24%
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,068,800	2.47%
5,000,000	2/9/2011	Federal Home Loan Mortgage Corporation, 1.75%	5,029,400	1.23%
10,000,000	3/16/2011	Federal Home Loan Mortgage Corporation, 2.00%	10,061,500	2.47%
10,000,000	4/6/2011	Federal Home Loan Mortgage Corporation, 1.00%	10,001,000	2.46%
5,000,000	7/6/2010	Federal National Mortgage Association, 1.50%	5,054,700	1.24%
3,000,000	2/11/2011	Federal National Mortgage Association, 2.00%	3,020,640	0.74%
10,000,000	4/1/2011	Federal National Mortgage Association, 2.00%	10,075,000	2.47%
5,000,000	9/30/2010	Federal National Mortgage Association, 1.20%	5,031,250	1.24%
10,000,000	4/8/2011	Federal National Mortgage Association, 1.875%	10,046,900	2.47%
10,000,000	5/27/2011	Federal National Mortgage Association, 1.50%	10,006,300	2.46%
15,000,000	5/27/2011	Federal National Mortgage Association, 1.35%	14,981,250	3.68%
5,000,000	7/1/2011	Federal National Mortgage Association, 1.60%	5,012,500	1.23%
8,750,000	7/1/2009	Federal Home Loan Bank Disc Note,	8,749,976	2.15%
13,700,000	7/2/2009	Federal Home Loan Bank Disc Note,	13,699,734	3.36%
1,000,000	7/6/2009	Federal Home Loan Mortgage Corp Disc,	999,980	0.25%
4,800,000	7/1/2009	Federal National Mortg Assoc Disc Note,	4,799,966	1.18%
Total U.S. Government Agency Bonds and Notes (cost - $219,030,231)			219,687,509	53.95%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2009 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$37,279,000	7/1/2009	Bank of America Repo, 0.01%	$37,279,000	9.15%
18,975,000	7/1/2009	Devon Energy Corp Disc Note, 0.35%	18,974,816	4.66%
18,975,000	7/1/2009	Dexia Delaware LLC Disc Note, 0.34%	18,973,745	4.66%
7,070,000	7/1/2009	Harley-Davidson Funding Corp Disc Note, 0.66%	7,069,872	1.74%
12,000,000	7/1/2009	Kraft Foods Inc Disc Note, 0.22%	11,999,928	2.95%
18,975,000	7/1/2009	Midamerican Energy Co Disc Note, 0.28%	18,974,852	4.66%
18,975,000	7/1/2009	Public Service Electric & Gas Disc Note, 0.41%	18,974,789	4.66%
18,975,000	7/1/2009	Vodafone Group PLC Disc Note, 0.47%	18,974,758	4.66%
18,975,000	7/1/2009	Wellpoint Inc Disc Note, 0.46%	18,974,763	4.66%
Total Corporate Notes and Repurchase Agreements (cost - $170,196,523)			170,196,523	41.80%

Total investment securities - United States (cost - $389,226,754)			$389,884,032	95.75%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2009 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Aug 09 - Mar 10	579	$(183,819)	(0.05)%
Currencies	Jul 09 - Jun 11	4,058	1,822,661	0.45%
Energy	Aug 09 - Sep 09	21	2,831	0.00%
Interest Rates	Jul 09 - Jun 11	4,130	517,353	0.13%
Metals	Jul 09 - Sep 09	376	(498,314)	(0.12)%
Stock Indices	Jul 09 - Sep 09	44	37,173	0.01%
Treasury Rates	Sep 09 - Jun 10	238	(69,383)	(0.02)%

Total long futures contracts		9,446	1,628,502	0.40%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 09 - Mar 10	757	1,383,056	0.34%
Currencies	Sep-09	382	7,971	0.00%
Energy	Jul 09 - Dec 09	174	189,120	0.05%
Interest Rates	Sep-09	17	(14,380)	0.00%
Metals	Jul 09 - Sep 09	363	(1,629,542)	(0.40)%
Stock Indices	Jul 09 - Sep 09	951	(49,192)	(0.01)%
Treasury Rates	Sep-09	718	(826,036)	(0.20)%

Total short futures contracts		3,362	(939,003)	(0.22)%

Total futures contracts		12,808	$689,499	0.18%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $1,010)	Jul 09 - Mar 10	2	$625	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (cost of $2,539)	Jul 09 - Mar 10	2	$(1,675)	0.00%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$ 3,000,000	11/17/2009	Federal Farm Credit Bank, 2.05%	$3,005,640	1.16%
6,000,000	12/23/2010	Federal Farm Credit Bank, 2.37%	6,011,280	2.32%
4,000,000	7/10/2009	Federal Home Loan Bank, 4.35%	4,002,280	1.54%
3,250,000	5/1/2009	Federal Home Loan Bank, 3.00%	3,253,998	1.26%
3,600,000	5/20/2009	Federal Home Loan Bank, 2.04%	3,603,744	1.39%
2,800,000	11/20/2009	Federal Home Loan Bank, 2.04%	2,802,128	1.08%
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,018,750	1.94%
5,000,000	8/21/2009	Federal Home Loan Bank, 0.44%	4,994,250	1.93%
5,000,000	4/28/2009	Federal Home Loan Bank, 2.50%	5,007,800	1.93%
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	5,039,050	1.95%
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	4,030,000	1.56%
5,000,000	12/30/2009	Federal Home Loan Mortgage Corporation, 1.00%	4,993,750	1.93%
4,000,000	11/10/2009	Federal Home Loan Mortgage Corporation, 2.05%	4,005,040	1.55%
5,000,000	7/6/2010	Federal Home Loan Mortgage Corporation, 1.50%	5,000,000	1.93%
1,180,000	1/7/2009	Federal Home Loan Bank Disc Note, 0.03%	1,179,993	0.46%
6,600,000	2/4/2009	Federal Home Loan Mortgage Corp Disc, 0.05%	6,599,670	2.55%
Total U.S. Government Agency Bonds and Notes (cost - $68,432,351)			68,547,373	26.48%

Corporate Notes and Repurchase Agreements
$ 27,893,000	1/2/2009	Bank of America Repo, 0.01%	27,893,000	10.77%
6,000,000	1/6/2009	Chevron Corp Note, 0.02%	6,000,000	2.32%
2,124,000	1/5/2009	Hershey Foods Corp Disc Note, 0.15%	2,123,947	0.82%
896,000	1/2/2009	L'Oreal USA Inc Disc Note, 0.15%	895,974	0.35%
6,000,000	1/5/2009	Nestle Capital Disc Note, 0.01%	5,999,991	2.32%
6,000,000	1/5/2009	Northern Illinois Gas Disc Note, 0.07%	5,999,930	2.32%
6,000,000	1/6/2009	Rabobank USA Financial Corp Disc Note, 0.05%	5,999,942	2.32%
3,400,000	1/2/2009	Societe General North America Disc Note, 0.21%	3,399,861	1.31%
6,000,000	1/2/2009	Toyota Financial Service Puerto Rico, 0.10%	6,000,000	2.32%
Total Corporate Notes and Repurchase Agreements (cost - $64,312,645)			64,312,645	24.85%

Total investment securities - United States (cost - $132,744,996)			$132,860,018	51.33%
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

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Gain (loss) on trading of
commodity futures and options contracts
Realized	$(27,278,715)	$4,702,235	$(26,224,491)	$21,462,282
Change in unrealized	2,287,928	8,943,783	(3,484,333)	6,557,140
Brokerage commissions	(1,529,130)	(142,193)	(2,022,585)	(255,114)

Gain (loss) from trading futures	(26,519,917)	13,503,825	(31,731,409)	27,764,308

Gain (loss) on trading of securities
Realized	5,000	0	(3,188)	0
Change in unrealized	429,489	0	542,256	0

Gain from trading securities	434,489	0	539,068	0

Foreign currency translation gains (losses)	553,601	(20,774)	(751,542)	319,825

Total trading gains (losses)	(25,531,827)	13,483,051	(31,943,883)	28,084,133

NET INVESTMENT INCOME (LOSS)
Income
Interest income	783,711	958,284	1,210,454	1,932,828

Expenses
Management fee	1,700,817	530,354	2,951,402	934,821
Administrative fee	137,947	0	224,113	0
Service fees	930,152	435,581	1,738,960	679,774
Incentive fee	0	2,686,346	4,718	5,616,723
Professional fees	312,048	80,414	548,122	84,613

Total expenses	3,080,964	3,732,695	5,467,315	7,315,931

Net investment (loss)	(2,297,253)	(2,774,411)	(4,256,861)	(5,383,103)

NET INCOME (LOSS)	$(27,829,080)	$10,708,640	$(36,200,744)	$22,701,030

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480	$31,171,321	$28,262,426	$74,167,035	$3,491

Transfers	0	(114,516)	151,290	0	(99,030)	62,256	0	0

Capital additions	206,795,497	55,893	0	25,000,000	86,043,096	53,657,175	42,039,333	0

Capital withdrawals	(22,280,770)	(9,908,608)	(834,873)	0	(2,271,222)	(1,355,443)	(7,910,624)	0

Net (loss) for the six months
ended June 30, 2009	(36,200,744)	(9,099,558)	(1,344,017)	(2,050,398)	(9,101,056)	(6,154,367)	(8,451,031)	(317)

Offering costs	(74,414)	(24,765)	(3,760)	(1,249)	(13,904)	(11,009)	(19,726)	(1)

Balances at June 30, 2009	$407,287,047	$86,955,123	$14,214,688	$26,098,833	$105,729,205	$74,461,038	$99,824,987	$3,173

Balances at December 31, 2007	$95,514,861	$35,501,499	$50,243,852	$9,766,611	$0	$0	$0	$2,899

Transfers	0	(981,335)	981,335	0	0	0	0	0

Capital additions	96,949,869	64,322,010	32,627,859	0	0	0	0	0

Capital withdrawals	(14,844,701)	(990,130)	(13,687,571)	(167,000)	0	0	0	0

Net income for the six months
ended June 30, 2008	22,701,030	10,040,014	10,969,464	1,691,069	0	0	0	483

Offering costs	(57,792)	(30,537)	(24,059)	(3,195)	0	0	0	(1)

Balances at June 30, 2008	$200,263,267	$107,861,521	$81,110,880	$11,287,485	$0	$0	$0	$3,381

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

Fair Value (Continued)

The following summarizes the Partnership’s net investments accounted for at fair value at June 30, 2009 and December 31, 2008 using the fair value hierarchy of FAS 157:

	June 30, 2009	December 31, 2008
Futures and options on futures contracts (Level 1)	$688,449	$4,174,311
U.S. Government agency obligations (Level 1)	$219,687,509	$68,547,373
Corporate Notes and Repurchase Agreements (Level 2)	$170,196,523	$64,312,645

Futures and Options on Futures Contracts

Gains or losses are realized when contracts are liquidated.  Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition.  Futures and options on futures contracts are valued using the primary exchange’s closing price (Level 1).  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Brokerage commissions on futures and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

Investment Securities

United States government agency securities are generally valued based on quoted prices in active markets (Level 1).  Corporate notes and repurchase agreements are generally valued at cost given their short duration from the time of purchase (Level 2).

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

Derivatives not designated as hedging instruments under SFAS 133
As of June 30, 2009

Type of Futures and Options Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$1,971,684	$(772,447)	$1,199,237

Currencies	2,605,905	(775,273)	1,830,632

Energy	417,165	(225,214)	191,951

Interest Rates	888,261	(385,288)	502,973

Metals	350,322	(2,478,178)	(2,127,856)

Stock Indices	247,544	(260,613)	(13,069)

Treasury Rates	69,346	(964,765)	(895,419)

	$6,550,227	$(5,861,778)	$688,449

The above reported fair values are included in equity in Newedge USA, LLC account – Unrealized gain on open commodity futures and options on futures contracts on the statement of financial condition.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

Trading Revenue For the		Trading Revenue For the
Three Months Ended June 30, 2009		Six Months Ended June 30, 2009

Type of Futures and Options Contract	Total	Type of Futures and Options Contract	Total

Agriculture	$1,434,552	Agriculture	$2,392,208
Currencies	(5,267,416)	Currencies	(10,119,994)
Energy	(3,357,419)	Energy	(2,574,947)
Interest Rates	(3,489,902)	Interest Rates	(3,005,837)
Metals	(3,696,750)	Metals	(4,695,896)
Stock Indicies	(5,659,931)	Stock Indicies	(4,893,384)
Treasury Rates	(4,953,921)	Treasury Rates	(6,810,974)

Total	$(24,990,787)	Total	$(29,708,824)

The above reported trading revenue amounts are included in gain (loss) on trading of commodity futures and options on futures contracts realized and unrealized in the statement of operations.

For the six months ended June 30, 2009, the monthly average of futures and options on futures contracts bought and sold was approximately 5,900, in each case.

See Note 3 for additional information on the Partnership’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.   The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncement

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (FASB 165) which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB 165 is effective for financial statements issued for the Partnership’s first interim and annual period ending after June 15, 2009.

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

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has  assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the six months ended June 30, 2009 and 2008 were $1,276,690 and $346,442, respectively.  Such management fees for the three months ended June 30, 2009 and 2008 were $753,750 and $188,856, respectively.

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

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the six months ended June 30, 2009 and 2008 were $1,674,712 and $588,378, respectively.  Such management fees for the three months ended June 30, 2009 and 2008 were $947,067 and $341,497, respectively.  Management fees payable to the General Partner as of June 30, 2009 and December 31, 2008 were $338,001 and $190,491, respectively.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                                AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and is an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the six months ended June 30, 2009 and 2008, commissions and continuing compensation received by Altegris amounted to $1,077,212 and $628,226, respectively.  Such commissions and continuing compensation received by Altegris for the three months ended June 30, 2009 and 2008 amounted to $548,222 and $385,992, respectively.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3-	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKSAND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures and options on futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers to perform under the terms of their contracts (credit risk).

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

The Partnership has cash deposited with Wilmington Trust Company (“Custodian”).  For cash not held with the Clearing Broker, the Partnership expanded its agreement with the Custodian in August 2008 to include provision of cash management services by an affiliate of the Custodian.  Wilmington Trust Investment Management (“WTIM”).  The Partnership has a substantial portion of its assets on deposit with WTIM in U.S. government agency bonds and notes and corporate notes and repurchase agreements.  Risks arise from investments in bonds, notes and repurchase agreements due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also particularly sensitive to changes in interest rates and economic conditions.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

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

NOTE 5 -                                SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through August 10, 2009, the date these financial statements were issued.  There are no subsequent events to disclose.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                                FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three months ended
	June 30, 2009
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(6.93%)	(6.70%)	(6.64%)	(7.36%)	(6.89%)	(6.70%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.02%	2.07%	1.82%	4.85%	2.90%	2.07%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%

Total expenses	3.02%	2.07%	1.82%	4.85%	2.90%	2.07%

Net investment (loss) (1) (2) (3)	(2.24%)	(1.28%)	(1.03)%	(4.06%)	(2.11%)	(1.28%)

	Three months ended
	June 30, 2008
	Original	Original	Special
	Class A	Class B	Interests

Total return for Limited Partners (4)	5.36%	5.64%	5.72%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.13%	2.06%	1.81%
Incentive fees (4)	1.66%	1.49%	1.40%

Total expenses	4.79%	3.55%	3.21%

Net investment income (loss) (1) (2) (3)	(0.90)%	0.18%	0.44%

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -                                FINANCIAL HIGHLIGHTS (CONTINUED)

	Six months ended
	June 30, 2009

						(5)
	Original	Original	Special	(5)	(5)	Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(9.12)%	(8.67)%	(8.59)%	(9.99%)	(9.08%)	(8.68%)

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.08%	2.10%	1.83%	4.89%	2.92%	2.10%
Incentive fees (4)	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.08%	2.11%	1.83%	4.89%	2.92%	2.10%

Net investment (loss) (1) (2) (3)	(2.42%)	(1.45)%	(1.10)%	(4.19%)	(2.24%)	(1.43%)

	Six months ended
	June 30, 2008
	Original	Original	Special
	Class A	Class B	Interests

Total return for Limited Partners (4)	16.57%	17.20%	17.36%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.02%	1.93%	1.66%
Incentive fees (4)	3.82%	3.85%	3.88%

Total expenses	6.84%	5.78%	5.54%

Net investment income (loss) (1) (2) (3)	(0.44)%	0.77%	1.08%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.
(5)	Class A, Class B and Institutional Interests were first issued effective July 1, 2008.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are withdrawn to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of Partnership assets not used for margin and held at Wilmington Trust Company, the Partnership’s custodian (the “Custodian”), are invested in liquid, high quality securities.  Through June 30, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership’s Advisor on behalf of the Partnership.

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

Three Months Ended June 30, 2009

The Partnership experienced a net trading loss of $25,531,827 for the second quarter of 2009.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized losses of $26,519,917, while brokerage commissions of $1,529,130 were incurred.  Trading of securities for cash management purposes achieved net realized and unrealized gains of $434,489 during the period.  During the second quarter, the Partnership incurred total expenses of $3,080,964, including $0 in incentive fees, $1,700,817 in management fees, and $1,380,147 in administrative, service and professional fees.  The Partnership earned $783,711 in interest income during the second quarter of 2009.

Second Quarter 2009.  The Partnership experienced a loss in April 2009 as trading conditions returned to something approaching normality, with daily ranges more constrained and volatility in decline.  The main story for April 2009 was the continued rally of global equities, where the Partnership continued to retain a slightly increased but still relatively small short exposure.  There was little offset from the other sectors, with bond yields increasing as sentiment on the economic situation became slightly more upbeat.  Currency markets were also in flux, with the Partnership experiencing losses similar to what it experienced in the equity sectors during the month.  Commodities also started a decline towards month-end as the very recent scare over swine flu began to impact the markets.  The Partnership was down modestly in May 2009, a month that saw further signs of stability return to the financial system and liquidity continuing to improve to levels not seen since September 2008.  However, the Partnership’s long and short exposures during the month were not synchronized to its advantage as the markets reacted to the new sense of relative confidence.  Equities rallied during the month, while 10-year bond yields rose, resulting in mixed signals for the Partnership’s portfolio positions.  Also, the Partnership’s exposure in the commodities such as the energy and agricultural sectors was also muddled.  The Partnership was again down modestly in June 2009, as equities initially rallied, but fell back and ended flat as markets such as Russia fell 20% from their highs during the month.  Commodities, in particular base metals, also rallied initially but retreated.  The Partnership’s returns were dominated by volatile interest rate moves during June 2009, with losses in the debt and interest rate sectors.  Against these losses, however, crops did well with a positive contribution to Partnership performance during the month.

Three Months Ended June 30, 2008

The Partnership was profitable during the second quarter of 2008.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized gains of $13,503,825, while brokerage commissions of $142,193 were incurred.  Trading of securities for cash management purposes resulted in net realized and unrealized gains of $0 during the period.  During the second quarter, the Partnership accrued total expenses of $3,732,695, including $2,686,346 in incentive fees, $530,354 in management fees paid to the General Partner, and $515,995 in service and professional fees.  The Partnership earned $958,284 in interest income during the second quarter of 2008.

Second Quarter 2008.  April 2008 saw performance dip slightly negative, although energy was a stand-out performer, with the crude oil, unleaded gasoline and natural gas markets all contributing.  It was also a profitable month in grains.  However, the U.S. Dollar became somewhat range-bound while equities rallied against the Partnership’s overall small net short position.  Low exposure to considerable gyrations in short-term interest rates had little effect, but long-term bonds proved less successful.  Performance was positive in May of 2008, following small declines in March and April.  Five out of the nine sectors traded showed positive returns.  The continued boom in crude oil prices dominated the month, and gold in particular resumed its uptrend, as did a number of base metals. Grains were mixed, tending to net against each other.  Small profits in short-term interest rates and currencies were offset by equivalent losses in bonds and equities.  The Partnership’s position in equities remained small during the period.  June of 2008 saw a sharp decline in global equity markets, as a technical bear market looked to be in place in the United States.  However, the Partnership was well positioned to benefit from these conditions, with equity indices accounting for nearly half the month’s positive return.  Commodity markets, in particular crude oil and grains, made significant contributions for the month.

PART I – FINANCIAL INFORMATION (continued)

Six Months Ended June 30, 2009

The Partnership experienced a net trading loss of  $31,943,883 for the six months ended June 30, 2009.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized losses of $31,731,409, while brokerage commissions of $2,022,585 were incurred. Trading of securities for cash management purposes achieved net realized and unrealized gains of $539,068 during the period.  During the period, the Partnership incurred total expenses of $5,467,315, including $4,718 in incentive fees, $2,951,402 in management fees, and $2,511,195 in administrative, service and professional fees.  The Partnership earned $1,210,454 in interest income during the six months ended June 30, 2009.

Second Quarter 2009.  The Partnership experienced a loss in April 2009 as trading conditions returned to something approaching normality, with daily ranges more constrained and volatility in decline.  The main story for April 2009 was the continued rally of global equities, where the Partnership continued to retain a slightly increased but still relatively small short exposure.  There was little offset from the other sectors, with bond yields increasing as sentiment on the economic situation became slightly more upbeat.  Currency markets were also in flux, with the Partnership experiencing losses similar to what it experienced in the equity sectors during the month.  Commodities also started a decline towards month-end as the very recent scare over swine flu began to impact the markets.  The Partnership was down modestly in May 2009, a month that saw further signs of stability return to the financial system and liquidity continuing to improve to levels not seen since September 2008.  However, the Partnership’s long and short exposures during the month were not synchronized to its advantage as the markets reacted to the new sense of relative confidence.  Equities rallied during the month, while 10-year bond yields rose, resulting in mixed signals for the Partnership’s portfolio positions.  Also, the Partnership’s exposure in the commodities such as the energy and agricultural sectors was also muddled.  The Partnership was again down modestly in June 2009, as equities initially rallied, but fell back and ended flat as markets such as Russia fell 20% from their highs during the month.  Commodities, in particular base metals, also rallied initially but retreated.  The Partnership’s returns were dominated by volatile interest rate moves during June 2009, with losses in the debt and interest rate sectors.  Against these losses, however, crops did well with a positive contribution to Partnership performance during the month.

First Quarter 2009.  January of 2009 saw a wave of consistently poor economic numbers, with unemployment rising, Government debt increasing and recessionary conditions around the globe.  In January, futures markets were volatile and the Partnership profited primarily in currencies, with the U.S. Dollar and Japanese Yen remaining strong, while the Pound Sterling remained under pressure.  Elsewhere in the portfolio, there were small losses in bonds and small profits in equities, while liquidity remained favorable.  Throughout February, the situation in global financial and commodity markets worsened and no regions, countries, sectors or companies appeared immune from recessionary conditions.  With volatility levels still elevated, the portfolio continued its low margin exposure with small profits made in short equities (due to falling stock indices in February).  Gyrating currency markets caused small losses mainly attributable to weakening of the U.S. Dollar at month-end.  The continued plunge in demand for commodities in February, combined with increasing inventories, kept a lid on prices.  Crude oil and grain prices came under renewed price pressure, and the only sector to see higher prices was precious metals.  Small gains were achieved from a small long position in gold, and the Partnership benefited primarily from being short grains.  March proved a difficult month for the Partnership and losses were experienced in bond and equity futures, while the Partnership’s long exposure in the U.S. Dollar was damaged by both the increasing United States debt and rumors of the U.S. Dollar being sidelined as the reserve currency.  The Japanese Yen position also suffered.  The commodities sector was mixed in March, with the main features being vacillations in gold prices and a rally in energy.  Small returns were derived in crude oil as it started to find some strength.

Six Months Ended June 30, 2008

The Partnership experienced net trading income of $28,084,133 for the six months ended June 30, 2008.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized gains of $27,764,308, while brokerage commissions of $255,114 were incurred.  Trading of securities for cash management purposes achieved net realized and unrealized gains of $ 0 during the period.  During the period, the Partnership incurred total expenses of $7,315,931, including $5,616,723 in incentive fees, $934,821 in management fees, and $764,387 in administrative, service and professional fees.  The Partnership earned $1,932,828 in interest income during the six months ended June 30, 2008.

PART I – FINANCIAL INFORMATION (continued)

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

Not required.

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

There were no changes in the General Partner’s internal controls over financial reporting with respect to the Partnership that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the General Partner’s internal controls over financial reporting with respect to the Partnership.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Not required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           The requested information has been previously reported on Form 8-K.

(b)           Not applicable.

(c)           Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2009:

Month	Amount Redeemed
April 30, 2009	$ 2,615,970.45
May 31, 2009	$ 1,371,750.61
June 30, 2009	$ 8,455,416.23

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II – OTHER INFORMATION (continued)

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10 (File No. 000-53348) filed on July 30, 2008.

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

______________________________________________
* This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-53348) filed on July 30, 2008 on Form 10 under the Securities Exchange Act of 1934.

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.

*** Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009

WINTON FUTURES FUND, L.P. (US)

By: ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a APM Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President