Form 10-Q
period 2009-09-30
WINTON FUTURES FUND LP (US)
filed 2009-11-12
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Financial Condition	2
Condensed Schedules of Investments	3-7
Statements of Operations	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T. Controls and Procedures	22

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25
Rule 13a–14(a)/15d–14(a) Certifications	S-1
Section 1350 Certifications	S-2

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2009 (Unaudited ) and DECEMBER 31, 2008 (Audited)

	2009	2008
ASSETS
Equity in Newedge USA, LLC account
Cash	$39,742,269	$154,396,738
Unrealized gain on open commodity futures contracts	15,248,892	4,174,311
Long options (cost $23,605 and $0)	15,253	0
Interest receivable	0	14,426

	55,006,414	158,585,475

Cash and cash equivalents	19,449,065	3,384,626
Investment securities at value
(cost - $419,011,661 and $132,744,996)	419,996,260	132,860,018
Interest receivable	681,100	161,545
Total assets	$495,132,839	$294,991,664

LIABILITIES
Short options (proceeds $54,120 and $0)	$44,065	$0
Payable for securities purchased	0	5,000,000
Commissions payable	118,705	30,216
Management fee payable	694,164	314,556
Administrative fee payable	61,957	16,198
Service fees payable	373,428	229,428
Incentive fee payable	292,980	3,053,989
Redemptions payable	3,218,104	4,043,596
Subscriptions received in advance	19,322,230	23,079,459
Other liabilities	221,026	176,744

Total liabilities	24,346,659	35,944,186

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,200	3,491
Limited Partners	470,782,980	259,043,987
Total partners’ capital (Net Asset Value)	470,786,180	259,047,478
Total liabilities and partners’ capital	$495,132,839	$294,991,664

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009 (Unaudited)
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$5,000,000	3/18/2010	Federal Farm Credit Bank, 1.05%	$5,017,200	1.07%
5,000,000	3/23/2011	Federal Farm Credit Bank, 1.85%	5,026,550	1.07%
5,000,000	5/5/2011	Federal Farm Credit Bank, 1.375%	5,025,000	1.07%
8,000,000	6/17/2011	Federal Farm Credit Bank, 1.2%	8,020,000	1.70%
15,000,000	7/7/2011	Federal Farm Credit Bank, 1.45%	15,004,650	3.19%
2,800,000	11/20/2009	Federal Home Loan Bank, 0.24%	2,800,140	0.59%
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,015,650	1.07%
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,078,100	2.14%
5,000,000	9/13/2010	Federal Home Loan Bank, 1.5%	5,045,300	1.07%
15,000,000	6/15/2011	Federal Home Loan Bank, 1.3%	15,084,450	3.20%
11,165,000	7/18/2011	Federal Home Loan Bank, 1.125%	11,199,946	2.38%
7,000,000	7/22/2011	Federal Home Loan Bank, 1.5%	7,004,410	1.49%
1,035,000	8/5/2011	Federal Home Loan Bank, 1.375%	1,044,377	0.22%
5,000,000	9/10/2010	Federal Home Loan Bank, 1.4%	5,040,650	1.07%
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,068,800	2.14%
5,000,000	2/9/2011	Federal Home Loan Mortgage Corporation, 1.75%	5,022,650	1.07%
10,000,000	3/16/2011	Federal Home Loan Mortgage Corporation, 2%	10,059,100	2.14%
5,000,000	7/6/2010	Federal National Mortgage Association, 1.5%	5,045,300	1.07%
3,000,000	2/11/2011	Federal National Mortgage Association, 2%	3,015,000	0.64%
10,000,000	4/1/2011	Federal National Mortgage Association, 2%	10,078,100	2.14%
5,000,000	9/30/2010	Federal National Mortgage Association, 1.2%	5,031,250	1.07%
10,000,000	4/8/2011	Federal National Mortgage Association, 1.875%	10,062,500	2.14%
10,000,000	5/27/2011	Federal National Mortgage Association, 1.5%	10,062,500	2.14%
15,000,000	5/27/2011	Federal National Mortgage Association, 1.35%	15,075,000	3.20%
5,000,000	7/1/2011	Federal National Mortgage Association, 1.6%	5,000,000	1.06%
7,420,000	8/17/2011	Federal National Mortgage Association, 1.5%	7,431,575	1.58%
10,000,000	9/28/2011	Federal National Mortgage Association, 1.25%	10,015,600	2.13%

Total U.S. Government Agency Bonds and Notes (cost - $205,389,199)			206,373,798	43.85%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2009 (Unaudited)

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)
Corporate Notes and Repurchase Agreements
$ 20,945,000	10/1/2009	Avery Dennison Corp Disc Note, 0.30%	$20,944,825	4.45%
4,550,000	10/1/2009	Bank of America Repo, 0.01%	4,550,000	0.97%
21,500,000	10/14/2009	BNP Paribas Finance Inc Disc Note, 0.20%	21,496,894	4.57%
9,975,000	10/2/2009	Consolidated Edison Inc Disc Note, 0.30%	9,974,418	2.12%
9,000,000	10/1/2009	Consolidated Edison Inc Disc Note, 0.20%	8,999,950	1.91%
14,328,000	10/16/2009	Dexia Delaware LLC Disc Note, 0.28%	14,324,657	3.04%
7,172,000	10/2/2009	Dexia Delaware LLC Disc Note, 0.27%	7,170,386	1.52%
19,000,000	10/5/2009	Elsevier Fin Sa Disc Note, 0.35%	18,998,707	4.04%
5,780,000	10/5/2009	Harley-Davidson Dealer Funding Corp, 0.46%	5,779,494	1.23%
15,000,000	10/6/2009	Harley-Davidson Funding Corp Disc Note, 0.38%	14,998,921	3.19%
19,465,000	10/6/2009	Lloyds Bank Plc Disc Note, 0.16%	19,464,481	4.13%
20,000,000	10/5/2009	OGE Energy Corp Disc Note, 0.30%	19,999,000	4.25%
1,525,000	10/5/2009	Reed Elsevier Inc Disc Note, 0.30%	1,524,911	0.32%
21,500,000	10/1/2009	Royal Bank of Scotland Plc Disc Note, 0.23%	21,496,140	4.57%
1,000,000	10/5/2009	Time Warner Entertainment Co DiscNote, 0.33%	999,945	0.21%
20,900,000	10/1/2009	Vodafone Group PLC Disc Note, 0.30%	20,899,826	4.44%
2,000,000	10/5/2009	Wellpoint Inc Disc Note, 0.28%	1,999,907	0.42%

Total Corporate Notes and Repurchase Agreements (cost - $213,622,462)			213,622,462	45.38%

Total investment securities - United States (cost - $419,011,661)			$419,996,260	89.23%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2009 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Oct 09 - May 10	219	$(228,117)	(0.05)%
Currencies	Dec 09 - Dec 11	4,486	7,344,473	1.56%
Energy	Nov 09	19	6,741	0.00%
Interest Rates	Oct 09 - Sep 11	5,415	3,696,521	0.79%
Metals	Nov 09 - Jan 10	620	1,890,563	0.40%
Stock Indices	Oct 09 - Dec 09	1,949	1,078,780	0.23%
Treasury Rates	Dec 09	1,740	2,028,335	0.43%

Total long futures contracts		14,448	15,817,296	3.36%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 09 - Aug 10	1,048	132,504	0.03%
Currencies	Oct 09 - Dec 09	442	14,714	0.00%
Energy	Oct 09 - Jan 10	230	(703,490)	(0.15)%
Interest Rates	Dec 09 - Sep 10	71	35,809	0.01%
Metals	Nov 09 - Jan 10	77	(92,566)	(0.02)%
Stock Indices	Dec 09	19	44,625	0.01%

Total short futures contracts		1,887	(568,404)	(0.12)%

Total futures contracts		16,335	$15,248,892	3.24%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $23,605)	Oct 09	45	$15,253	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $54,120)	Oct 09	45	$(44,065)	(0.01)%

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

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Gain (loss) on trading of
commodity futures and options contracts
Realized	$(6,676,953)	$(7,717,632)	$(32,901,444)	$13,744,650
Change in unrealized	14,560,617	(7,827,198)	11,076,284	(1,270,058)
Brokerage commissions	(1,709,663)	(141,601)	(3,732,248)	(396,715)

Gain (loss) from trading futures	6,174,001	(15,686,431)	(25,557,408)	12,077,877

Gain (loss) on trading of securities
Realized	0	162	(3,188)	162
Change in unrealized	327,321	(278,747)	869,577	(278,747)

Gain (loss) from trading securities	327,321	(278,585)	866,389	(278,585)

Foreign currency translation gains (losses)	428,566	(466,259)	(322,976)	(146,434)

Total trading gains (losses)	6,929,888	(16,431,275)	(25,013,995)	11,652,858

NET INVESTMENT INCOME (LOSS)
Income
Interest income	913,735	1,120,176	2,124,189	3,053,004

Expenses
Management fee	2,032,711	706,380	4,984,113	1,641,201
Administrative fee	176,102	12,683	400,215	12,683
Service fees	1,064,057	539,485	2,803,017	1,219,259
Incentive fee	292,980	14,473	297,698	5,631,196
Professional fees	335,387	136,704	883,509	221,317

Total expenses	3,901,237	1,409,725	9,368,552	8,725,656

Net investment (loss)	(2,987,502)	(289,549)	(7,244,363)	(5,672,652)

NET INCOME (LOSS)	$3,942,386	$(16,720,824)	$(32,258,358)	$5,980,206

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480	$31,171,321	$28,262,426	$74,167,035	$3,491

Transfers	0	(496,647)	533,421	0	(216,944)	180,170	0	0

Capital additions	284,918,681	143,470	638	37,650,000	119,958,699	71,764,361	55,401,513	0

Capital withdrawals	(40,840,617)	(14,017,191)	(1,139,451)	(8,581,457)	(5,219,739)	(3,052,155)	(8,830,624)	0

Net (loss) for the nine months
ended September 30, 2009	(32,258,358)	(8,453,088)	(1,177,807)	(1,859,585)	(8,357,508)	(5,232,504)	(7,177,576)	(290)

Offering costs	(81,004)	(25,934)	(3,965)	(1,671)	(15,832)	(12,292)	(21,309)	(1)

Balances at September 30, 2009	$470,786,180	$83,197,287	$14,458,884	$30,357,767	$137,319,997	$91,910,006	$113,539,039	$3,200

Balances at December 31, 2007	$95,514,861	$35,501,499	$50,243,852	$9,766,611	$0	$0	$0	$2,899

Transfers	0	(3,402,661)	(63,975,368)	0	22,062	(22,062)	67,378,029	0

Capital additions	138,893,933	64,322,008	32,627,859	0	14,763,397	10,230,667	16,950,002	0

Capital withdrawals	(32,138,981)	(1,740,410)	(13,737,386)	(3,837,000)	(60,289)	0	(12,763,896)	0

Net income (loss) for the nine months
ended September 30, 2008	5,980,206	1,731,766	9,804,997	827,673	(490,464)	(248,702)	(5,645,285)	221

Offering costs	(105,154)	(53,702)	(27,451)	(5,471)	(1,240)	(766)	(16,522)	(2)

Balances at September 30, 2008	$208,144,865	$96,358,500	$14,936,503	$6,751,813	$14,233,466	$9,959,137	$65,902,328	$3,118

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS

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

Method of Reporting
The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as the “ASC.”  The FASB finalized the ASC effective for periods ending on or after September 15, 2009.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

The Partnership has elected not to provide a Statement of Cash Flows as permitted by the FASB ASC.

Cash and Cash Equivalents
Cash and cash equivalents include cash and other highly liquid investments with financial institutions with maturity dates of 90 days or less.

Fair Value
The Partnership adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy is required that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:  quoted market prices in active markets for identical assets or liabilities (Level 1); inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2); and unobservable inputs for an asset or liability (Level 3).

The adoption of FASB ASC 820 did not have a material impact on the Partnership’s financial statements.

The following summarizes the Partnership’s net investments accounted for at fair value at September 30, 2009 and December 31, 2008, using the fair value hierarchy:

	September 30, 2009	December 31, 2008

Futures and options on futures contracts (Level 1)	$15,220,080	$4,174,311
U.S. Government agency obligations (Level 1)	$206,373,798	$68,547,373
Corporate Notes and Repurchase Agreements (Level 2)	$213,622,462	$64,312,645

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are only issued to Limited Partners on a limited basis.  Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.

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

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss, deductions or credits on its own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2006 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments

Effective January 1, 2009, the Partnership adopted the provisions of FASB ASC 815, Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Derivatives not designated as hedging instruments
As of September 30, 2009

Type of	Asset	Liability
Futures and	Derivatives	Derivatives	Net
Options Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$831,808	$(927,421)	$(95,613)

Currencies	7,792,071	(432,884)	7,359,187

Energy	56,908	(753,657)	(696,749)

Interest Rates	3,773,143	(40,813)	3,732,330

Metals	2,423,105	(625,108)	1,797,997

Stock Indices	1,523,311	(428,718)	1,094,593

Treasury Rates	2,033,008	(4,673)	2,028,335

	$18,433,354	$(3,213,274)	$15,220,080

The above reported fair values are included in equity in Newedge USA, LLC account – Unrealized gain on open commodity futures and options on futures contracts on the statement of financial condition.

Trading Revenue For the		Trading Revenue For the
Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009

Type of Futures and Options Contract	Total	Type of Futures and Options Contract	Total

Agriculture	$(78,848)	Agriculture	$2,313,360
Currencies	8,804,971	Currencies	(1,315,023)
Energy	(2,800,902)	Energy	(5,375,849)
Interest Rates	5,325,939	Interest Rates	2,320,102
Metals	1,381,260	Metals	(3,314,636)
Stock Indices	(5,455,501)	Stock Indices	(10,348,885)
Treasury Rates	706,745	Treasury Rates	(6,104,229)
Total	$7,883,664	Total	$(21,825,160)

The above reported trading revenue amounts are included in gain (loss) on trading of commodity futures and options on futures contracts realized and unrealized in the statement of operations.

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

For the three and nine months ended September 30, 2009, the monthly average of futures and options on futures contracts bought and sold was approximately 8,500 and 6,700, in each case.

See Note 3 for additional information on the Partnership’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

Interim Financial Statements

The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  The financial statements reflect, in the opinion of management, all adjustments necessary that were of normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements

The Partnership adopted the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of, accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 is effective for financial statements issued for the Partnership’s first interim and annual period ending after June 15, 2009.

The Partnership adopted FASB ASC on September 30, 2009.  The FASB ASC is the single source of authoritative non-governmental U.S. GAAP.  The FASB ASC does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database.  Effective with the FASB ASC launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC.  All other accounting literature excluded from the FASB ASC will be considered non-authoritative.  The FASB ASC impacted the Partnership’s financial statement disclosures by either eliminating prior FASB references, as all references to authoritative accounting literature will be references made in accordance with the FASB ASC.

NOTE 2 - AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership’s trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (the “Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).  Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B and Institutional Interests of the Partnership’s management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the nine months ended September 30, 2009 and 2008 were $2,202,950 and $610,075, respectively.  Such management fees for the three months ended September 30, 2009 and 2008 were $926,260 and $263,633, respectively.

NOTE 2 - AGREEMENTS AND RELATED PARTIES (CONTINUED)

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.125% (0.50% to 1.5% annually) for Special Interests of the Partnership’s management fee net asset value (as defined).  Effective July 1, 2008, the General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership’s management fee net asset value (as defined).  The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the nine months ended September 30, 2009 and 2008 were $2,781,163 and $1,031,126, respectively.  Such management fees for the three months ended September 30, 2009 and 2008 were $1,106,451 and $442,747, respectively.  Management fees payable to the General Partner as of September 30, 2009 and December 31, 2008 were $377,539 and $190,491, respectively.

Administrative Fee

Effective July 1, 2008, the General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership’s management fee net asset value (as defined) attributable to Class A and Class B Interests.

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Effective March 1, 2009 selling agents may, at their option, elect to receive a service fee for the sale of Institutional Interests.

If the selling agent so elects, the Partnership will charge an ongoing payment of 0.0417% (0.50% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the Limited Partners.

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and is an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership under which it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month-end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Effective March 1, 2009, the Partnership pays to its clearing brokers and Altegris, at a minimum, monthly brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.  For the nine months ended September 30, 2009 and 2008, charges, commissions and continuing compensation received by Altegris amounted to $4,289,583 and $1,132,373, respectively.  Such charges, commissions and continuing compensation received by Altegris for the three months ended September 30, 2009 and 2008 amounted to $1,822,525 and $504,147, respectively.

NOTE 2 -	AGREEMENTS AND RELATED PARTIES (CONTINUED)

Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance or rejection by the General Partner.

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

All of the contracts currently traded by the Partnership are exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its individual counterparties.  However if, in the future, the Partnership were to enter into non-exchange-traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

The Partnership also has credit risk because the sole counterparty to all domestic futures contracts is each respective exchange’s clearing corporation.  In addition, the Partnership bears the risk of financial failure by the Clearing Broker.

The Partnership’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

The Partnership has cash deposited with Wilmington Trust Company (the “Custodian”).  For cash not held with the Clearing Broker, the Partnership expanded its agreement with the Custodian in August 2008 to include provision of cash management services by an affiliate of the Custodian, Wilmington Trust Investment Management (“WTIM”).  The Partnership has a substantial portion of its assets on deposit with WTIM in U.S. Government agency bonds and notes and corporate notes and repurchase agreements.  Risks arise from investments in bonds, notes and repurchase agreements due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also particularly sensitive to changes in interest rates and economic conditions.

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

Management of the Partnership evaluated subsequent events through November 13, 2009, the date these financial statements were issued.  There are no subsequent events to disclose.

NOTE 6 -	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three months ended
	September 30, 2009
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	0.85%	1.10%	1.09%	0.28%	0.80%	1.06%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.06%	2.04%	1.84%	4.89%	2.88%	2.05%
Incentive fees (4)	0.00%	0.00%	0.05%	0.11%	0.10%	0.04%

Total expenses	3.06%	2.04%	1.89%	5.00%	2.98%	2.09%

Net investment (loss) (1) (2) (3)	(2.26)%	(1.24)%	(1.04)%	(4.09)%	(2.08)%	(1.25)%

	Three months ended
	September 30, 2008
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(7.78)%	(7.56)%	(7.50)%	(8.24)%	(7.79)%	(7.56)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.04%	2.09%	1.84%	4.88%	2.91%	2.09%
Incentive fees (4)	0.00%	0.00%	0.00%	0.04%	0.07%	0.01%

Total expenses	3.04%	2.09%	1.84%	4.92%	2.98%	2.10%

Net investment income (loss) (1) (2) (3)	(0.97)%	(0.02)%	0.23%	(2.81)%	(0.84)%	(0.02)%

NOTE 6 -	FINANCIAL HIGHLIGHTS (CONTINUED)

	Nine months ended
	September 30, 2009
						(5)
	Original	Original	Special	(5)	(5)	Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(8.35)%	(7.66)%	(7.60)%	(9.74)%	(8.35)%	(7.71)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.07%	2.08%	1.83%	4.89%	2.91%	2.08%
Incentive fees (4)	0.00%	0.01%	0.08%	0.15%	0.12%	0.05%

Total expenses	3.07%	2.09%	1.91%	5.04%	3.03%	2.13%

Net investment (loss) (1) (2) (3)	(2.37)%	(1.38)%	(1.07)%	(4.15)%	(2.17)%	(1.36)%

	Nine months ended
	September 30, 2008
						(5)
	Original	Original	Special	(5)	(5)	Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	7.50%	8.35%	8.56%	(8.24)%	(7.79)%	(7.56)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.03%	1.94%	1.71%	4.88%	2.91%	2.09%
Incentive fees (4)	3.25%	5.21%	4.00%	0.04%	0.07%	0.01%

Total expenses	6.28%	7.15%	5.71%	4.92%	2.98%	2.10%

Net investment income (loss) (1) (2) (3)	(0.67)%	0.69%	0.81%	(2.81)%	(0.84)%	(0.02)%

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through September 30, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

Capital Resources

Interests may be offered for sale as of the beginning of, and may be redeemed as of the end of, each month.

The amount of capital raised for the Partnership should not have a significant impact on its operations, as the Partnership has no significant capital expenditure or working capital requirements other than for capital to pay trading losses, brokerage commissions and expenses.  Within broad ranges of capitalization, the Partnership’s trading positions should increase or decrease in approximate proportion to the size of the Partnership.

The Partnership raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and interest income.  The Partnership does not engage in borrowing.

The Partnership participates in the speculative trading of commodity futures contracts and options on futures contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Partnership’s Futures Commission Merchants (“FCMs”) and brokers may require margin in excess of minimum exchange requirements.

All of the futures contracts currently traded by the Advisor on behalf of the Partnership are exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the exchange.  In the future, the Partnership anticipates that it will enter into non-exchange-traded foreign currency contracts and be subject to the credit risk associated with counterparty non-performance.

The Partnership bears the risk of financial failure by the Clearing Broker, Newedge Alternative Strategies, Inc. (“NAST”) (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

Results of Operations

Performance Summary

The Partnership’s success depends primarily upon the Advisor’s ability to recognize and capitalize on market trends in the sectors of the global commodity futures markets in which it trades.  The Partnership intends to produce long-term capital appreciation through growth, and not current income.  The past performance of the Partnership is not necessarily indicative of future results.

PART I – FINANCIAL INFORMATION (continued)

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended September 30, 2009

The Partnership experienced a net gain of $3,942,386 for the third quarter of 2009.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized gains of $6,174,001, while brokerage commissions of $1,709,663 were incurred.  Securities held for cash management purposes achieved net realized and unrealized gains of $327,321 during the period.  During the third quarter, the Partnership incurred total expenses of $3,901,237, including $292,980 in incentive fees, $2,032,711 in management fees and $1,575,546 in administrative, service and professional fees.  The Partnership earned $913,735 in interest income during the third quarter of 2009.

The Partnership experienced a loss in July 2009 as initial economic pessimism, driven by weaker than expected employment data, was reversed mid-month by strong earnings announcements in the U.S.  Crude started the month by falling, but swiftly bounced back, mirroring the rally in stocks.  Against a background of uncertainty in the fixed income markets, the Partnership’s returns were dominated by losses in the equity and bond sectors, with short-term interest rates posting modest gains.  The Partnership’s currency positions continued to bring some diversification to the Partnership’s portfolio.  August 2009 saw continued signs of economic recovery, with a further stream of positive data being released.  The Federal Reserve Board again committed to leaving interest rates near zero while the Bank of England moved to continue its program of quantitative easing.  The U.S. equity markets were up from lows set in March of 2009 and the Advisor’s stock index systems were slow to reverse their short positions, meaning that the Partnership gave back a portion of last year’s gain in stock indices.  The global stock indices continued their strong rally into September 2009, while gold came close to its all time high, as the effective nationalization of debt by Governments created a fear of future inflation in debtor economies.  Currencies were the strongest performing sector in September of 2009 as the Partnership benefited from the falling exchange rates of the U.S. Dollar.  Short-term interest rates registered further gains and became the Partnership’s best performing sector for the nine months ended September 30, 2009.

Three Months Ended September 30, 2008

The Partnership experienced a net loss of $16,720,824 for the third quarter of 2008.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized losses of $15,686,431, while brokerage commissions of $141,601 were incurred.  Securities held for cash management purposes achieved net realized and unrealized losses of $278,585 during the period.  During the third quarter, the Partnership incurred total expenses of $1,409,725, including $14,473 in incentive fees, $706,380 in management fees and $688,872 in service and professional fees.  The Partnership earned $1,120,176 in interest income during the third quarter of 2008.

A loss in July of 2008 occurred as volatility returned to the commodity markets, with both the energy and grain sectors experiencing dramatic price fluctuations, and grain sectors falling significantly.  The Partnership again experienced losses in August, although less dramatically than in the previous month.  Profits were realized from a long bias in fixed income sectors, but suffered in the currency sector as the long-standing negative trend in the U.S. dollar reversed.  With these two financial sectors offsetting each other, the net decline in August came from commodities – primarily crude oil, precious metals and grains.  In September, the Partnership experienced a small net decline amidst high volatility, and sizeable losses in some sectors were offset by sizeable profits elsewhere in the portfolio. Losses in September were recorded in commodities and currencies as the dollar’s violent rally and accompanying commodity sell off continued to inflict damage on residual exposures. These were almost offset by erratic declines in stock indices and renewed strength in government bonds worldwide.

Nine Months Ended September 30, 2009

The Partnership experienced a net loss of $32,258,358 for the nine months ended September 30, 2009.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized losses of $25,557,408, while brokerage commissions of $3,732,248 were incurred.  Securities held for cash management purposes achieved net realized and unrealized gain of $866,389 during the period.  During the period, the Partnership incurred total expenses of $9,368,552, including $297,698 in incentive fees, $4,984,113 in management

PART I – FINANCIAL INFORMATION (continued)

fees and $4,086,741 in administrative, service and professional fees.  The Partnership earned $2,124,189 in interest income during the nine months ended September 30, 2009.

Third Quarter 2009.  The Partnership experienced a loss in July 2009 as initial economic pessimism, driven by weaker than expected employment data, was reversed mid-month by strong earnings announcements in the U.S.  Crude started the month by falling, but swiftly bounced back, mirroring the rally in stocks.  Against a background of uncertainty in the fixed income markets, the Partnership’s returns were dominated by losses in the equity and bond sectors, with short-term interest rates posting modest gains.  The Partnership’s currency positions continued to bring some diversification to the Partnership’s portfolio.  August 2009 saw continued signs of economic recovery, with a further stream of positive data being released.  The Federal Reserve Board again committed to leaving interest rates near zero while the Bank of England moved to continue its program of quantitative easing.  The U.S. equity markets were up from lows set in March of 2009 and the Advisor’s stock index systems were slow to reverse their short positions, meaning that the Partnership gave back a portion of last year’s gain in stock indices.  The global stock indices continued their strong rally into September 2009, while gold came close to its all time high, as the effective nationalization of debt by Governments created a fear of future inflation in debtor economies.  Currencies were the strongest performing sector in September of 2009 as the Partnership benefited from the falling exchange rates of the U.S. Dollar.  Short-term interest rates registered further gains and became the Partnership’s best performing sector for the nine months ended September 30, 2009.

Second Quarter 2009.    The Partnership experienced a loss in April 2009 as trading conditions returned to something approaching normality, with daily ranges more constrained and volatility in decline.  The main story for April 2009 was the continued rally of global equities, where the Partnership continued to retain a slightly increased but still relatively small short exposure.  There was little offset from the other sectors, with bond yields increasing as sentiment on the economic situation became slightly more upbeat.  Currency markets were also in flux, and the Partnership experiencing losses similar to what it experienced in the equity sectors during the month.  Commodities also started a decline towards month-end as the very recent scare over swine flu began to impact the markets.  The Partnership was down modestly in May 2009, a month that saw further signs of stability return to the financial system and liquidity continuing to improve to levels not seen since September 2008.  However, the Partnership’s long and short exposures during the month were not synchronized to its advantage as the markets reacted to the new sense of relative confidence.  Equities rallied during the month, while 10-year bond yields rose, resulting in mixed signals for the Partnership’s portfolio positions.  Also, the Partnership’s exposure in the commodities such as the energy and agricultural sectors was also muddled.  The Partnership was again down modestly in June 2009, as equities initially rallied, but fell back and ended flat as markets such as Russia fell 20% from their highs during the month.  Commodities, in particular base metals, also rallied initially but retreated.  The Partnership’s returns were dominated by volatile interest rate moves during June 2009, with losses in the debt and interest rate sectors.  Against these losses, however, crops did well with a positive contribution to Partnership performance during the month.

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

PART I – FINANCIAL INFORMATION (continued)

Nine Months Ended September 30, 2008

The Partnership experienced net income of $5,980,206 for the nine months ended September 30, 2008.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized gains of $12,077,877, while brokerage commissions of $396,715 were incurred.  Securities held for cash management purposes achieved net realized and unrealized losses of $278,585 during the period.  During the period, the Partnership incurred total expenses of $8,725,656, including $5,631,196 in incentive fees, $1,641,201 in management fees, and $1,453,259 in administrative, service and professional fees.  The Partnership earned $3,053,004 in interest income during the nine months ended September 30, 2008.

Third Quarter 2008.  A loss in July of 2008 occurred as volatility returned to the commodity markets, with both the energy and grain sectors experiencing dramatic price fluctuations, and grain sectors falling significantly.  The Partnership again experienced losses in August, although less dramatically than in the previous month.  Profits were realized from a long bias in fixed income sectors, but suffered in the currency sector as the long-standing negative trend in the U.S. dollar reversed.  With these two financial sectors offsetting each other, the net decline in August came from commodities – primarily crude oil, precious metals and grains.  In September, the Partnership experienced a small net decline amidst high volatility, and sizeable losses in some sectors were offset by sizeable profits elsewhere in the portfolio. Losses in September were recorded in commodities and currencies as the dollar’s violent rally and accompanying commodity sell off continued to inflict damage on residual exposures. These were almost offset by erratic declines in stock indices and renewed strength in government bonds worldwide.

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

Not required.

PART I – FINANCIAL INFORMATION (continued)

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

(b)           Not applicable.

(c)           Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2009:

Month	Amount Redeemed
July 31, 2009	$4,605,157.09
August 31, 2009	$10,607,117.12
September 30, 2009	$3,347,571.44

Item 3:  Defaults Upon Senior Securities

(a)           None.

(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.

(b)           Not applicable.

PART II – OTHER INFORMATION (continued)
Item 6: Exhibits

The following exhibits are incorporated herein by reference.

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

Dated: November 11, 2009

WINTON FUTURES FUND, L.P. (US)

By: ALTEGRIS PORTFOLIO MANAGEMENT, INC.
            (d/b/a PM Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President and Principal Financial Officer