Form 10-K
period 2009-12-31
WINTON FUTURES FUND LP (US)
filed 2010-03-31
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________

Commission File Number: 000-53348

WINTON FUTURES FUND, L.P. (US)
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1496732 (I.R.S. Employer Identification No.)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC.
1202 Bergen Parkway, Suite 212
Evergreen, Colorado 80439
(Address of principal executive offices) (zip code)
(858) 459-7040

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
BUSINESS

(a)           General Development of Business

Winton Futures Fund, L.P. (US) (the “Partnership”) is a limited partnership organized under the Colorado Uniform Limited Partnership Act in March 1999.  The Partnership’s business is the speculative trading and investment in international futures, options and forward markets (“Commodity Interests”).  The Partnership commenced its trading and investment operations in November 1999.  Under the Partnership’s First Amended Agreement of Limited Partnership (the “Limited Partnership Agreement”), Altegris Portfolio Management, Inc. (d/b/a APM Funds), an Arkansas corporation (“APM Funds” or the “General Partner”), serves as general partner of the Partnership and has sole responsibility for management and administration of all aspects of the Partnership’s business.  Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.

APM Funds, the General Partner of the Partnership, is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of the National Futures Association (“NFA”).  In 2007, Altegris Portfolio Management, Inc. began doing business as APM Funds.  Winton Capital Management Limited, a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”).

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, acts both as the Partnership’s introducing broker (“Introducing Broker”) and as a selling agent.  Altegris is registered with the CFTC as a Commodity Trading Advisor (“CTA”) and an Introducing Broker and with the Securities and Exchange Commission (“SEC”) as a broker-dealer.

The Partnership’s term will end upon the first to occur of the following: December 31, 2035; receipt by the General Partner of an election to dissolve the Partnership at a specified time by Limited Partners owning more than 50% of the Interests then outstanding, notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; withdrawal (including withdrawal after suspension of trading), admitted or court decreed insolvency or dissolution of the General Partner; termination of the Partnership pursuant to the terms of the Limited Partnership Agreement; or any event that makes it unlawful for the existence of the Partnership to be continued or requiring termination of the Partnership.

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended.

As of February 28, 2010, the aggregate net asset value of the Interests in the Partnership before redemptions was $530,803,184.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

The Partnership offers three “classes” of Interests: Class A, Class B and Institutional Interests (each, a “Class of Interest”).  The Classes of Interests differ from each other only in the fees that they pay and the applicable investment minimums.

(b)           Financial Information About Segments

The Partnership’s business constitutes only one segment for financial reporting purposes—i.e., a speculative “commodity pool.”  The Partnership does not engage in sales of goods or services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s financial statements, included herewith.

(c)           Narrative Description of Business

Altegris Portfolio Management, Inc., an Arkansas corporation formed in 1985 as Rockwell Futures Management, Inc. (“Rockwell”), serves as general partner of the Partnership.  It became a member of NFA in

November 1985 and has been a CFTC registered CPO since December 1985.  It was also registered as a CTA from December 1985 until January 2002.  It has also been registered with the State of California as an investment adviser since March 2004.

Winton Capital Management Limited, a United Kingdom company, serves as commodity trading advisor to the Partnership.  The Advisor became registered with the CFTC as a CTA in January 1998 and as a CPO in December 1998.  It is a member of NFA.  The Advisor is also authorized and regulated by the United Kingdom’s Financial Services Authority (“FSA”).

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

The Program follows a primarily non-discretionary system. This means that trading signals are automatically generated by its models and, except in extreme situations, are followed to the letter. The Advisor has found that the absence of discretion promotes greater consistency in performance and lessens the opportunity for less reliable anecdotal evidence and personal judgment to influence decision-making. In unusual market situations, the Advisor reserves the right to deviate from its automatic system.

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

It is expected that between 5% and 50% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or U.S. Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, Newedge USA, LLC (“Newedge USA”), a futures commission merchant (“FCM”), and/or Newedge Alternative Strategies, Inc. (“NAST”) (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership), and available for trading by the Advisor in Commodity Interests on behalf of the Partnership.  Interest on Partnership assets held at Newedge USA in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at Newedge USA could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor.

With respect to Partnership assets not held at Newedge USA or NAST as described above, but deposited with Wilmington Trust Company (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its sub-advisor, Wilmington Trust Investment Management, LLC, an affiliate of the Custodian that is registered with the SEC as an investment adviser.  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances, commercial paper and repurchase agreements — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or Newedge USA, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs, including the charges described in the chart below.  Additional explanation of certain terms used in the chart below immediately follows it.

Entity	Form of Compensation	Amount of Compensation
APM Funds (General Partner)	Management fee
Class A Interests:  0.104% of the “management fee net asset value” (see certain terms and definitions below) of the month-end capital account balances of all Class A Interests (1.25% per annum).

Class B Interests:  0.104% of the management fee net asset value of the month-end capital account balances of all Class B Interests (1.25% per annum).

Institutional Interests: 0.0625% of the management fee net asset value of the month-end capital account balances of all Institutional Interests (0.75% per annum).

Altegris, as selling agent; other selling agents; other appropriately registered persons	Selling commissions and continuing compensation
Class A Interests: 0.166% of the “month-end net asset value” (see certain terms and definitions below) apportioned to each Class A Interest sold by selling agents (2% per annum).

Institutional Interests (effective March 1, 2009, if applicable and as disclosed to the Institutional Interest investor): 0.0417% of the month-end net asset value apportioned to any Institutional Interest whose selling agent elects to receive continuing compensation (0.50% per annum).

Class A Interests: Unless waived by a selling agent in whole or in part, a selling agent may elect to charge a commission which will be paid by the subscriber to the selling agent in an amount up to 3% of the value of the Class A Interests purchased. Any commission, if charged, will not be included as part of a subscriber’s capital contribution to the Partnership.

Winton Capital Management Limited (the Advisor)	Management Fee Incentive fee
0.083% of the management fee net asset value (described below) of the month-end capital account balances of all Interests (1.0% per annum).

20% of quarterly Trading Profits (see certain terms and definitions below) applicable to each Class of Interest will be paid by the Partnership to the Advisor.

Newedge USA (Clearing Broker); NAST; other clearing brokers	Brokerage commissions, transaction fees and interest income
Brokerage commission charges of $9.75 per round-turn for trades on both U.S. exchanges and most foreign exchanges.  Brokerage commissions for certain contracts on some foreign exchanges may be substantially higher.  Transaction fees for spot and forward currency trades are at the rate of $25.00 per USD $1 million or foreign currency equivalent traded.  Certain additional charges may also apply.  Commission rates per round-turn charged by clearing brokers other than Newedge USA, if any, may differ and could be higher.  Newedge USA and/or NAST may maintain Partnership assets on deposit with them in cash or Treasury securities.

Altegris (Introducing Broker)	Brokerage charges, commissions, transaction fees and interest income
Newedge USA and/or NAST will pay Altegris a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Effective March 1, 2009, monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

Various service providers	Periodic operating expenses, fixed administrative fee, fees of the Custodian and its sub-advisor, and other expenses
The Partnership generally pays its operating expenses as they are incurred.  A fixed administrative fee is charged to Class A and Class B Interests equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests from July 2008 forward, which fee is payable to the General Partner to help defray the ongoing expenses of operating the Partnership (0.333% per annum).

	Extraordinary expenses	For example, indemnification expenses, litigation expenses and other non-recurring expenses. Due to the nature of these expenses, they are not subject to estimate.

“Capital account balance” means the net asset value attributable to each Partner’s capital account, consisting of initial and additional capital contributions, less withdrawals of capital and any distributions made to Partners, and other adjustments as set out in the Limited Partnership Agreement, including, but not limited to, adjustments for deductions of fees and expenses, and for net profits, net losses and tax allocations.

“Management fee net asset value” means the net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction for any accrued incentive fees related to the current quarter.  Net asset value is to be determined on the basis of United States generally accepted accounting principles, consistently applied, unless otherwise specified.  Management fee net asset value will include the sum of all cash, U.S. Government obligations or other securities at market value, accrued interest receivable, and the current market value of all open Commodity Interest positions, as indicated by the settlement prices determined by the exchanges on which such positions are maintained.

“Month-end net asset value,” as used in the computation of selling agents’ continuing compensation, is calculated prior to any adjustment for subscriptions or redemptions effective for the end of the month.

“Trading Profits” (for purposes of calculating incentive fees paid by the Partnership to the Advisor only) during a calendar quarter means cumulative realized and change in unrealized profits and losses during the quarter which result from the Advisor’s trading (over and above the aggregate of previous period profits as of the end of any prior quarter) without regard to interest income and after reduction for brokerage charges, General Partner administrative and management fees.

“Incentive fees” payable to the Advisor on Trading Profits are accrued for purposes of calculating net asset value only.  Incentive fees are calculated separately for each Limited Partner’s Interest.  If Trading Profits for a quarter as to an Interest are negative, such losses shall constitute a “Carryforward Loss” for the beginning of the next quarter.  No incentive fees are payable as to any Interest until future Trading Profits as to that Interest for the following quarters exceed any Carryforward Loss.  Therefore, the Advisor will not receive an incentive fee unless it generates new Trading Profits for an Interest.  An incentive fee will not be refunded by virtue of subsequent losses. If a Limited Partner makes a partial redemption from the Partnership when there is a Carryforward Loss with respect to its capital account, the amount of the Carryforward Loss for such Limited Partner will be reduced for future periods by the ratio obtained by dividing the amount of the redemption by such Limited Partner’s capital account prior to such redemption.  If all or some of a Limited Partner’s Interest is redeemed at any time other than on a calendar quarter-end, the effective date of such redemption will be treated as a calendar quarter-end for purposes of determining the amount of such incentive fee and the definition of Trading Profits, and the applicable incentive fee at such time will be charged to the redeeming Limited Partner in the proportion that the redeemed Interest bears to such Limited Partner’s total Interest immediately before the redemption.

Item 101(h)(4)(xi) is not applicable; the Partnership has no employees.

APM Funds is registered with the CFTC as a CPO and the Advisor is registered with the CFTC as a CPO and CTA.  Both APM Funds and the Advisor are also members of NFA.

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as APM Funds, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as Newedge USA and introducing brokers such as Altegris to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Advisor will be combined for position limit purposes.  The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

The Advisor is regulated by the FSA.

Financial Information About Geographic Areas

The Partnership has no operations in foreign countries although it trades on foreign exchanges and other non-U.S. markets.  The Partnership does not engage in sales of goods or services.

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of Altegris perform all administrative services for the Partnership from offices at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or at 1200 Prospect St., Suite 400, La Jolla, California 92037.

ITEM 3: LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving APM Funds.  The Partnership has no subsidiaries.

ITEM 4: REMOVED AND RESERVED

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)           Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)           Holders

As of March 1, 2010 the Partnership had 6,172 holders of Interests.

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

(f)           Issuer Purchases of Equity Securities

Pursuant to the Limited Partnership Agreement, Limited Partners may redeem their Interests in the Partnership as of the end of any calendar month upon fifteen (15) days’ written notice to the General Partner.  The redemption of capital from capital accounts by Limited Partners has no impact on the value of the capital accounts of other Limited Partners.

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2009:

Month Ended	Amount Redeemed

October 31, 2009	$1,565,676
November 30, 2009	6,894,186
December 31, 2009	3,431,884
Total	$11,891,746

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid,  high quality securities.  Through December 31, 2009 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

(b)           Capital Resources

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

The Partnership bears the risk of financial failure by Newedge USA, NAST and/or other clearing brokers or counterparties with which the Partnership trades.

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

2009

During 2009, the Partnership achieved net realized and unrealized losses of $22,281,070 from its trading of commodity futures contracts including brokerage commissions of $5,636,378.  The Partnership accrued total expenses of $13,656,913, including $546,869 in incentive fees, $7,310,067 in management fees paid to the General Partner, and $5,183,957 in service and professional fees.  The Partnership earned $3,044,150 in interest income during 2009.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2009 is set forth below.

Fourth Quarter 2009.  The Partnership experienced a loss during October as equity markets opened the month with a selloff, then rallied to make new highs for the year, before falling back to where they started the month. Crude oil briefly increased, gold made new highs and grains experienced some strong upward moves, while the U.S. Dollar continued its fall against the Euro.  November was generally a good month for the Partnership with the continuation of a number of longer term trends.  The general theme was the rallying of asset prices and the U.S. Dollar falling.  Equity markets made new highs for the year, bonds rallied and gold put in a stellar performance to reach an all-time high.  The Partnership made gains in equities, precious metals, currencies and fixed income markets and ended up for the month.  A number of longer term trends reversed in December, which saw the Partnership give back some of November’s gains.  Surprise employment numbers published early in the month helped the U.S. Dollar reverse its near year-long decline.  Global stock markets moved higher, however, gold gave up most of the previous month’s gains, and there were similar sharp reversals in bonds and short term interest rates.

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

2008

During 2008, the Partnership achieved net realized and unrealized gains of $41,907,106 from its trading of commodity futures contracts including brokerage commissions of $499,445.  The Partnership accrued total expenses of $13,589,300, including $8,685,185 in incentive fees, $2,474,653 in management fees paid to the General Partner, and $2,429,462 in service and professional fees.  The Partnership earned $3,801,283 in interest income during 2008.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2008 is set forth below.

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

(e)           Contractual Obligations

Not required.

(f)           Critical Accounting Estimates

APM Funds believes that the Partnership's most critical accounting estimates relate to the valuation of the Partnership's assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. United States government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at cost given their short duration from the time of purchase  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.  Based on the nature of the business and operations of the Partnership, the APM Funds believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  APM Funds further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

Because the Partnership is a Smaller Reporting Company, as defined by Rule 229.10(f)(1), the supplementary financial information required by Item 302 of Regulation S-K is not required.

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

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by APM Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris, which is wholly-owned by Altegris Capital).  APM Funds’ principals are Altegris Capital, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne, Richard G. Pfister, David P. Mathews, Jennifer Cutsinger and Elizabeth Hancuff.  Of these principals, Messrs. Sundt, Amedeo, Osborne and Pfister are responsible for trading and operational decisions including, but not limited to, selecting the Partnership’s commodity trading advisor and allocating assets among clearing brokers, custodians, cash managers and other financial firms.

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

Jon C. Sundt (age 48) is an officer and a director of APM Funds, becoming its President in October 2004, and prior to that serving as its Vice President from July 2002 to October 2004.  During that period, he has also been (1) the President and a director of Altegris, an Introducing Broker, broker dealer and affiliate of APM Funds; (2) a managing member of Altegris Capital; and (3) the President of International Traders Research, Inc. (“ITR”), an affiliate of APM Funds, which provides informational, software and research services to its affiliates and their clients, and also to third party subscribers.  Mr. Sundt attended the University of California San Diego.  Mr. Sundt became a principal of APM Funds in July 2002 and became a branch manager and an associated person of APM Funds in October 2007.

Robert J. Amedeo (age 56) is an officer and director of APM Funds, has been a Vice President of APM Funds since October 2004, and prior to that served as APM Funds’ President from July 2002 until October 2004.  During that period, he has also been (1) an Executive Vice President and director of Altegris, an Introducing Broker and Broker-Dealer affiliate of APM Funds, (2) a managing member of Capital, and (3) an officer and director of ITR.  In addition to his responsibilities as an officer and director of APM Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University.  He became a principal and associated person of Rockwell, the predecessor to APM Funds, in November 1985.

Matthew C. Osborne (age 45) is an officer and director of APM Funds, and has held the office of Vice President of APM Funds since July 2002.  During that period, he has also been (1) an Executive Vice President, a director of, and Chief Investment Officer for, Altegris, (2) a managing member of Altegris Capital, and (3) an officer and director of ITR.   Mr. Osborne became a principal of APM Funds in July 2002.

Richard G. Pfister (age 38) is an officer and director of APM Funds since October 2004, at which time he was appointed as a Vice President of APM Funds.  He also became an Executive Vice President and a director of Altegris, in April 2004; he became a member of Altegris Capital on April 2004 and a manager in May 2008.  Prior to April 2004, he was a registered representative of Altegris where his responsibilities, in addition to sales, included researching alternative investments, conducting due diligence, and providing support to institutional clientele.  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst designation.

David P. Mathews, Jennifer Cutsinger and Elizabeth Hancuff are each principals of APM Funds, but none participate in making trading, operational or management decisions for the Partnership.

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

None.

(vi)           Promoters and Control Persons

Not Applicable.

(b)           Section 16(a) Beneficial Ownership Reporting Compliance

APM Funds, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne and Richard G. Pfister each filed initial reports on Form 3 after the Interests became registered under Section 12 of the Securities Exchange Act of 1934.  No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

(c)           Code of Ethics

The Partnership has no employees, officers or directors and is managed by APM Funds.  APM Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with APM Funds.  Richard G. Pfiser filed a Form 5 on March 31, 2010, a late filing.

(d)           Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees.  None of the principals, officers, or employees of APM Funds or Altegris receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of APM Funds, the General Partner of the Partnership, are compensated by Altegris and/or Altegris Capital in respect of their respective positions with Altegris or Altegris Capital.  APM Funds receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests.  APM Funds also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

Altegris receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by Altegris.

Effective March 1, 2009, Altegris, in its capacity as Introducing Broker to the Partnership, may receive compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership or APM Funds.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by APM Funds, which has delegated discretionary authority over the Partnership’s trading to the Advisor.  As of February 28, 2010, APM Funds’ general partner interest in the Partnership was valued at $3,173, which constituted approximately 0% of the Partnership’s total assets.  As of February 28, 2010, the following directors and executive officers of APM Funds owned Interests in the Partnership.

Class	Name and Address	Value of Interests		Percentage Ownership
		Held Directly	Held Indirectly	Held Directly	Held Indirectly
Institutional	Jon C. Sundt 1200 Prospect Street, Suite 400 La Jolla, CA 92037		$22,631*		0.00004%
Institutional	Robert J. Amedeo 1200 Prospect Street, Suite 400 La Jolla, CA 92037	$43,538		0.00008%
Institutional	Richard G. Pfister 1200 Prospect Street, Suite 400 La Jolla, CA 92037	$21,828		0.00004%
* Held via a family trust.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with APM Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to APM Funds monthly management fees totaling $7,310,067 for the year ended December 31, 2009.  The Partnership paid to APM Funds administrative fees totaling $616,020 for the year ended December 31, 2009.

The Partnership paid to Altegris monthly continuing compensation of $1,050,646 for the year ended December 31, 2009.  In addition, Altegris, in its capacity as the Introducing Broker for the Partnership, receives from the Partnership’s clearing broker (i.e., Newedge USA) the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $699,440 for the year ended December 31, 2009.  Altegris, in its capacity as Introducing Broker, also may receive from the Partnership, effective March 1, 2009, monthly brokerage charges as described in Item 11.  From March 1, 2009 through December 31, 2009 the Partnership paid monthly brokerage charges of $4,608,703.  As of December 2009, the Partnership anticipates, but has not yet commenced entry into, spot and other foreign exchange over-the-counter transactions with NAST as principal counterparty.  Upon commencement of such transactions between the Partnership and NAST, Altegris, in its capacity as Introducing Broker for the Partnership, will receive a portion of the transaction fees received by NAST.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by Spicer Jeffries LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2009 and 2008.

FEE CATEGORY	2009	2008

Audit Fees	$82,500*	$65,000
Audit-Related Fees	-	-
Tax Fees	17,500	10,000
All Other Fees	-	-

TOTAL FEES	$100,000	$75,000
_________________
* Amount expected to be billed for 2009 services.

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

The board of directors of APM Funds pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

______________________

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

Dated: March 30, 2010	WINTON FUTURES FUND, L.P. (US) By: ALTEGRIS PORTFOLIO MANAGEMENT, INC.
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Principal Executive and Principal Financial Officer

By: /s/ Matthew C. Osborne Name: Matthew C. Osborne Title: Vice President and Secretary

By: /s/ Richard G. Pfister Name: Richard G. Pfister Title: Vice President

WINTON FUTURES FUND, L.P. (US)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

WINTON FUTURES FUND, L.P. (US)

____________

TABLE OF CONTENTS
_____________

PAGES

Report of Independent Registered Public Accounting Firm	2

Financial Statements

Statements of Financial Condition	3

Condensed Schedules of Investments	4 - 8

Statements of Operations	9

Statements of Changes in Partners’ Capital (Net Asset Value)	10

Notes to Financial Statements	11 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Winton Futures Fund, L.P. (US)

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Winton Futures Fund, L.P. (US) (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations and changes in partners’ capital for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winton Futures Fund, L.P. (US) as of December 31, 2009 and 2008, and the results of its operations and changes in partners’ capital for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Greenwood Village, Colorado	/s/ Spicer Jeffries LLP
March 29, 2010

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2009 AND 2008
_______________

	2009	2008
ASSETS
Equity in Newedge USA, LLC account
Cash	$57,157,995	$154,396,738
Unrealized gain on open commodity futures contracts	2,751,248	4,174,311
Long options (cost $31,080 and $0)	15,760	-
Unrealized gain on open forward contracts	3,227	-
Interest receivable	-	14,426
	59,928,230	158,585,475

Cash and cash equivalents	3,733,271	3,384,626
Investment securities at value
(cost - $469,559,059 and $132,744,996)	469,934,981	132,860,018
Interest receivable	719,323	161,545

Total assets	$534,315,805	$294,991,664

LIABILITIES
Short options (proceeds $68,320 and $0)	$36,220	$-
Payable for securities purchased	-	$5,000,000
Commissions payable	611,622	30,216
Management fee payable	822,084	314,556
Administrative fee payable	77,788	16,198
Service fees payable	420,136	229,428
Incentive fee payable	249,171	3,053,989
Redemptions payable	3,504,884	4,043,596
Subscriptions received in advance	12,878,915	23,079,459
Other liabilities	249,209	176,744

Total liabilities	18,850,029	35,944,186

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,198	3,491
Limited Partners	515,462,578	259,043,987

Total partners’ capital (Net Asset Value)	515,465,776	259,047,478

Total liabilities and partners’ capital	$534,315,805	$294,991,664

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments – United States

U.S. Government Agency Bonds and Notes

$5,000,000	3/18/2010	Federal Farm Credit Bank, 1.05%	$5,009,400	0.97
8,000,000	6/17/2011	Federal Farm Credit Bank, 1.2%	8,020,000	1.56
5,000,000	9/23/2011	Federal Farm Credit Bank, 1.2%	4,987,500	0.97
5,000,000	10/13/2011	Federal Farm Credit Bank, 1.2%	4,998,450	0.97
10,000,000	11/4/2011	Federal Farm Credit Bank, 1.24%	9,981,300	1.94
5,000,000	5/5/2011	Federal Farm Credit Bank, 1.375%	5,017,200	0.97
5,000,000	3/23/2011	Federal Farm Credit Bank, 1.85%	5,012,500	0.97
1,035,000	8/5/2011	Federal Farm Credit Bank, 1.375%	1,041,148	0.20
2,720,000	12/9/2011	Federal Farm Credit Bank, 1.05%	2,702,157	0.52
11,165,000	7/18/2011	Federal Farm Credit Bank, 1.125%	11,175,495	2.17
10,000,000	9/30/2010	Federal Farm Credit Bank, 1.25%	10,050,000	1.95
1,500,000	10/19/2011	Federal Farm Credit Bank, 1.25%	1,496,715	0.29
8,130,000	10/21/2011	Federal Farm Credit Bank, 1.25%	8,145,284	1.58
5,000,000	11/23/2011	Federal Farm Credit Bank, 1.25%	4,992,200	0.97
15,000,000	6/15/2011	Federal Farm Credit Bank, 1.3%	15,046,950	2.92
10,000,000	10/14/2011	Federal Farm Credit Bank, 1.3%	9,978,100	1.94
10,000,000	8/27/2010	Federal Farm Credit Bank, 1.375%	10,053,100	1.95
5,000,000	9/10/2010	Federal Farm Credit Bank, 1.4%	5,028,150	0.98
5,000,000	9/13/2010	Federal Farm Credit Bank, 1.5%	5,032,800	0.98
5,950,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	5,926,379	1.15
3,225,000	12/30/2011	Federal Home Loan Mortgage Corporation, 1.3%	3,203,134	0.62
4,175,000	11/18/2011	Federal Home Loan Mortgage Corporation, 1.5%	4,162,976	0.81
5,000,000	2/9/2011	Federal Home Loan Mortgage Corporation, 1.75%	5,006,000	0.97
10,000,000	3/16/2011	Federal Home Loan Mortgage Corporation, 2%	10,024,900	1.94
15,000,000	5/27/2011	Federal National Mortgage Association, 1.35%	15,042,150	2.92
5,000,000	9/30/2010	Federal National Mortgage Association, 1.2%	5,023,450	0.97
10,000,000	9/28/2011	Federal National Mortgage Association, 1.25%	9,971,900	1.93
2,000,000	9/29/2011	Federal National Mortgage Association, 1.25%	1,996,260	0.39
6,250,000	12/30/2011	Federal National Mortgage Association, 1.25%	6,218,750	1.21
10,000,000	5/27/2011	Federal National Mortgage Association, 1.5%	10,034,400	1.95
5,000,000	7/6/2010	Federal National Mortgage Association, 1.50%	5,032,800	0.98
10,000,000	4/8/2011	Federal National Mortgage Association, 1.875%	10,031,300	1.95
3,000,000	2/11/2011	Federal National Mortgage Association, 2%	3,005,640	0.58
10,000,000	4/1/2011	Federal National Mortgage Association, 2%	10,040,600	1.95
Total U.S. Government Agency Bonds and Notes (cost - $232,113,166)			$232,489,088	45.10

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Decription	Value	% of Partners Capital
Fixed Income Investments – United States (continued)
Corporate Notes and Repurchase Agreements
$23,350,000	1/6/2010	American Honda Finance Corp Disc Note, .15%	$23,347,179	4.53
21,900,000	1/4/2010	Avery Dennison Corp Disc Note, 0.15%	21,899,635	4.25
22,900,000	1/4/2010	BMW US Capital Disc Note, .30%	22,898,855	4.44
22,995,000	1/12/2010	BNP Paribas Financial Inc Disc Note, .14%	22,993,122	4.46
2,370,000	1/13/2010	Chevron Corp Note, .07%	2,370,000	0.46
21,910,000	1/4/2010	Devon Energy Corp Disc Note, .18%	21,909,577	4.25
1,175,000	1/11/2010	Dexia Delaware LLC Disc Note, .29%	1,174,735	0.23
23,175,000	1/8/2010	Dexia Delaware LLC Disc Note, .30%	23,169,493	4.49
3,300,000	1/6/2010	Public Svc Co of NC Disc Note, .30%	3,299,807	0.64
30,100,000	1/4/2010	Societe Generale N America Inc Disc Note, .08%	30,099,594	5.84
2,300,000	1/15/2010	Toyota Motor Credit Corp Disc Note, .15%	2,299,712	0.45
22,900,000	1/5/2010	Vodafone Group Plc Disc Note, .23%	22,898,976	4.44
20,000,000	1/5/2010	Volkswagen of America Disc Note, .27%	19,998,950	3.88
19,087,000	1/4/2010	Wellpoint Inc DTD, .20%	19,086,258	3.70

Total Corporate Notes and Repurchase Agreements (cost - $237,445,893)			237,445,893	46.06

Total investment securities – United States (cost - $469,559,059)			$469,934,981	91.16

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

	Range of Expiration Dates	Number of Contracts or Notional Value		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb 10 – Oct 10	751		$739,441	0.14
Currencies	Mar 10	1,962		(1,739,750)	(0.34)
Energy	Feb 10 – Mar 10	73		94,634	0.02
Interest Rates	Jan 10 – Mar 12	4,877		69,583	0.01
Metals	Jan 10 – Dec 10	962		1,890,916	0.37
Stock Indices	Jan 10 – Mar 10	3,821		3,443,054	0.67
Treasury Rates	Mar 10	301		(477,078)	(0.09)

Total long futures contracts		12,747		4,020,800	0.78

SHORT FUTURES CONTRACTS:
Agriculture	Jan 10 – May 10	668		(169,625)	(0.03)
Currencies	Jan 10 – May 10	926		(104,602)	(0.02)
Energy	Jan 10 – May 10	174		(440,113)	(0.09)
Interest Rates	Mar 10 – Jun 10	149		(26,810)	(0.11)
Metals	Jan 10	68		(560,248)	(0.01)
Stock Indices	Mar 10	11		(9,154)	-
Treasury Rates	Mar 10	163		41,000	0.01

Total short futures contracts		2,159		(1,269,552)	(0.25)

Total futures contracts		14,906		$2,751,248	0.53

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $31,080)	Jan 10 – Mar 10	58		$15,760	-

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $68,320)	Jan 10 – Mar 10	58		$36,220	0.01

LONG FORWARD CURRENCY CONTRACTS:
Brazilian Real	Jan 10	$200,850	(1)	$(4,233)	-

SHORT FORWARD CURRENCY CONTRACTS:
Brazilian Real	Jan 10 – Feb 10	$400,000	(1)	7,460	-

Total forward currency contracts				$3,227	-

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments – United States

U.S. Government Agency Bonds and Notes

$3,000,000	11/17/2009	Federal Farm Credit Bank, 2.05%	$3,005,640	1.16
6,000,000	12/23/2010	Federal Farm Credit Bank, 2.37%	6,011,280	2.32
4,000,000	7/10/2009	Federal Home Loan Bank, 4.35%	4,002,280	1.54
3,250,000	5/1/2009	Federal Home Loan Bank, 3.00%	3,253,998	1.26
3,600,000	5/20/2009	Federal Home Loan Bank, 2.04%	3,603,744	1.39
2,800,000	11/20/2009	Federal Home Loan Bank, 2.04%	2,802,128	1.08
5,000,000	12/29/2010	Federal Home Loan Bank, 2.05%	5,018,750	1.94
5,000,000	8/21/2009	Federal Home Loan Bank, 0.44%	4,994,250	1.93
5,000,000	4/28/2009	Federal Home Loan Bank, 2.50%	5,007,800	1.93
5,000,000	4/29/2010	Federal Home Loan Bank, 3.05%	5,039,050	1.95
4,000,000	4/30/2009	Federal Home Loan Bank, 2.60%	4,030,000	1.56
5,000,000	12/30/2009	Federal Home Loan Mortgage Corporation, 1.00%	4,993,750	1.93
4,000,000	11/10/2009	Federal Home Loan Mortgage Corporation, 2.05%	4,005,040	1.55
5,000,000	7/6/2010	Federal Home Loan Mortgage Corporation, 1.50%	5,000,000	1.93
1,180,000	1/7/2009	Federal Home Loan Bank Disc Note, 0.03%	1,179,993	0.46
6,600,000	2/4/2009	Federal Home Loan Mortgage Corp. Disc, 0.05%	6,599,670	2.55
Total U.S. Government Agency Bonds and Notes (cost $68,432,351)			68,547,373	26.48

Corporate Notes and Repurchase Agreements

$27,893,000	1/2/2009	Bank of America Repo, 0.01%	$27,893,000	10.77
6,000,000	1/6/2009	Chevron Corp Note, 0.02%	6,000,000	2.32
2,124,000	1/5/2009	Hersey Foods Corp Disc Note, 0.15%	2,123,947	0.82
896,000	1/2/2009	L’Oreal USA Inc Disc Note, 0.15%	895,974	0.31
6,000,000	1/5/2009	Nestle Capital Disc Note, 0.01%	5,999,991	2.32
6,000,000	1/5/2009	Northern Illinois Gas Disc Note, 0.07%	5,999,930	2.32
6,000,000	1/6/2009	Rabobank USA Financial Corp Disc Note, 0.05%	5,999,942	2.32
3,400,000	1/2/2009	Societe General North America Disc Note, 0.21%	3,399,861	1.31
6,000,000	1/2/2009	Toyota Financial Service Puerto Rico, 0.10%	6,000,000	2.32
Total Corporate Notes and Repurchase Agreements (cost $64,312,645)			64,312,645	24.81

Total investment securities – United States (cost $132,744,996)			$132,860,018	51.29

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2008
_______________

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb – Jun 09	60	$120,994	0.05
Currencies	Mar 09 – Jun 10	1,439	1,600,723	0.61
Interest Rates	Jan 09 – Jun 10	1,533	2,662,065	1.03
Metals	Jan 09	75	(205,661)	(0.08)
Stock Indices	Mar 09	2	875	-
Treasury Rates	Mar 09 –Dec 09	563	1,542,447	0.59

Total long futures contracts		3,672	5,721,443	2.20

SHORT FUTURES CONTRACTS:
Agriculture	Feb 09 – Nov 10	667	(1,242,086)	(0.48)
Currencies	Mar 09	441	(1,489,992)	(0.58)
Energy	Jan 09 – Dec 10	94	302,182	0.12
Metals	Jan – Apr 09	175	998,975	0.39
Stock Indices	Jan – Mar 09	119	(112,475)	(0.04)
Treasury Rates	Mar 09	18	(3,736)	-

Total short futures contracts		1,514	(1,547,132)	(0.59)

Total futures contracts		5,186	$4,174,311	1.61

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

________________

	2009	2008	2007
TRADING GAINS (LOSSES):
Gain (loss) on trading of derivatives contracts
Realized	$(15,134,007)	$39,189,837	$15,016,680
Change in unrealized	(1,403,056)	2,819,778	(739,757)
Brokerage commissions	(5,636,378)	(499,445)	(673,161)
Gain (Loss) from trading derivatives	(22,173,441)	41,510,170	13,603,762
Gain (loss) on trading of securities
Realized	(1,633)	5,605	-
Change in unrealized	260,900	115,022	-
Gain from trading securities	259,267	120,627	-
Foreign currency translation gains (losses)	(366,896)	276,309	133,655
Total trading gains (losses)	(22,281,070)	41,907,106	13,737,417

NET INVESTMENT INCOME (LOSS):
Income
Interest income	3,044,150	3,801,283	3,810,719
Expenses
Management fee	7,310,067	2,474,653	1,170,329
Administrative fee	616,020	49,259	-
Service fees	4,014,343	1,864,912	536,306
Incentive fee	546,869	8,685,185	2,765,664
Professional fees	1,169,523	515,291	214,484

Total expenses	13,656,913	13,589,300	4,686,783

Net investment (loss)	(10,612,763)	(9,788,017)	(876,064)

NET INCOME (LOSS)	$(32,893,833)	$32,119,089	$12,861,353

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2009, 2008, 2007
________________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2006	$57,161,095	$16,714,934	$31,527,995	$8,915,623	$-	$-	$-	$2,543

Transfers	-	(1,127,544)	1,127,544	-	-	-	-	-

Capital additions	41,661,121	18,167,321	22,673,800	820,000	-	-	-	-

Capital withdrawals	(16,152,642)	(2,299,027)	(12,633,615)	(1,220,000)	-	-	-	-

Net income for the year ended December 31, 2006	12,861,353	4,051,251	7,557,205	1,252,541	-	-	-	356

Offering costs	(16,066)	(5,436)	(9,077)	(1,553)	-	-	-	-

Balances at December 31, 2007	95,514,861	35,501,499	50,243,852	9,766,611	-	-	-	2,899

Transfers	-	(3,428,705)	(63,946,413)	-	(262,983)	260,072	67,378,029	-

Capital additions	178,574,330	64,322,008	32,627,859	-	29,770,930	26,373,531	25,480,002	-

Capital withdrawals	(47,036,859)	(3,474,589)	(14,264,716)	(8,174,000)	(113,314)	(54,100)	(20,956,140)	-

Net income for the year ended December 31, 2008	32,119,089	13,188,377	11,614,186	1,563,864	1,779,682	1,685,068	2,287,318	594

Offering costs	(123,943)	(61,913)	(28,720)	(5,995)	(2,994)	(2,145)	(22,174)	(2)

Balances at December 31, 2008	259,047,478	106,046,677	16,246,048	3,150,480	31,171,321	28,262,426	74,167,035	3,491

Transfers	-	(1,619,578)	918,871	-	(584,077)	92,967	1,191,817	-

Capital additions	341,256,824	169,092	1,121	37,650,000	154,019,760	85,850,610	63,566,241	-

Capital withdrawals	(51,787,951)	(16,975,386)	(1,277,714)	(8,581,457)	(7,082,968)	(3,645,724)	(14,224,702)	-

Net income for the year ended December 31, 2009	(32,893,833)	(8,460,393)	(1,146,642)	(1,785,361)	(9,287,406)	(5,305,870)	(6,907,869)	(292)

Offering costs	(156,742)	(37,727)	(6,117)	(6,107)	(40,512)	(27,680)	(38,598)	(1)

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

See accompanying notes

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

Method of Reporting

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as “ASC”. The FASB finalized the ASC effective for periods ending on or after September 15, 2009.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

Pursuant to the Cash Flows Topic of the Codification, the Fund qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with maturity dates of 90 days or less.

Basis of Accounting

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

Basis of Accounting (concluded)

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

Fair Value

The Partnership values its investments in accordance with Accounting Standards Codification 820 - Fair Value Measurements (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants and the measurement date.

In determining fair value, the Partnership uses various valuation approaches. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Partnership.

Unobservable inputs reflect the Partnership’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

Fair Value (continued)

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

The Partnership values futures and options on futures contracts at the closing price of the contracts primary exchange. The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

Forward currency contracts are valued at fair value using spot currency rates and adjusted for interest rates and other typical adjustment factors. The Partnership includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of United States government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. United States government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009

Assets
Futures Contracts	$2,751,248	$-	$-	$2,751,248
Options Contracts	15,760	-	-	15,760
Forward currency contracts	-	3,227	-	3,227
U.S. Government agency obligations	232,489,088	-	-	232,489,088
Corporate notes and repurchase agreements	-	237,445,893	-	237,445,893
	$235,256,096	$237,449,120	$-	$472,705,216
Liabilities
Options contracts	$36,220	$-	$-	$36,220

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (concluded)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009

Assets
Futures Contracts	$4,174,311	$-	$-	$4,174,311
U.S. Government agency obligations	68,547,373	-	-	68,547,973
Corporate notes and repurchase agreements	-	64,312,645	-	64,312,645
	$72,721,684	$64,312,645	$-	$137,034,329

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

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Financial Derivative Instruments

The Partnership engages in the speculative trading of futures, options on futures, and forward contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the ASC, nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts at December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	December 31, 2009

	Asset	Liability
	Derivatives	Derivatives	Net
	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$1,170,985	$(601,169)	$569,816
Currencies	387,606	(2,231,958)	(1,844,352)
Energy	119,033	(464,512)	(345,479)
Interest Rates	1,809,953	(1,767,180)	42,773
Metals	2,938,546	(1,607,878)	1,330,668
Stock Indices	3,749,160	(315,260)	3,433,900
Treasury Rates	57,594	(493,672)	(436,078)
	10,232,877	(7,481,629)	2,751,248

Options on Futures Contracts
Stock Indices	15,760	(36,220)	(20,460)

Forward Currency Contracts
Currencies	7,460	(4,233)	3,227

Total Gross Fair Value of Derivatives	$10,256,097	$(7,522,082)	$2,734,015

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the year ended December 31, 2009.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

WINTON FUTURES FUND, L.P. (US)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Year Ended December 31, 2009
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$ (1,573,442)	$ 1,690,908	2,838
Currencies	(1,811,907)	(1,955,084)	6,820
Energy	(7,203,938)	(647,661)	1,676
Interest Rates	4,429,561	(2,618,822)	6,524
Metals	3,183,739	537,355	1,034
Stock Indices	(6,947,020)	3,545,500	6,816
Treasury Rates	(5,360,121)	(1,975,259)	3,833
Total futures contracts	(15,283,128)	(1,423,063)	29,541

Options on Futures Contracts
Stock Indices	149,121	16,780	386

Forward Currency Contracts
Currencies	-	3,227	$ 200,000	(1)
Total gains from derivatives trading	$ (15,134,007)	$ (1,403,056)
(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

Reclassifications

Certain amounts in the 2008 and 2007 financial statements were reclassified to conform with the 2009 presentation.

Recently Adopted Accounting Pronouncements

The Partnership adopted the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 is effective for financial statements issued for the Partnership’s first interim and annual period ending after June 15, 2009.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (continued)

The Partnership adopted FASB Accounting Standards Codification on September 30, 2009. FASB ASC is the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database. Effective with the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification impacted the Partnership’s financial statement disclosures by eliminating prior FASB references since all references to authoritative accounting literature will be references made in accordance with the Codification.

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited ("Advisor").  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits calculated separately for each partner’s interest achieved from commodity trading (as defined).

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the years ended December 31, 2009 and 2008 and 2007 were $3,266,333, $933,820 and $478,625, respectively.

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

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the years ended December 31, 2009, 2008 and 2007 were $4,043,734, $1,540,833 and $691,704, respectively.  Management fees payable to the General Partner as of December 31, 2009 and December 31, 2008 were $446,310 and $190,491, respectively.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the years ended December 31, 2009, 2008 and 2007, commissions, interest income and continuing compensation received by Altegris amounted to $6,358,789, $1,807,841 and $639,040, respectively.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -               FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS
AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts, options on futures contracts and forward currency contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges and interbank market makers.  Further for futures contracts and options on futures contracts, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers or interbank market makers to perform under the terms of their contracts (credit risk).

The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions since, in over the counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties.  For forward currency contracts, the Partnership is subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain on forward currency contracts.

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

NOTE 5 -                      SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through March 29, 2010, the date these financial statements were available to be issued.  There are no subsequent events to disclose.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2009, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	December 31, 2009
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(8.39)%	(7.46)%	(7.38)%	(10.28)%	(8.41)%	(7.56)%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.06%	2.07%	1.83%	4.88%	2.89%	2.07%
Incentive fees (4)	0.00%	0.01%	0.11%	0.25%	0.19%	0.09%

Total expenses	3.06%	2.08%	1.94%	5.13%	3.08%	2.16%

Net investment (loss) (1) (2)	(2.36)%	(1.36)%	(1.08)%	(4.14)%	(2.16)%	(1.35)%

	December 31, 2008
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	20.33%	21.58%	21.93%	1.29%	2.16%	3.52%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.13%	1.97%	1.77%	5.08%	3.06%	2.18%
Incentive fees (4)	4.27%	6.70%	5.07%	2.95%	3.32%	1.22%

Total expenses	7.40%	8.67%	6.84%	8.03%	6.38%	3.40%

Net investment income (loss) (1) (2) (3)	(1.09)%	0.54%	0.56%	(3.65)%	(1.70)%	(0.49)%

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

WINTON FUTURES FUND, L.P. (US)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2007
	Original	Original	Special
	Class A	Class B	Interests

Total return for Limited Partners (4)	13.61%	14.97%	15.45%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.05%	2.03%	1.77%
Incentive fees (4)	3.46%	3.33%	2.87%

Total expenses	6.51%	5.36%	4.64%

Net investment income (1) (2)	1.51%	2.56%	2.79%

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

ALTEGRIS PORTFOLIO MANAGEMENT, INC. BALANCE SHEETS DECEMBER 31, 2009 AND 2008

ALTEGRIS PORTFOLIO MANAGEMENT, INC.

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	3

Balance Sheets	4
Notes to Balance Sheets	5-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
Altegris Portfolio Management, Inc.

We have audited the accompanying balance sheets of Altegris Portfolio Management, Inc. as of December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Altegris Portfolio Management, Inc. as of December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 20, 2010

BALANCE SHEETS DECEMBER 31, 2009 AND 2008

ASSETS	December 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	$306,243	$317,899
Receivables: (Notes 2 and 3)
Management fees receivable	788,359	237,879
Commissions receivable	13,193	72,930
Other current assets	22,854	1,858
Total current assets	1,130,649	630,566
INVESTMENTS IN INVESTMENT FUNDS, at fair value (Note 2)	10,140	10,437
FURNITURE, EQUIPMENT AND SOFTWARE,
net of accumulated depreciation of $12,621 and $41,733	-	530
OTHER ASSETS (Note 2)	449,019	152,925

	$1,589,808	$794,458

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES
Current portion of long-term debt (Note 5)	$444,419	$458,691
Accounts payable	108,256	63,682
Commissions payable	32,949	98,334
Interest payable	6,575	-
Other liabilities	26,505	30,208

Total current liabilities	618,704	650,915
NON-CURRENT LIABILITIES
Long-term debt (Note 5)	1,055,581	969,283

Total liabilities	1,674,285	1,620,198

COMMITMENTS AND CONTINGENCIES (Note 3)
SHAREHOLDER DEFICIT: (Note 4)
Common Stock, no par value; 1,000,000 shares authorized,
200 shares issued and outstanding	10,000	10,000
Class A common stock, no par value, 10,000 shares authorized,
no shares issued	-	-
Additional paid in capital	135,391	135,391
Deficit	(229,868)	(971,131)
Total shareholder’s deficit	(84,477)	(825,740)

	$1,589,808	$794,458

The accompanying notes are an integral part of this statement.

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Altegris Portfolio Management, Inc. (the “Company”) was incorporated in Arkansas on December 2, 1985, and is registered as an investment adviser with the state of California and as a commodity pool operator with the Commodity Futures Trading Commission.  As the general partner, the managing member, sponsor and/or commodity pool operator for investment funds who engage in the speculative trading of equities, commodity futures, mutual funds and securities, the Company maintains all related books and records. In addition, the Company receives fees from related entities for consulting and administrative services.  The Company is a wholly owned subsidiary of Altegris Capital, L.L.C. (the “Parent”).

Valuation of Investments

The Company values its investments in accordance with Accounting Standards Codification 820 - Fair Value Measurements (“ASC 820”). With ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent

NOTES TO BALANCE SHEETS
(continued)

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Investments (concluded)

that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

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

Furniture, Equipment and Software

Furniture, equipment and software is stated at cost less accumulated depreciation.  Depreciation is provided on the straight-line method, based on estimated useful lives of three to seven years.

Income Taxes

The Company is included in the consolidated income tax return of the Parent.  As such, it has elected to be taxed under Subchapter S of the Internal Revenue Code.  Accordingly, taxable income or loss of the Company will be allocated to its shareholders, who are responsible for the payment of the taxes thereon.

NOTES TO BALANCE SHEETS
(continued)

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (concluded)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of the balance sheets are prudent and reasonable.  Actual results could differ from those estimates.

Revenue Recognition

The Company receives management, sponsor and administrative fees from affiliated partnerships and other entities as discussed in Note 2. These fees accrue under the terms of the respective limited partnership agreements or other operating agreements, as applicable. The Company receives these fees as computed based on the net assets of the respective partnerships.

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument.  Assets that are recorded at fair value consist largely of short-term receivables, and other current assets, which are carried at contracted amounts that approximate fair value.  Similarly, the Company’s liabilities consist of payables and accrued expenses recorded at contracted amounts that approximate fair value.

NOTE 2 -        INVESTMENTS IN AFFILIATED ENTITIES AND RECEIVABLES

The Company serves as the general partner, managing member, sponsor and/or commodity pool operator, as applicable for various affiliated investment funds (each a “Fund” and collectively the “Funds”).  The Company receives management, sponsor and administrative fees as compensation for services provided for and on behalf of the Funds.

The Company has advanced offering and organizational expenses for certain of the Funds.  The Company is reimbursed if sufficient interests are sold during the offering period and the Fund commences operations.  In addition, the Company pays all general operating expenses on behalf of the Funds and is reimbursed on a monthly basis.

NOTES TO BALANCE SHEETS
(continued)

NOTE 2 -        INVESTMENTS IN AFFILIATED ENTITIES AND RECEIVABLES

Management fees and other assets due from the investment funds at December 31, 2009 and 2008 are as follows:

	Management Fees Receivable		Other Assets
	December 31,	December 31,	December 31,	December 31,
Investment Fund	2009	2008	2009	2008
APM – Valhalla Resources Fund, LLC	$10,741	$10,101	$2	$1,602
APM – Torrey Pines Fund, L.P.	43,005	36,025	484	5,730
Clarke Worldwide Fund, L.P.	-	1,262	-	36
Winton Futures Fund, L.P. (US)	522,255	190,491	6,324	44,436
APM – Pinehurst Partners Fund, L.P.	-	-	57,781	49,244
APM – Multi-Strategy Fund, L.P.	68,539	-	59,836	51,877
APM – Global Macro Fund, L.P.	96,893	-	44,734	-
APM – Global Macro Fund, Ltd.	-	-	6,926	-
APM – Global Trend Fund, Ltd.	-	-	11,865	-
APM – Eckhardt Futures Fund, L.P.	3,314	-	81,268	-
APM – QIM Futures Fund, L.P.	27,022	-	65,485	-
APM – Paulson Advantage Fund, LP	7,142	-	32,537	-
APM – Paulson Advantage Plus Fund, LP	9,448	-	10,694	-
APM – Paulson Advantage Fund, LTD	-	-	39,154	-
APM – Paulson Advantage Plus Fund, LTD	-	-	31,956	-
	$788,359	$237,879	$449,019	$152,925

The Company also receives commissions from an unrelated offshore company.  Commissions receivable were $13,193 and $72,930 at December 31, 2009 and 2008, respectively.

The Company’s general partnership or member interests in the Funds, management and administrative fees received for the years ended December 31, 2009 and 2008 are as follows:

	Investment
	December 31,	December 31,
Investment Fund	2009	2008
APM – Valhalla Resources Fund, LLC	$1,379	$1,483
APM – Torrey Pines Fund, L.P.	1,298	1,359
Clarke Worldwide Fund, L.P.	-	3,104
Winton Futures Fund, L.P. (US)	3,199	3,491
APM – Multi-Strategy Fund, L.P.	1,350	1,000
APM – Eckhardt Futures Fund, L.P.	943	-
APM – Global Macro Fund, L.P.	1,037	-
APM – QIM Futures Fund, L.P.	934	-
Totals	$10,140	$10,437

NOTES TO BALANCE SHEETS
(continued)

NOTE 3 -        OFF BALANCE SHEET RISKS AND UNCERTAINTIES

The Company serves as the general partner, managing member, sponsor and/or commodity pool operator, as applicable for the Funds.  The Funds participate, directly or indirectly, in the speculative trading of equities, commodity futures, mutual funds and securities which may be subject to margin requirements.  The Funds are limited partnerships, limited liability companies or companies and each limited partner, member or shareholder, as applicable bears only the risk of its investment in the Fund.  However, the Company as general partner, sponsor and/or managing member, additionally bears the risk for any legal actions taken against a Fund, margin calls or liabilities in excess of the Fund’s assets.

The Company’s policy is to continuously monitor the exposure to the Funds through the use of a variety of financial position and credit exposure reporting and control procedures.  In addition, the Company has a policy of reviewing the credit standing of each clearing broker or counterparty with which the Funds conduct business.

Included in receivables at December 31, 2009 and 2008 are $528,578 and $234,927, respectively, due from Winton Futures Fund, L.P. (US). These amounts represent approximately 42% and 51% of total receivables at December 31, 2009 and 2008, respectively. The Company’s revenues are dependent upon maintaining the level of assets in the respective Funds.

NOTE 4 -       SHAREHOLDER’S EQUITY TRANSACTIONS

During the years ended December 31, 2009 and 2008, the Company made distributions of $2,690,814 and $2,375,036, respectively, to its Parent.

NOTE 5 -       NOTE PAYABLE

On October 13, 2008, the Company borrowed $1,500,000 from an unrelated individual. The note bore interest at 10% per annum and was due on October 13, 2011. The original note was amended on December 14, 2009 to reset the amount borrowed to $1,500,000 and extend the maturity to December 14, 2012 with all other terms remaining the same.  The note is payable in monthly installments of principal and interest of $48,400 and is secured by all of the assets of the Company, including all fees, commissions or other amounts due to the Company whether presently existing or created in the future. In addition, the note is guaranteed by the Company’s president. Future maturities of the note payable are as follows:

Year	December 31, 2009
2010	$444,419
2011	501,650
2012	553,931
1,500,000
Less: current maturity of long-term debt	444,419
$1,055,581

NOTES TO BALANCE SHEETS
(continued)

NOTE 6 -       FAIR VALUE MEASUREMENTS

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. See Note 1 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of December 31, 2009 and 2008:

	Quoted Prices in	Significant	Significant
	Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December, 31, 2009

Assets
Investments in investment
funds, at fair value	$-	$-	$10,437	$10,437

	Quoted Prices in	Significant	Significant
	Active Markets	Other Observable	Unobservable
	for Identical Assets	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December, 31, 2008

Assets
Investments in investment
funds, at fair value	$-	$-	$10,260	$10,260

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable and unobservable inputs.

NOTE 6 -       FAIR VALUE MEASUREMENTS (concluded)

Changes in Level 3 assets measured at fair value for the years ended December 31, 2009 and 2008:

						Change in
				Realized and		Unrealized
	Balance as of	Net	Purchases	Unrealized	Balance as of	Gain (Loss)
	December 31,	Transfers	and	Gains and	December 31,	On Securities
	2008	In (Out)	Sales, net	(Losses)	2009	Still Held

Assets:
Investments in
investment funds, at
fair value	$10,437	$-	$6	$(303)	$10,140	$709

						Change in
				Realized and		Unrealized
	Balance as of	Net	Purchases	Unrealized	Balance as of	Gain (Loss)
	December 31,	Transfers	Unrealized	Gains and	December 31,	On Securities
	2007	In (Out)	Sales, net	(Losses)	2008	Still Held

Assets:
Investments in
investment funds, at
fair value	$-	$7,487	$1,000	$1,950	$10,437	$1,950

NOTE 7 -       SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through March 20, 2010 which is the date the financial statements were available to be issued. The evaluation did not result in any subsequent events that required disclosures and/or adjustments.

