Form 10-Q
period 2010-03-31
WINTON FUTURES FUND LP (US)
filed 2010-05-21
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ___________

Commission File number:    000-53348

WINTON FUTURES FUND, L.P. (US)
(Exact name of registrant as specified in charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1496732 (IRS Employer Identification No.)

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC. 1202 Bergen Parkway, Suite 212 Evergreen, Colorado 80439
(Address of principal executive offices)
(858) 459-7040
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2010 (Unaudited) and DECEMBER 31, 2009 (Audited)
_______________
	2010	2009
ASSETS
Equity in Newedge USA, LLC account
Cash	$72,946,876	$57,157,995
Unrealized gain on open commodity futures contracts	22,077,977	2,751,248
Long options (cost $32,210 and $31,080)	22,675	15,760
Unrealized gain on open forward contracts	71,789	3,227
Interest receivable	500	0

	95,119,817	59,928,230

Cash and cash equivalents	13,877,278	3,733,271
Investment securities at value
(cost - $472,497,546 and $469,559,059)	472,730,266	469,934,981
Interest receivable	724,621	719,323

Total assets	$582,451,982	$534,315,805

LIABILITIES
Short options (proceeds $62,354 and $68,320)	$43,212	$36,220
Payable for securities purchased	7,710,000	0
Commissions payable	568,391	611,622
Management fee payable	835,079	822,084
Administrative fee payable	82,260	77,788
Service fees payable	480,258	420,136
Incentive fee payable	1,809,175	249,171
Redemptions payable	4,330,128	3,504,884
Subscriptions received in advance	13,879,027	12,878,915
Other liabilities	262,916	249,209

Total liabilities	30,000,446	18,850,029

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,318	3,198
Limited Partners	552,448,218	515,462,578

Total partners’ capital (Net Asset Value)	552,451,536	515,465,776

Total liabilities and partners’ capital	$582,451,982	$534,315,805

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010
_______________
INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$ 8,000,000	6/17/2011	Federal Farm Credit Bank, 1.2%	$8,012,480	1.45%
5,000,000	5/5/2011	Federal Farm Credit Bank, 1.375%	5,004,700	0.91%
14,800,000	4/12/2010	Federal Home Loan Bank Disc Note, 0.10%	14,799,507	2.68%
2,000,000	4/5/2010	Federal Home Loan Bank Disc Note, 0.12%	1,999,907	0.36%
2,720,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,714,043	0.49%
11,165,000	7/18/2011	Federal Home Loan Bank, 1.125%	11,206,869	2.03%
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,046,900	1.82%
1,500,000	10/19/2011	Federal Home Loan Bank, 1.25%	1,501,875	0.27%
8,130,000	10/21/2011	Federal Home Loan Bank, 1.25%	8,152,845	1.48%
10,000,000	2/10/2012	Federal Home Loan Bank, 1.25%	9,987,500	1.81%
15,000,000	6/15/2011	Federal Home Loan Bank, 1.3%	15,023,400	2.72%
10,000,000	10/14/2011	Federal Home Loan Bank, 1.3%	10,003,100	1.81%
7,710,000	4/5/2012	Federal Home Loan Bank, 1.3%	7,700,363	1.39%
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,046,900	1.82%
1,035,000	8/5/2011	Federal Home Loan Bank, 1.375%	1,043,415	0.19%
5,000,000	9/10/2010	Federal Home Loan Bank, 1.4%	5,025,000	0.91%
4,000,000	1/12/2012	Federal Home Loan Bank, 1.4%	4,001,240	0.72%
5,000,000	9/13/2010	Federal Home Loan Bank, 1.5%	5,028,150	0.91%
3,000,000	4/5/2010	Federal Home Loan Mortgage Corp Disc, 0.14%	2,999,837	0.54%
5,950,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	5,948,037	1.08%
10,000,000	2/17/2012	Federal Home Loan Mortgage Corporation, 1.25%	9,975,800	1.81%
10,000,000	3/9/2012	Federal Home Loan Mortgage Corporation, 1.3%	9,985,000	1.81%
8,650,000	3/30/2012	Federal Home Loan Mortgage Corporation, 1.3%	8,614,535	1.56%
35,000	4/5/2010	Federal National Mortgage Association, 0.14%	34,998	0.01%
3,000,000	3/22/2012	Federal National Mortgage Association, 1.125%	2,985,000	0.54%
5,000,000	9/30/2010	Federal National Mortgage Association, 1.2%	5,021,900	0.91%
10,000,000	9/28/2011	Federal National Mortgage Association, 1.25%	10,003,100	1.81%
6,250,000	12/30/2011	Federal National Mortgage Association, 1.25%	6,242,188	1.13%
15,000,000	5/27/2011	Federal National Mortgage Association, 1.35%	15,018,750	2.72%
5,000,000	7/6/2010	Federal National Mortgage Association, 1.5%	5,014,050	0.91%
10,000,000	5/27/2011	Federal National Mortgage Association, 1.5%	10,012,500	1.81%
10,000,000	4/8/2011	Federal National Mortgage Association, 1.875%	10,003,100	1.81%
10,000,000	4/1/2011	Federal National Mortgage Association, 2%	10,000,000	1.81%
Total U.S. Government Agency Bonds and Notes (cost - $242,924,267)			$243,156,987	44.03%

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2010
_______________
INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$ 8,475,000	4/6/2010	American Honda Finance Corp Disc Note, 0.15%	$8,473,976	1.53%
23,130,000	4/5/2010	Autozone Inc Disc Note, 0.27%	23,128,786	4.19%
23,200,000	4/1/2010	Avery Dennison Corp Disc Note, 0.25%	23,199,839	4.20%
1,750,000	4/14/2010	Blackrock Inc Disc Note, 0.20%	1,749,776	0.32%
23,127,000	4/5/2010	BMW US Capital Disc Note, 0.28%	23,125,965	4.19%
22,880,000	4/30/2010	BNP Paribas Financial Inc Disc Note, 0.19%	22,876,377	4.14%
9,285,000	4/1/2010	Consolidated Edison Disc Note, 0.20%	9,284,948	1.68%
11,000,000	4/7/2010	CVS Caremark Corp Disc Note, 0.25%	10,999,465	1.99%
23,540,000	4/15/2010	Dexia Delaware LLC Disc Note, 0.27%	23,534,802	4.26%
7,675,000	4/7/2010	Dominion Resources Disc Note, 0.27%	7,674,597	1.39%
7,234,000	4/5/2010	Elsevier Fin SA Disc Note, 0.30%	7,233,638	1.31%
1,900,000	4/6/2010	FPL Group Capital Disc Note, 0.35%	1,899,871	0.34%
5,070,000	4/30/2010	General Electric Company Disc Note, 0.16%	5,069,324	0.92%
3,110,000	4/7/2010	Harley Davidson Funding Corp Disc Note, 0.28%	3,109,831	0.56%
1,000,000	4/6/2010	Harley Davidson Funding Corp Disc Note, 0.30%	999,942	0.18%
16,540,000	4/12/2010	Metlife Short Term Funding Disc Note, 0.20%	16,537,703	2.99%
6,750,000	4/26/2010	Metlife Short Term Funding Disc Note, 0.23%	6,748,886	1.22%
5,405,000	4/1/2010	Pacific Gas & Electric Disc Note, 0.25%	5,404,962	0.98%
8,997,000	4/5/2010	Pacific Gas & Electric Disc Note, 0.25%	8,996,563	1.63%
6,500,000	4/6/2010	Pacific Gas & Electric Disc Note, 0.27%	6,499,659	1.18%
5,000,000	4/15/2010	Societe Generale North Amer Disc Note, 0.19%	4,999,419	0.90%
8,025,000	4/1/2010	Vodafone Group Plc Disc Note, 0.22%	8,024,951	1.45%
Total Corporate Notes and Repurchase Agreements (cost - $229,573,279)			$229,573,279	41.55%

Total investment securities - United States (cost - $472,497,546)			$472,730,266	85.58%

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2010
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 10 - Mar 11	290		$160,185	0.03%
Currencies	Jun-10	2,784		1,912,781	0.35%
Energy	Apr 10 - Jul 10	755		962,658	0.17%
Interest Rates	Jun 10 - Jun 12	7,005		4,703,316	0.85%
Metals	May 10 - Feb 11	1,253		6,039,834	1.09%
Stock Indices	Apr 10 - Jun 10	5,555		5,267,757	0.95%
Treasury Rates	Jun-10	221		(28,827)	(0.01)%

Total long futures contracts		17,863		$19,017,704	3.43%

SHORT FUTURES CONTRACTS:
Agriculture	May 10 - Dec 10	1,729		2,487,814	0.45%
Currencies	Apr 10 - Jun 10	2,359		(737,199)	(0.13)%
Energy	May 10 - Jun 10	168		831,688	0.15%
Interest Rates	Jun 10 - Mar 11	522		72,876	0.01%
Metals	May 10 - Jul 10	209		(1,360,810)	(0.25)%
Stock Indices	Jun-10	1,591		1,932,669	0.35%
Treasury Rates	Jun-10	489		(166,765)	(0.03)%

Total short futures contracts		7,067		3,060,273	0.55%

Total futures contracts		24,930		$22,077,977	3.98%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $32,210)	Apr 10 - June 10	77		$22,675	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $62,354)	Apr 10 - June 10	77		$43,212	0.01%

LONG FORWARD CONTRACTS:
Currencies	Apr 10 - May 10	$ 4,000,000	(1)	$(27,531)	0.00%

SHORT FORWARD CONTRACTS:
Currencies	Apr 10 - May 10	$ 8,747,996	(1)	$99,320	0.02%

Total forward currency contracts				$71,789	0.02%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
_______________
INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$5,000,000	3/18/2010	Federal Farm Credit Bank, 1.05%	$5,009,400	0.97%
8,000,000	6/17/2011	Federal Farm Credit Bank, 1.2%	8,020,000	1.56%
5,000,000	9/23/2011	Federal Farm Credit Bank, 1.2%	4,987,500	0.97%
5,000,000	10/13/2011	Federal Farm Credit Bank, 1.2%	4,998,450	0.97%
10,000,000	11/4/2011	Federal Farm Credit Bank, 1.24%	9,981,300	1.94%
5,000,000	5/5/2011	Federal Farm Credit Bank, 1.375%	5,017,200	0.97%
5,000,000	3/23/2011	Federal Farm Credit Bank, 1.85%	5,012,500	0.97%
1,035,000	8/5/2011	Federal Home Loan Bank, 1.375%	1,041,148	0.20%
2,720,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,702,157	0.52%
11,165,000	7/18/2011	Federal Home Loan Bank, 1.125%	11,175,495	2.17%
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,050,000	1.95%
1,500,000	10/19/2011	Federal Home Loan Bank, 1.25%	1,496,715	0.29%
8,130,000	10/21/2011	Federal Home Loan Bank, 1.25%	8,145,284	1.58%
5,000,000	11/23/2011	Federal Home Loan Bank, 1.25%	4,992,200	0.97%
15,000,000	6/15/2011	Federal Home Loan Bank, 1.3%	15,046,950	2.92%
10,000,000	10/14/2011	Federal Home Loan Bank, 1.3%	9,978,100	1.94%
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,053,100	1.95%
5,000,000	9/10/2010	Federal Home Loan Bank, 1.4%	5,028,150	0.97%
5,000,000	9/13/2010	Federal Home Loan Bank, 1.5%	5,032,800	0.98%
5,950,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	5,926,379	1.15%
3,225,000	12/30/2011	Federal Home Loan Mortgage Corporation, 1.3%	3,203,134	0.62%
4,175,000	11/18/2011	Federal Home Loan Mortgage Corporation, 1.5%	4,162,976	0.81%
5,000,000	2/9/2011	Federal Home Loan Mortgage Corporation, 1.75%	5,006,000	0.97%
10,000,000	3/16/2011	Federal Home Loan Mortgage Corporation, 2%	10,024,900	1.93%
15,000,000	5/27/2011	Federal National Mortgage Association, 1.35%	15,042,150	2.92%
5,000,000	9/30/2010	Federal National Mortgage Association, 1.2%	5,023,450	0.97%
10,000,000	9/28/2011	Federal National Mortgage Association, 1.25%	9,971,900	1.93%
2,000,000	9/29/2011	Federal National Mortgage Association, 1.25%	1,996,260	0.39%
6,250,000	12/30/2011	Federal National Mortgage Association, 1.25%	6,218,750	1.21%
10,000,000	5/27/2011	Federal National Mortgage Association, 1.5%	10,034,400	1.95%
5,000,000	7/6/2010	Federal National Mortgage Association, 1.50%	5,032,800	0.98%
10,000,000	4/8/2011	Federal National Mortgage Association, 1.875%	10,031,300	1.95%
3,000,000	2/11/2011	Federal National Mortgage Association, 2%	3,005,640	0.58%
10,000,000	4/1/2011	Federal National Mortgage Association, 2%	10,040,600	1.95%
Total U.S. Government Agency Bonds and Notes (cost - $232,113,166)			$232,489,088	45.10%

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$ 23,350,000	1/6/2010	American Honda Finance Corp Disc Note, .15%	$23,347,179	4.53%
21,900,000	1/4/2010	Avery Dennison Corp Disc Note, 0.15%	21,899,635	4.25%
22,900,000	1/4/2010	BMW US Capital Disc Note, .30%	22,898,855	4.44%
22,995,000	1/12/2010	BNP Paribas Financial Inc Disc Note, .14%	22,993,122	4.46%
2,370,000	1/13/2010	Chevron Corp Note, .07%	2,370,000	0.46%
21,910,000	1/4/2010	Devon Energy Corp Disc Note, .18%	21,909,577	4.25%
1,175,000	1/11/2010	Dexia Delaware LLC Disc Note, .29%	1,174,735	0.23%
23,175,000	1/8/2010	Dexia Delaware LLC Disc Note, .30%	23,169,493	4.49%
3,300,000	1/6/2010	Public Svc Co of NC Disc Note, .30%	3,299,807	0.64%
30,100,000	1/4/2010	Societe Generale N America Inc Disc Note, .08%	30,099,594	5.84%
2,300,000	1/15/2010	Toyota Motor Credit Corp Disc Note, .15%	2,299,712	0.45%
22,900,000	1/5/2010	Vodafone Group Plc Disc Note, .23%	22,898,976	4.44%
20,000,000	1/5/2010	Volkswagen of America Disc Note, .27%	19,998,950	3.88%
19,087,000	1/4/2010	Wellpoint Inc DTD, .20%	19,086,258	3.70%
Total Corporate Notes and Repurchase Agreements (cost - $237,445,893)			$237,445,893	46.06%

Total investment securities - United States (cost - $469,559,059)			$469,934,981	91.16%

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb 10 - Oct 10	751		$739,441	0.14%
Currencies	Mar 10	1,962		(1,739,750)	(0.34)%
Energy	Feb 10 - Mar 10	73		94,634	0.02%
Interest Rates	Jan 10 - Mar 12	4,877		69,583	0.01%
Metals	Jan 10 - Dec 10	962		1,890,916	0.37%
Stock Indices	Jan 10 - Mar 10	3,821		3,443,054	0.67%
Treasury Rates	Mar 10	301		(477,078)	(0.09)%

Total long futures contracts		12,747		$4,020,800	0.78%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 10 - May 10	668		(169,625)	(0.03)%
Currencies	Jan 10 - Mar 10	926		(104,602)	(0.02)%
Energy	Jan 10 - Mar 10	174		(440,113)	(0.09)%
Interest Rates	Mar 10 - Jun 10	149		(26,810)	(0.01)%
Metals	Jan 10	68		(560,248)	(0.11)%
Stock Indices	Mar 10	11		(9,154)	0.00%
Treasury Rates	Mar 10	163		41,000	0.01%

Total short futures contracts		2,159		$(1,269,552)	(0.25)%

Total futures contracts		14,906		$2,751,248	0.53%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $31,080)	Jan 10 - Mar 10	58		$15,760	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $68,320)	Jan 10 - Mar 10	58		$36,220	0.01%

LONG FORWARD CURRENCY CONTRACTS:
Brazilian Real	Jan 10	$ 200,850	(1)	$(4,233)	0.00%

SHORT FORWARD CURRENCY CONTRACTS:
Brazilian Real	Jan 10 - Feb 10	$ 400,000	(1)	7,460	0.00%

Total forward currency contracts				$3,227	0.00%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)
_______________

	2010	2009
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$6,564,944	$1,054,224
Change in unrealized	19,388,118	(5,772,261)
Brokerage commissions	(1,978,355)	(493,455)

Gain (loss) from trading futures	23,974,707	(5,211,492)

Gain (loss) on trading of securities
Realized	7,686	(8,188)
Change in unrealized	(143,202)	112,767

Gain (loss) from trading securities	(135,516)	104,579

Foreign currency translation (losses)	(308,000)	(1,305,143)

Total trading gains (losses)	$23,531,191	$(6,412,056)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	909,334	426,743

Expenses
Management fee	2,462,511	1,250,585
Administrative fee	239,852	86,166
Service fees	1,279,328	808,808
Incentive fee	1,809,175	4,718
Professional fees	347,948	236,074

Total expenses	$6,138,814	$2,386,351

Net investment (loss)	(5,229,480)	(1,959,608)

NET INCOME (LOSS)	$18,301,711	$(8,371,664)

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)
_______________
		Limited Partners
	Total	Class A	Class B	Special Interests	Class A	Class B	Institutional Interests	Partner

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

Transfers	0	(49,841)	49,841	0	(592,265)	240,101	352,164	0
Capital additions	37,239,671	0	0	0	22,843,738	11,007,933	3,388,000	0
Capital withdrawals	(18,547,907)	(3,161,778)	(244,341)	0	(6,130,241)	(2,050,278)	(6,961,269)	0
Net income for the three months
ended March 31, 2010	18,301,711	2,797,213	586,972	1,179,471	5,441,898	4,038,899	4,257,138	120
Offering costs	(7,715)	(1,155)	(216)	(444)	(2,567)	(1,607)	(1,726)	0

Balances at March 31, 2010	$552,451,536	$78,707,124	$15,127,823	$31,606,582	$189,756,681	$118,461,777	$118,788,231	$3,318

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480	$31,171,321	$28,262,426	$74,167,035	$3,491

Transfers	0	(114,516)	151,290	0	44,515	(81,289)	0	0
Capital additions	104,261,751	0	0	18,000,000	42,635,798	28,524,953	15,101,000	0
Capital withdrawals	(9,403,519)	(6,172,253)	(834,873)	0	(436,799)	(468,574)	(1,491,020)	0
Net (loss) for the three months
ended March 31, 2009	(8,371,664)	(2,418,776)	(323,862)	(430,760)	(2,005,344)	(1,313,344)	(1,879,497)	(81)
Offering costs	(70,234)	(23,785)	(3,604)	(963)	(12,875)	(10,264)	(18,742)	(1)

Balances at March 31, 2009	$345,463,812	$97,317,347	$15,234,999	$20,718,757	$71,396,616	$54,913,908	$85,878,776	$3,409

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

It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and Futures Commission Merchants (brokers) through which the Partnership trades.

Method of Reporting

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as “ASC.” The FASB finalized the ASC effective for periods ending on or after September 15, 2009.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

Pursuant to the Cash Flows Topic of the Codification, the Partnership qualifies for an exemption from the requirement to provide a statement of cash flows and has elected not to provide a statement of cash flows.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

Gains or losses on futures contracts and options on futures contracts are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions on futures and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets or liabilities does not entail a significant degree of judgment.

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

The availability of valuation techniques and observable inputs can vary among assets and liabilities and is affected by a wide variety of factors, including the type of asset or liability, whether the asset or liability is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the asset or liability existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for asset or liability categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets or liabilities. This condition could cause an asset or liability to be reclassified to a lower level within the fair value hierarchy.

The Partnership values futures and options on futures contracts at the closing price of the contract’s primary exchange. The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

Forward currency contracts are valued at fair value using spot currency rates and adjusted for interest rates and other typical adjustment factors. The Partnership includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of U.S. Government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. Government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy.

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

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2010:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Assets:
	Futures contracts	$22,077,977	$-	$-	$22,077,977
	Options contracts	22,675	-	-	22,675
	Forward currency contracts	-	71,789	-	71,789
	US Government agency obligations	243,156,987	-	-	243,156,987
	Corporate notes and repurchase agreements	-	229,573,279	-	229,573,279

		$265,257,639	$229,645,068	$-	$494,902,707

Liabilities:
	Options contracts	$43,212	$-	$-	$43,212

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2009:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
	Futures contracts	$2,751,248	$-	$-	$2,751,248
	Options contracts	15,760	-	-	15,760
	Forward currency contracts	-	3,227	-	3,227
	US Government agency obligations	232,489,088	-	-	232,489,088
	Corporate notes and repurchase agreements	-	237,445,893	-	237,445,893

		$235,256,096	$237,449,120	$-	$472,705,216

Liabilities:
	Options contracts	$36,220	$-	$-	$36,220

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are only issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”) on a limited basis.  Class A Interests, Class B Interests and Institutional Interests were first issued by the

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capital Accounts and Allocation of Income and Losses (continued)

Partnership on July 1, 2008.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Partnership's agreement of limited partnership (the "Agreement").  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

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

Financial Derivative Instruments (continued)

The following presents the fair value of derivative contracts at March 31, 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$2,961,027	$(313,028)	$2,647,999
Currencies	3,376,897	(2,201,315)	1,175,582
Energy	2,162,728	(368,382)	1,794,346
Interest Rates	5,039,148	(262,956)	4,776,192
Metals	6,233,485	(1,554,461)	4,679,024
Stock Indices	7,262,161	(61,735)	7,200,426
Treasury Rates	28,313	(223,905)	(195,592)
	27,063,759	(4,985,782)	22,077,977

Options on Futures Contracts
Stock Indices	22,675	(43,212)	(20,537)

Forward Currency Contracts
Currencies	101,515	(29,726)	71,789

Total Gross Fair Value of Derivatives	$27,187,949	$(5,058,720)	$22,129,229

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the fair value of derivative contracts at December 31, 2009.

December 31, 2009

Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$1,170,985	$(601,169)	$569,816
Currencies	387,606	(2,231,958)	(1,844,352)
Energy	119,033	(464,512)	(345,479)
Interest Rates	1,809,953	(1,767,180)	42,773
Metals	2,938,546	(1,607,878)	1,330,668
Stock Indices	3,749,160	(315,260)	3,433,900
Treasury Rates	57,594	(493,672)	(436,078)
	10,232,877	(7,481,629)	2,751,248

Options on Futures Contracts
Stock Indices	15,760	(36,220)	(20,460)

Forward Currency Contracts
Currencies	7,460	(4,233)	3,227

Total Gross Fair Value of Derivatives	$10,256,097	$(7,522,082)	$2,734,015

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the year ended March 31, 2010.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Three Months Ended March 31, 2010

Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$812,703	$2,078,183	3,555
Currencies	3,461,009	3,019,934	9,265
Energy	(1,611,875)	2,139,825	2,674
Interest Rates	4,657,365	4,733,419	8,197
Metals	(850,449)	3,348,356	1,865
Stock Indices	2,072,667	3,766,526	7,631
Treasury Rates	(2,001,814)	240,486	3,757
Total futures contracts	6,539,606	19,326,729	36,944

Options on Futures Contracts
Stock Indices	59,581	(7,173)	258

Forward Currency Contracts
Currencies	(34,243)	68,562	$16,121,727	(1)
Total gains from derivatives trading	$6,564,944	$19,388,118

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009

Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$646	$957,010	1,498
Currencies	(2,504,448)	(2,348,130)	4,758
Energy	1,046,531	(264,059)	257
Interest Rates	1,069,985	(585,920)	3,629
Metals	340,081	(1,339,227)	318
Stock Indices	1,314,959	(548,412)	1,033
Treasury Rates	(213,530)	(1,643,523)	1,623

Total futures contracts	$1,054,224	$(5,772,261)	13,116

Reclassifications

Certain amounts in the 2009 financial statements were reclassified to conform with the 2010 presentation.

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership’s trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined).

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

Advisory Contract (continued)

by the Advisor for the three months ended March 31, 2010 and 2009 were $1,126,219 and $522,940, respectively.

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

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the three months ended March 31, 2010 and 2009 were $1,336,292 and $727,645, respectively.  Management fees payable to the General Partner as of March 31, 2010 and December 31, 2009 were $453,092 and $446,310, respectively.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

Service Fees (continued)

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month end as compensation for their continuing services to such Limited Partners holding Institutional Interests.

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the three months ended March 31, 2010 and 2009, commissions, interest income and continuing compensation received by Altegris amounted to $1,968,110 and $766,067, respectively.

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

market makers.  Further, for futures contracts and options on futures contracts, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers or interbank market makers to perform under the terms of their contracts (credit risk).

The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Partnership must rely solely on the credit of their respective individual counterparties.  For forward currency contracts, the Partnership is subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain on forward currency contracts.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -                      SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were  issued.  There are no subsequent events to disclose.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	March 31, 2010
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	3.75%	4.01%	3.87%	2.78%	3.40%	3.72%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.03%	1.98%	1.79%	4.86%	2.84%	2.01%
Incentive fees (4)	0.01%	0.00%	0.20%	0.52%	0.42%	0.29%

Total expenses	3.04%	1.98%	1.99%	5.38%	3.26%	2.30%

Net investment (loss) (1) (2)	(2.34)%	(1.29)%	(1.10)%	(4.17)%	(2.15)%	(1.32)%

	March 31, 2009
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	(2.36)%	(2.11)%	(2.10)%	(2.84)%	(2.35)%	(2.13)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.12%	2.14%	1.84%	4.95%	2.97%	2.14%
Incentive fees (4)	0.00%	0.01%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.12%	2.15%	1.84%	4.95%	2.97%	2.14%

Net investment (loss) (1) (2) (3)	(2.59)%	(1.60)%	(1.27)%	(4.41)%	(2.43)%	(1.60)%

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership participates in the speculative trading of commodity futures contracts, options on futures contracts and forward contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to market factors by the respective exchanges.  Further, the Partnership’s Futures Commission Merchants (“FCMs”) and brokers may require margin in excess of minimum exchange requirements.

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

The Partnership bears the risk of financial failure by the Clearing Broker and Newedge Alternative Strategies, Inc. (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

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

Three Months Ended March 31, 2010

During the first quarter of 2010, the Partnership achieved net realized and unrealized gains of $23,531,191 from its trading activities, net of brokerage commissions of $1,978,355.  The Partnership accrued total expenses of $6,138,814, including $2,462,511 in management fees paid to the General Partner, and $1,627,276 in service and professional fees.  The Partnership earned $909,334 in interest income during the first quarter of 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2010 is set forth below.

January of 2010 started with the Partnership up by mid month, followed by a sharp sell-off in equity markets, which wiped out earlier gains.  These losses were centered in the long equity futures positions, with gains in short term interest rate futures providing only a partial cushion.  In February of 2010, the euro reacted to concerns over Greek sovereign debt by continuing its fall against the U.S. dollar, while equity markets reversed their initial drop to end the month virtually flat. U.S. and European bonds were volatile during the month.  The Partnership’s gains were concentrated in currency and interest rate futures with stock index futures also posting modest gains.  March of 2010 saw the euro rally for the first two weeks of the month, before reversing to make new lows for the year.  U.S. equity markets put in a strong performance with the majority of the Partnership’s gains coming from equity index futures trading.  The bond markets continued their volatility, making the sector the worst performing of the month.  Weakness in the euro and British pound meant that strong gains were made in currencies, with crops and base metals also delivering a positive performance.

Three Months Ended March 31, 2009

During the first quarter of 2009, the Partnership achieved net realized and unrealized losses of $6,412,056 from its trading activities, net of brokerage commissions of $493,455.  The Partnership accrued total expenses of $2,386,351, including $1,250,585 in management fees paid to the General Partner, and $1,044,882 in service and professional fees.  The Partnership earned $426,743 in interest income during the first quarter of 2009.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2009 is set forth below.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2010:

Month	Amount Redeemed
January 31, 2010	$6,804,635
February 28, 2010	$7,333,067
March 31, 2010	$4,410,205

Item 3:  Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4:  REMOVED AND RESERVED

Item 5:  Other Information

(a) None.

(b) Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10-12G (File No. 000-53348) filed on July 30, 2008.

Exhibit Number	Description of Document
3.1	Certificate of Formation of Winton Futures Fund, L.P. (US)
4.1	First Amended Agreement of Limited Partnership of Winton Futures Fund, L.P. (US)
10.1	Advisory Contract between Winton Futures Fund, L.P. (US), Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008
10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.
10.3	Form of Selling Agency Agreement

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.

*** Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2010

WINTON FUTURES FUND, L.P. (US)

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a APM Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial offices)