Form 10-Q
period 2010-06-30
WINTON FUTURES FUND LP (US)
filed 2010-08-16
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2010 (Unaudited) and DECEMBER 31, 2009 (Audited)
_______________
	2010	2009
ASSETS
Equity in Newedge USA, LLC account
Cash	$101,874,982	$57,157,995
Unrealized gain on open commodity futures contracts	7,606,842	2,751,248
Long options (cost $35,093 and $31,080)	109,600	15,760
Unrealized gain (loss) on open forward contracts	(58,371)	3,227

	109,533,053	59,928,230

Cash and cash equivalents	3,084,684	3,733,271
Investment securities at value
(cost - $532,579,299 and $469,559,059)	532,975,093	469,934,981
Interest receivable	531,018	719,323

Total assets	$646,123,848	$534,315,805

LIABILITIES
Short options (proceeds $66,907 and $68,320)	$215,180	$36,220
Payable for securities purchased	24,002,350	0
Commissions payable	720,175	611,622
Management fee payable	935,226	822,084
Administrative fee payable	93,477	77,788
Service fees payable	485,243	420,136
Incentive fee payable	1,346,781	249,171
Redemptions payable	7,259,360	3,504,884
Subscriptions received in advance	18,276,255	12,878,915
Other liabilities	514,095	249,209

Total liabilities	53,848,142	18,850,029

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,370	3,198
Limited Partners	592,272,336	515,462,578

Total partners’ capital (Net Asset Value)	592,275,706	515,465,776

Total liabilities and partners’ capital	$646,123,848	$534,315,805

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$15,590,000	7/8/2010	Federal Farm Credit Bank Disc Note, 0.01%	$15,589,965	2.63%
10,000,000	10/6/2011	Federal Farm Credit Bank, 0.6%	9,996,900	1.69%
10,000,000	3/28/2012	Federal Farm Credit Bank, 0.87%	10,009,400	1.69%
17,000,000	6/15/2012	Federal Farm Credit Bank, 1.09%	17,021,250	2.87%
13,350,000	6/14/2012	Federal Farm Credit Bank, 1.11%	13,416,750	2.27%
11,325,000	6/7/2012	Federal Farm Credit Bank, 1.12%	11,339,156	1.91%
14,825,000	5/24/2012	Federal Farm Credit Bank, 1.19%	14,843,531	2.51%
1,935,000	7/8/2010	Federal Home Loan Bank Disc Note, 0.05%	1,934,978	0.33%
525,000	7/9/2010	Federal Home Loan Bank Disc Note, 0.05%	524,994	0.09%
8,130,000	10/21/2011	Federal Home Loan Bank Ser 1, 1.25%	8,135,122	1.37%
5,000,000	9/10/2010	Federal Home Loan Bank Ser 1, 1.4%	5,010,950	0.85%
2,720,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,722,557	0.46%
11,165,000	7/18/2011	Federal Home Loan Bank, 1.125%	11,231,320	1.90%
1,270,000	5/10/2012	Federal Home Loan Bank, 1.2%	1,271,194	0.21%
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,025,000	1.69%
1,500,000	10/19/2011	Federal Home Loan Bank, 1.25%	1,502,820	0.25%
6,855,000	4/5/2012	Federal Home Loan Bank, 1.30%	6,855,000	1.16%
7,850,000	4/9/2012	Federal Home Loan Bank, 1.35%	7,852,434	1.33%
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,018,800	1.69%
1,035,000	8/5/2011	Federal Home Loan Bank, 1.375%	1,045,029	0.18%
5,000,000	9/13/2010	Federal Home Loan Bank, 1.5%	5,012,500	0.85%
10,000,000	7/9/2010	Federal Home Loan Mortg Corp Disc Note, 0.05%	9,999,875	1.69%
5,950,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	5,962,257	1.01%
15,000,000	3/9/2012	Federal Home Loan Mortgage Corporation, 1.3%	15,021,150	2.54%
10,000,000	6/8/2012	Federal Home Loan Mortgage Corporation, 1.3%	10,012,700	1.69%
5,000,000	5/17/2012	Federal Home Loan Mortgage Corporation, 1.4%	5,005,700	0.85%
15,000,000	6/15/2012	Federal Home Loan Mortgage Corporation, 1.4%	15,020,700	2.54%
6,600,000	4/19/2012	Federal National Mortg Assoc Note, 1.4%	6,602,046	1.11%
14,000,000	7/12/2012	Federal National Mortgage Association, 1.05%	14,000,000	2.36%
3,000,000	3/22/2012	Federal National Mortgage Association, 1.125%	3,003,750	0.51%
5,000,000	9/30/2010	Federal National Mortgage Association, 1.2%	5,012,500	0.85%
10,000,000	9/28/2011	Federal National Mortgage Association, 1.25%	10,012,500	1.69%
5,000,000	7/6/2010	Federal National Mortgage Association, 1.50%	5,000,000	0.84%
Total U.S. Government Agency Bonds and Notes (cost - $269,617,034)			270,012,828	45.61%

 See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2010
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$ 24,480,000	7/1/2010	Autozone Inc Disc Note, 0.38%	$24,478,239	4.13%
25,420,000	7/1/2010	Avery Dennison Corp Disc Note, 0.38%	25,419,739	4.29%
7,735,000	7/1/2010	Bank of America Repo, 0.01%	7,735,000	1.31%
2,415,000	7/2/2010	BNP Paribas (Canada) Disc Note, 0.13%	2,414,983	0.41%
1,000,000	7/2/2010	Sempra Energy Holdings Disc Note, 0.35%	999,981	0.17%
25,415,000	7/6/2010	Deutsche Telekom Ag Disc Note, 0.51%	25,412,882	4.29%
24,580,000	7/6/2010	Harley Davidson Funding Corp Disc Note, 0.33%	24,578,423	4.15%
5,000,000	7/6/2010	Sempra Energy Holdings Disc Note, 0.35%	4,999,708	0.84%
13,000,000	7/7/2010	American Electric Power Co Disc Note, 0.39%	12,999,039	2.19%
25,420,000	7/7/2010	Prudential Funding Corp Disc Note, 0.35%	25,418,270	4.29%
7,331,000	7/7/2010	Spectra Energy Captl Disc Note, 0.35%	7,330,501	1.24%
4,885,000	7/8/2010	American Honda Finance Corp Disc Note, 0.25%	4,884,084	0.82%
13,545,000	7/8/2010	BNP Paribas Financial Inc Disc Note, 0.25%	13,543,683	2.29%
24,399,000	7/13/2010	Straight A Fdg Slstn Disc Note, 0.28%	24,393,497	4.12%
205,000	7/15/2010	Old Line Funding LLC Disc Note, 0.32%	204,951	0.03%
24,000,000	7/16/2010	Metlife Short Term Funding Disc Note, 0.34%	23,994,333	4.05%
2,760,000	7/20/2010	Societe Gen No Amer Disc Note, 0.20%	2,759,693	0.47%
2,630,000	7/21/2010	Conocophillips Qatar F, 0.20%	2,629,562	0.44%
4,800,000	7/21/2010	Credit Agricole N A Disc Note, 0.32%	4,799,104	0.81%
19,735,000	7/28/2010	American Honda Finance Corp Disc Note, 0.18%	19,732,139	3.33%
4,235,000	7/28/2010	Hewlett Packard Co Disc Note, 0.16%	4,234,454	0.71%
Total Corporate Notes and Repurchase Agreements (cost - $262,962,265)			262,962,265	44.38%

Total investment securities - United States (cost - $532,579,299)			$532,975,093	89.99%

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2010
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital
LONG FUTURES CONTRACTS:
Agriculture	Jul 10 - Jan 11	456		$(40,596)	(0.01)%
Currencies	Sep-10	1,870		1,418,991	0.24%
Energy	Jul 10 - Aug 10	85		(351,165)	(0.06)%
Interest Rates	Aug 10 - Sep 12	10,108		10,821,693	1.83%
Metals	Jul 10 - Apr 11	1,162		(6,837,012)	(1.15)%
Stock Indices	Jul 10 - Sep 10	478		(1,115,776)	(0.19)%
Treasury Rates	Sep-10	2,935		4,675,267	0.79%

Total long futures contracts		17,094		8,571,402	1.45%

SHORT FUTURES CONTRACTS:
Agriculture	Aug 10 - Mar 11	1,836		83,052	0.01%
Currencies	Sep-10	2,091		(5,464,275)	(0.92)%
Energy	Aug 10 - Oct 10	410		209,819	0.04%
Interest Rates	Sep-10	81		(39,118)	(0.01)%
Metals	Jul 10 - Sep 10	678		3,058,072	0.52%
Stock Indices	Jul 10 - Sep 10	473		1,187,890	0.20%

Total short futures contracts		5,569		(964,560)	(0.16)%

Total futures contracts		22,663		$7,606,842	1.29%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $35,093)	Jul 10 - Sep 10	48		$109,600	0.02%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $66,907)	Jul 10 - Sep 10	48		$215,180	0.04%

LONG FORWARD CONTRACTS:
Currencies	Jul-10	$7,700,000	(1)	$(68,491)	(0.01)%

SHORT FORWARD CONTRACTS:
Currencies	Jul 10 - Aug 10	$6,600,000	(1)	10,120	0.00%

Total forward currency contracts				$(58,371)	(0.01)%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

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

See accompanying notes

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

See accompanying notes

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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$30,413,482	$(27,278,715)	$36,978,426	$(26,224,491)
Change in unrealized	(14,684,668)	2,287,928	4,703,450	(3,484,333)
Brokerage commissions	(2,181,355)	(1,529,130)	(4,159,710)	(2,022,585)

Gain (loss) from trading futures	13,547,459	(26,519,917)	37,522,166	(31,731,409)

Gain (loss) on trading of securities
Realized	10,944	5,000	18,630	(3,188)
Change in unrealized	163,074	429,489	19,872	542,256

Gain from trading securities	174,018	434,489	38,502	539,068

Foreign currency translation gains (losses)	(966,857)	553,601	(1,274,857)	(751,542)

Total trading gains (losses)	12,754,620	(25,531,827)	36,285,811	(31,943,883)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	896,747	783,711	1,806,081	1,210,454

Expenses
Management fee	2,744,153	1,700,817	5,206,664	2,951,402
Administrative fee	272,107	137,947	511,959	224,113
Service fees	1,403,223	930,152	2,682,551	1,738,960
Incentive fee	1,346,781	0	3,155,956	4,718
Professional fees	583,480	312,048	931,428	548,122

Total expenses	6,349,744	3,080,964	12,488,558	5,467,315

Net investment (loss)	(5,452,997)	(2,297,253)	(10,682,477)	(4,256,861)

NET INCOME (LOSS)	$7,301,623	$(27,829,080)	$25,603,334	$(36,200,744)

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

Transfers	0	(365,580)	78,891	0	(655,724)	(387,353)	1,329,766	0

Capital additions	84,284,023	0	0	0	45,345,765	25,296,103	13,642,155	0

Capital withdrawals	(33,063,837)	(5,575,931)	(758,563)	(2,000,000)	(10,991,355)	(4,092,108)	(9,645,880)	0

Net income for the six months ended
June 30, 2010	25,603,334	3,993,084	859,528	1,684,612	7,045,103	5,729,326	6,291,509	172

Offering costs	(13,590)	(1,948)	(369)	(766)	(4,607)	(2,903)	(2,997)	0

Balances at June 30, 2010	$592,275,706	$77,172,310	$14,915,054	$30,111,401	$208,935,300	$131,769,794	$129,368,477	$3,370

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480	$31,171,321	$28,262,426	$74,167,035	$3,491

Transfers	0	(114,516)	151,290	0	(99,030)	62,256	0	0

Capital additions	206,795,497	55,893	0	25,000,000	86,043,096	53,657,175	42,039,333	0

Capital withdrawals	(22,280,770)	(9,908,608)	(834,873)	0	(2,271,222)	(1,355,443)	(7,910,624)	0

Net (loss) for the six months ended
June 30, 2009	(36,200,744)	(9,099,558)	(1,344,017)	(2,050,398)	(9,101,056)	(6,154,367)	(8,451,031)	(317)

Offering costs	(74,414)	(24,765)	(3,760)	(1,249)	(13,904)	(11,009)	(19,726)	(1)

Balances at June 30, 2009	$407,287,047	$86,955,123	$14,214,688	$26,098,833	$105,729,205	$74,461,038	$99,824,987	$3,173

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the First Amended Agreement of Limited Partnership (“Agreement”).  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the "General Partner").  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

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

Method of Reporting (continued)

all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access. Valuation adjustments and blockage discounts are not applied to Level 1 assets and liabilities. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets and liabilities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary among assets and liabilities and is affected by a wide variety of factors, including the type of asset or liability, whether the asset or liability is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the asset or liability existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets and liabilities. This condition could cause an asset or liability to be reclassified to a lower level within the fair value hierarchy.

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

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2010 and December 31, 2009:

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Assets:
	Futures contracts	$7,606,842	$-	$-	$7,606,842
	Options contracts	109,600	-	-	109,600
	US Government agency obligations	270,012,828	-	-	270,012,828
	Corporate notes and repurchase agreements	-	262,962,265	-	262.962,265

		$277,729,270	$262,962,265	$-	$540,692,535

Liabilities:
	Options contracts	$215,180	$-	$-	$215,180
	Forward currency contracts	-	58,371	-	58,371

		$215,180	$58,371	$-	$273,551

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
	Futures contracts	$2,751,248	$-	$-	$2,751,248
	Options contracts	15,760	-	-	15,760
	Forward currency contracts	-	3,227	-	3,227
	US Government agency obligations	232,489,088	-	-	232,489,088
	Corporate notes and repurchase agreements	-	237,445,893	-	237,445,893

		$235,256,096	$237,449,120	$-	$472,705,216

Liabilities:
	Options contracts	$36,220	$-	$-	$36,220

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are only issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”) on a limited basis.   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

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

The following presents the fair value of derivative contracts at June 30, 2010 and December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

	June 30, 2010
Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$1,011,454	$(968,998)	$42,456
Currencies	2,034,394	(6,079,678)	(4,045,284)
Energy	423,736	(565,082)	(141,346)
Interest Rates	10,960,930	(178,355)	10,782,575
Metals	5,733,291	(9,512,231)	(3,778,940)
Stock Indices	1,315,097	(1,242,983)	72,114
Treasury Rates	4,677,696	(2,429)	4,675,267
	26,156,598	(18,549,756)	7,606,842

Options on Futures Contracts
Stock Indices	109,600	(215,180)	(105,580)

Forward Currency Contracts
Currencies	64,770	(123,141)	(58,371)

Total Gross Fair Value of Derivatives	$26,330,968	$(18,888,077)	$7,442,891

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

December 31, 2009

Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$1,170,985	$(601,169)	$569,816
Currencies	387,606	(2,231,958)	(1,844,352)
Energy	119,033	(464,512)	(345,479)
Interest Rates	1,809,953	(1,767,180)	42,773
Metals	2,938,546	(1,607,878)	1,330,668
Stock Indices	3,749,160	(315,260)	3,433,900
Treasury Rates	57,594	(493,672)	(436,078)
	10,232,877	(7,481,629)	2,751,248

Options on Futures Contracts
Stock Indices	15,760	(36,220)	(20,460)

Forward Currency Contracts
Currencies	7,460	(4,233)	3,227

Total Gross Fair Value of Derivatives	$10,256,097	$(7,522,082)	$2,734,015

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months and six months ended June 30, 2010 and 2009.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Three Months Ended June 30, 2010
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$553,882	$(2,605,543)	6,700
Currencies	19,387,449	(5,220,886)	12,290
Energy	(4,948,168)	(1,935,692)	4,037
Interest Rates	16,735,836	6,006,383	10,595
Metals	8,554,355	(8,457,964)	2,156
Stock Indices	(12,935,835)	(7,128,312)	8,153
Treasury Rates	3,027,436	4,870,859	5,841
Total futures contracts	30,374,955	(14,471,135)	49,772

Options on Futures Contracts
Stock Indices	$54,463	(83,373)	316

Forward Currency Contracts
Currencies	(15,936)	(130,160)	$43,936,582	(1)

Total gains from derivatives trading	$30,413,482	$(14,684,668)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

	Six Months Ended June 30, 2010
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$1,366,585	$(527,360)	10,255
Currencies	22,848,458	(2,200,932)	21,555
Energy	(6,560,043)	204,133	6,711
Interest Rates	21,393,201	10,739,802	18,792
Metals	7,703,906	(5,109,608)	4,021
Stock Indices	(10,863,168)	(3,361,786)	15,784
Treasury Rates	1,025,622	5,111,345	9,599
Total futures contracts	36,914,561	4,855,594	86,716

Options on Futures Contracts
Stock Indices	114,044	(90,546)	574

Forward Currency Contracts
Currencies	(50,179)	(61,598)	$60,058,390	(1)

Total gains from derivatives trading	$36,978,426	$4,703,450

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Three Months Ended June 30, 2009
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$71,233	$1,363,319	2,135
Currencies	(9,335,447)	4,068,031	7,343
Energy	(3,511,247)	153,828	555
Interest Rates	(1,916,730)	(1,573,172)	6,165
Metals	(2,114,807)	(1,581,943)	373
Stock Indices	(6,308,403)	647,993	1,906
Treasury Rates	(4,163,314)	(790,607)	3,443
Total futures contracts	$(27,278,715)	$2,287,449	21,920

Options on Futures Contracts
Stock Indices	-	479
Total gains from derivatives trading	$(27,278,715)	$2,287,923

	Six Months Ended June 30, 2009
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$71,879	$2,320,329	3,633
Currencies	(11,839,895)	1,719,901	12,101
Energy	(2,464,716)	(110,231)	812
Interest Rates	(846,745)	(2,159,092)	9,794
Metals	(1,774,726)	(2,921,170)	691
Stock Indices	(4,993,444)	99,581	2,939
Treasury Rates	(4,376,844)	(2,434,130)	5,066
Total futures contracts	$(26,224,491)	$(3,484,812)	35,036

Options on Futures Contracts
Stock Indices	-	479
Total gains from derivatives trading	$(26,224,491)	$(3,484,333)

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the six months ended June 30, 2010 and 2009 were $2,384,114 and $1,276,690, respectively.  Such management fees for the three months ended June 30, 2010 and 2009 were $1,257,895 and $753,750, respectively.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

General Partner Management Fee (continued)

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the six months ended June 30, 2010 and 2009 were $2,822,550 and $1,674,712, respectively.  Such management fees for the three months ended June 30, 2010 and 2009 were $1,486,258 and $947,067, respectively.  Management fees payable to the General Partner as of June 30, 2010 and December 31, 2009 were $506,237 and $446,310, respectively.

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

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month end as compensation for their continuing services to the Limited Partners holding Institutional Interests.

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the six months ended June 30, 2010 and 2009, commissions, interest income and continuing compensation received by Altegris amounted to $3,995,214 and $1,077,212, respectively.  Such commissions and continuing compensation received by Altegris for the three months ended June 30, 2010 and 2009 amounted to $2,027,104 and $548,222.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party (continued)

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner.

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

The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over the counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its respective individual counterparties.  For forward currency contracts, the Partnership is subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain on forward currency contracts.

The Partnership also has credit risk because the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Partnership bears the risk of financial failure by the Clearing Broker.

22

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

NOTE 5 -                      SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued.  There are no subsequent events to disclose.

NOTE 6 -                      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months and six months ended June 30, 2010 and 2009.  This information has been derived from information presented in the financial statements.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2010
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	1.53%	1.82%	1.60%	0.79%	1.35%	1.59%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.16%	2.12%	1.93%	4.98%	2.98%	2.17%
Incentive fees (4)	0.03%	0.02%	0.27%	0.31%	0.26%	0.22%

Total expenses	3.19%	2.14%	2.20%	5.29%	3.24%	2.39%

Net investment (loss) (1) (2) (3)	(2.54)%	(1.50)%	(1.31)%	(4.37)%	(2.36)%	(1.55)%

	Six months ended June 30, 2010
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	5.34%	5.90%	5.53%	3.60%	4.79%	5.37%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.10%	2.05%	1.86%	4.93%	2.91%	2.09%
Incentive fees (4)	0.04%	0.02%	0.48%	0.82%	0.67%	0.51%

Total expenses	3.14%	2.07%	2.34%	5.75%	3.58%	2.60%

Net investment (loss) (1) (2) (3)	(2.42)%	(1.37)%	(1.18)%	(4.03)%	(2.12)%	(1.38)%

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2009
	Original		Original		Special		(5)		(5)		(5) Institutional
	Class A		Class B		Interests		Class A		Class B		Interests

Total return for Limited Partners (4)	(6.93	) %	(6.70	) %	(6.64	) %	(7.36	) %	(6.89	) %	(6.70)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.02%		2.07%		1.82%		4.85%		2.90%		2.07%
Incentive fees (4)	0.00%		0.00%		0.00%		0.00%		0.00%		0.01%

Total expenses	3.02%		2.07%		1.82%		4.85%		2.90%		2.08%

Net investment (loss) (1) (2) (3)	(2.24)%		(1.28)%		(1.03)%		(4.06)%		(2.11)%		(1.28)%

	Six months ended June 30, 2009
	Original		Original		Special		(5)		(5)		(5) Institutional
	Class A		Class B		Interests		Class A		Class B		Interests

Total return for Limited Partners (4)	(9.12)%		(8.67)%		(8.59)%		(9.99)%		(9.08)%		(8.68)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.08%		2.10%		1.83%		4.89%		2.92%		2.10%
Incentive fees (4)	0.00%		0.01%		0.00%		0.00%		0.00%		0.00%

Total expenses	3.08%		2.11%		1.83%		4.89%		2.92%		2.10%

Net investment (loss) (1) (2) (3)	(2.42)%		(1.45)%		(1.10)%		(4.19)%		(2.24)%		(1.43)%

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership participates in the speculative trading of commodity futures contracts, options on futures contracts and forward contracts, substantially all of which are subject to margin requirements.  The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges.  Further, the Partnership’s Futures Commission Merchants and brokers may require margin in excess of minimum exchange requirements.

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

Three Months Ended June 30, 2010

During the second quarter of 2010, the Partnership achieved net realized and unrealized gains of $12,754,620 from its trading activities, net of brokerage commissions of $2,181,355.  The Partnership accrued total expenses of $6,349,744, including $2,744,153 in management fees paid to the General Partner, $1,346,781 in incentive fees, and $1,986,703 in service and professional fees.  The Partnership earned $896,747 in interest income during the second quarter of 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2010 is set forth below.

Second Quarter 2010.  The Partnership achieved gains for the month of April of 2010 as US stock indices continued their ascent to end the month higher, while European stock indices declined. The Partnership’s best performing sector during the month was currencies, as it capitalized on the Euro’s steady decrease in value. In April, the Partnership introduced a small amount of currency forward trading on the Chinese Renminbi and the Taiwanese Dollar.  The Partnership experienced a loss in May of 2010 as European economic concerns and the Euro’s decline continued to dominate the financial news.  The Partnership’s currencies trading posted a positive performance during the month with short positions on the Euro and Pound covering the losses from the Partnership’s long positions on the Australian and Canadian Dollar.  The Partnership’s worst performing sector was trading futures on equity indices, where long positions were hurt by the strong downward trend in equity indices. The Partnership achieved gains during the month of June of 2010 as yields on Greek, Portuguese and Spanish government bonds continued to rise.  Fixed income markets were the Partnership’s strongest contributors during June, with US bonds also continuing to rise.  Energies futures were the worst performing sector as the Partnership’s short positions suffered in the face of a rally in crude oil.

Three Months Ended June 30, 2009

During the second quarter of 2009, the Partnership incurred net realized and unrealized losses of $25,531,827 from its trading activities, net of brokerage commissions of $1,529,130.  The Partnership accrued total expenses of $3,080,964, including $1,700,817 in management fees paid to the General Partner, and $1,242,200 in service and professional fees.  The Partnership earned $783,711 in interest income during the second quarter of 2009.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2009 is set forth below.

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

Six Months Ended June 30, 2010

During the six months ended June 30, 2010, the Partnership achieved net realized and unrealized gains of $36,285,811 from its trading activities, net of brokerage commissions of $4,159,710.  The Partnership accrued total expenses of $12,488,558, including $5,206,664 in management fees paid to the General Partner, $3,155,956 in incentive fees, and $3,613,979 in service and professional fees.  The Partnership earned $1,806,081 in interest income during the six months ended June 30, 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2010 is set forth below.

Second Quarter 2010.  The Partnership achieved gains for the month of April of 2010 as US stock indices continued their ascent to end the month higher, while European stock indices declined. The Partnership’s best performing sector during the month was currencies, as it capitalized on the Euro’s steady decrease in value. In April, the Partnership introduced a small amount of currency forward trading on the Chinese Renminbi and the Taiwanese Dollar.  The Partnership experienced a loss in May of 2010 as European economic concerns and the Euro’s decline continued to dominate the financial news.  The Partnership’s currencies trading posted a positive performance during the month with short positions on the Euro and Pound covering the losses from the Partnership’s long positions on the Australian and Canadian Dollar.  The Partnership’s worst performing sector was trading futures on equity indices, where long positions were hurt by the strong downward trend in equity indices. The Partnership achieved gains during the month of June of 2010 as yields on Greek, Portuguese and Spanish government bonds continued to rise.  Fixed income markets were the Partnership’s strongest contributors during June, with US bonds also continuing to rise.  Energies futures were the worst performing sector as the Partnership’s short positions suffered in the face of a rally in crude oil.

First Quarter 2010.  January of 2010 started with the Partnership up by mid month, followed by a sharp sell-off in equity markets, which wiped out earlier gains.  These losses were centered in the long equity futures positions, with gains in short term interest rate futures providing only a partial cushion.  In February of 2010, the euro reacted to concerns over Greek sovereign debt by continuing its fall against the U.S. dollar, while equity markets reversed their initial drop to end the month virtually flat. U.S. and European bonds were volatile during the month.  The Partnership’s gains were concentrated in currency and interest rate futures with stock index futures also posting modest gains.  March of 2010 saw the euro rally for the first two weeks of the month, before reversing to make new lows for the year.  U.S. equity markets put in a strong performance with the majority of the Partnership’s gains coming from equity index futures trading.  The bond markets continued their volatility, making the sector the worst performing of the month.  Weakness in the euro and British pound meant that strong gains were made in currencies, with crops and base metals also delivering a positive performance.

Six Months Ended June 30, 2009

During the six months ended June 30, 2009, the Partnership incurred net realized and unrealized losses of $31,943,883 from its trading activities, net of brokerage commissions of $2,022,585.  The Partnership accrued total expenses of $5,467,315, including $2,951,402 in management fees paid to the General Partner, $4,718 in incentive fees, and $2,287,082 in service and professional fees.  The Partnership earned $1,210,454 in interest income during the six months ended June 30, 2009.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2009 is set forth below.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T: Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

None.

Item 1A:  Risk Factors

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2010:

Month	Amount Redeemed
April 30, 2010	$3,522,735
May 31, 2010	$4,107,298
June 30, 2010	$6,942,140

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

Dated: August 16, 2010

WINTON FUTURES FUND, L.P. (US)

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)