Form 10-Q
period 2010-09-30
WINTON FUTURES FUND LP (US)
filed 2010-11-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
 Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2010 (Unaudited) and DECEMBER 31, 2009 (Audited)
_______________

	2010	2009
ASSETS
Equity in Newedge USA, LLC account
Cash	$106,478,711	$57,157,995
Unrealized gain on open commodity futures contracts	25,510,823	2,751,248
Long options (cost $40,690 and $31,080)	31,165	15,760
Unrealized gain on open forward contracts	201,160	3,227

	132,221,859	59,928,230

Cash and cash equivalents	3,336,709	3,733,271
Investment securities at value
(cost - $542,484,484 and $469,559,059)	542,846,491	469,934,981
Interest receivable	225,900	719,323
Other receivable	5,106	0

Total assets	$678,636,065	$534,315,805

LIABILITIES
Short options (proceeds $80,065 and $68,320)	$64,460	$36,220
Commissions payable	665,857	611,622
Management fee payable	1,047,577	822,084
Administrative fee payable	108,529	77,788
Service fees payable	526,176	420,136
Incentive fee payable	4,092,313	249,171
Redemptions payable	3,361,426	3,504,884
Subscriptions received in advance	15,379,995	12,878,915
Other liabilities	432,171	249,209

Total liabilities	25,678,504	18,850,029

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,437	3,198
Limited Partners	652,954,124	515,462,578

Total partners’ capital (Net Asset Value)	652,957,561	515,465,776

Total liabilities and partners’ capital	$678,636,065	$534,315,805

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010
_______________
INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$10,000,000	10/6/2011	Federal Farm Credit Bank, 0.60%	$10,000,400	1.53%
17,470,000	6/8/2012	Federal Farm Credit Bank, 0.64%	17,472,236	2.68%
10,000,000	9/17/2012	Federal Farm Credit Bank, 0.70%	10,006,530	1.53%
9,000,000	8/2/2012	Federal Farm Credit Bank, 0.73%	9,022,248	1.38%
13,350,000	6/14/2012	Federal Farm Credit Bank, 1.11%	13,414,494	2.05%
11,165,000	7/18/2011	Federal Home Loan Bank , 1.13%	11,228,462	1.72%
1,500,000	10/19/2011	Federal Home Loan Bank , 1.25%	1,500,533	0.23%
1,035,000	8/5/2011	Federal Home Loan Bank , 1.38%	1,044,187	0.16%
5,000,000	7/15/2011	Federal Home Loan Bank Disc Note, 0.25%	4,991,230	0.76%
10,000,000	6/21/2011	Federal Home Loan Mortgage Corporation Disc Note, 0.27%	9,985,390	1.53%
15,150,000	7/8/2011	Federal Home Loan Mortgage Corporation Disc Note, 0.27%	15,124,078	2.32%
11,340,000	8/29/2011	Federal Home Loan Mortgage Corporation, 0.30%	11,314,905	1.73%
16,400,000	7/27/2012	Federal Home Loan Mortgage Corporation, 0.95%	16,404,772	2.51%
10,000,000	7/26/2012	Federal Home Loan Mortgage Corporation, 1.00%	10,015,160	1.53%
5,950,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.20%	5,954,082	0.91%
10,002,000	3/28/2011	Federal National Mortg Assoc Disc Note, 0.22%	9,993,588	1.53%
10,000,000	3/31/2011	Federal National Mortg Assoc Disc Note, 0.22%	9,991,450	1.53%
6,530,000	8/1/2011	Federal National Mortg Assoc Disc Note, 0.30%	6,516,764	1.00%
20,000,000	7/8/2011	Federal National Mortg Assoc Disc Note, 0.41%	19,965,780	3.06%
10,000,000	7/14/2011	Federal National Mortg Assoc Disc Note, 0.42%	9,982,520	1.53%
9,824,000	8/15/2011	Federal National Mortgage Association, 0.29%	9,796,064	1.50%
17,000,000	9/17/2012	Federal National Mortgage Association, 0.75%	17,022,270	2.61%
14,000,000	7/12/2012	Federal National Mortgage Association, 1.05%	14,017,836	2.15%

Total U.S. Government Agency Bonds and Notes (cost - $244,402,971)			244,764,979	37.48%

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2010
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$ 19,807,000	10/6/2010	American Honda Finance Corp Disc Note, 0.20%	$19,804,139	3.03%
11,795,000	10/1/2010	Avery Dennison Corp Disc Note, 0.35%	11,794,885	1.81%
2,000,000	10/6/2010	Bacardi USA Inc Disc Note, 0.41%	1,999,844	0.31%
26,540,000	10/1/2010	Bank of America Repo, 0.12%	26,540,000	4.06%
26,202,000	10/27/2010	BP Capital Markets PLC Disc Note, 0.37%	26,194,925	4.01%
26,775,000	10/20/2010	Credit Agricole N A Disc Note, 0.24%	26,769,645	4.10%
7,602,000	10/1/2010	Dentsply Intl Inc Disc Note, 0.34%	7,601,928	1.16%
26,473,000	10/6/2010	Dexia Delaware LLC Disc Note, 0.34%	26,471,250	4.05%
23,638,000	10/5/2010	Harley-Davidson Funding Disc Note, 0.34%	23,636,437	3.62%
7,025,000	10/4/2010	Hewlett-Packard Co Disc Note, 0.20%	7,024,727	1.08%
14,055,000	10/4/2010	OGE Energy Corp Disc Note, 0.32%	14,054,126	2.15%
26,434,000	10/1/2010	Pacific Gas & Electric Disc Note, 0.47%	26,431,848	4.05%
22,639,000	10/6/2010	Prudential Funding Corp Dis Note, 0.33%	22,637,547	3.47%
26,465,000	10/1/2010	Societe Gen No Amer Disc Note, 0.23%	26,463,842	4.05%
15,412,000	10/5/2010	Spectra Energy Captl Disc Note, 0.35%	15,411,251	2.36%
11,381,000	10/4/2010	Spectra Energy Captl Disc Note, 0.38%	11,380,181	1.74%
568,000	10/4/2010	Volkswagen of America Disc Note, 0.33%	567,969	0.09%
3,297,000	10/1/2010	Volkswagen of America Disc Note, 0.35%	3,296,968	0.50%

Total Corporate Notes and Repurchase Agreements (cost - $298,081,513)			298,081,512	45.64%

Total investment securities - United States (cost - $542,484,484)			$542,846,491	83.12%

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2010
_______________
	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Oct 10 - Mar 11	2,539		$1,607,306	0.25%
Currencies	Dec-10	3,571		9,662,312	1.48%
Energy	Oct 10 - Nov 10	136		358,525	0.05%
Interest Rates	Oct 10 - Dec 12	13,215		7,698,229	1.18%
Metals	Nov 10 - Sept 11	1,105		8,703,198	1.33%
Stock Indices	Oct 10 - Dec 10	2,690		1,343,452	0.21%
Treasury Rates	Dec-10	3,326		2,693,704	0.41%

Total long futures contracts		26,582		32,066,726	4.91%

SHORT FUTURES CONTRACTS:
Agriculture	Nov 10 - April 11	379		(62,162)	(0.01)%
Currencies	Oct 10 - Dec 10	667		(4,249,461)	(0.65)%
Energy	Oct 10 - Jan 11	592		(1,314,505)	(0.20)%
Interest Rates	Dec 10 - Sept 11	128		(437)	0.00%
Metals	Nov 10 - Sept 11	120		(830,841)	(0.13)%
Stock Indices	Dec-10	129		(98,497)	(0.02)%

Total short futures contracts		2,015		(6,555,903)	(1.01)%

Total futures contracts		28,597		$25,510,823	3.90%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $40,690)	Oct 10 - Dec 10	71		$31,165	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $80,065)	Oct 10 - Dec 10	71		$64,460	0.01%

LONG FORWARD CONTRACTS:
Currencies	Oct 10 - Dec 10	$14,417,682	(1)	$(135,687)	(0.02)%

SHORT FORWARD CONTRACTS:
Currencies	Oct 10 - Dec 10	$25,272,152	(1)	336,847	0.05%

Total forward currency contracts				$201,160	0.03%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
_______________
INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$ 5,000,000	3/18/2010	Federal Farm Credit Bank, 1.05%	$5,009,400	0.97%
8,000,000	6/17/2011	Federal Farm Credit Bank, 1.2%	8,020,000	1.56%
5,000,000	9/23/2011	Federal Farm Credit Bank, 1.2%	4,987,500	0.97%
5,000,000	10/13/2011	Federal Farm Credit Bank, 1.2%	4,998,450	0.97%
10,000,000	11/4/2011	Federal Farm Credit Bank, 1.24%	9,981,300	1.94%
5,000,000	5/5/2011	Federal Farm Credit Bank, 1.375%	5,017,200	0.97%
5,000,000	3/23/2011	Federal Farm Credit Bank, 1.85%	5,012,500	0.97%
1,035,000	8/5/2011	Federal Home Loan Bank , 1.375%	1,041,148	0.20%
2,720,000	12/9/2011	Federal Home Loan Bank, 1.05%	2,702,157	0.52%
11,165,000	7/18/2011	Federal Home Loan Bank, 1.125%	11,175,495	2.17%
10,000,000	9/30/2010	Federal Home Loan Bank, 1.25%	10,050,000	1.95%
1,500,000	10/19/2011	Federal Home Loan Bank, 1.25%	1,496,715	0.29%
8,130,000	10/21/2011	Federal Home Loan Bank, 1.25%	8,145,284	1.58%
5,000,000	11/23/2011	Federal Home Loan Bank, 1.25%	4,992,200	0.97%
15,000,000	6/15/2011	Federal Home Loan Bank, 1.3%	15,046,950	2.92%
10,000,000	10/14/2011	Federal Home Loan Bank, 1.3%	9,978,100	1.94%
10,000,000	8/27/2010	Federal Home Loan Bank, 1.375%	10,053,100	1.95%
5,000,000	9/10/2010	Federal Home Loan Bank, 1.4%	5,028,150	0.97%
5,000,000	9/13/2010	Federal Home Loan Bank, 1.5%	5,032,800	0.98%
5,950,000	11/10/2011	Federal Home Loan Mortgage Corporation, 1.2%	5,926,379	1.15%
3,225,000	12/30/2011	Federal Home Loan Mortgage Corporation, 1.3%	3,203,134	0.62%
4,175,000	11/18/2011	Federal Home Loan Mortgage Corporation, 1.5%	4,162,976	0.81%
5,000,000	2/9/2011	Federal Home Loan Mortgage Corporation, 1.75%	5,006,000	0.97%
10,000,000	3/16/2011	Federal Home Loan Mortgage Corporation, 2%	10,024,900	1.93%
15,000,000	5/27/2011	Federal National Mortgage Association, 1.35%	15,042,150	2.92%
5,000,000	9/30/2010	Federal National Mortgage Association, 1.2%	5,023,450	0.97%
10,000,000	9/28/2011	Federal National Mortgage Association, 1.25%	9,971,900	1.93%
2,000,000	9/29/2011	Federal National Mortgage Association, 1.25%	1,996,260	0.39%
6,250,000	12/30/2011	Federal National Mortgage Association, 1.25%	6,218,750	1.21%
10,000,000	5/27/2011	Federal National Mortgage Association, 1.5%	10,034,400	1.95%
5,000,000	7/6/2010	Federal National Mortgage Association, 1.50%	5,032,800	0.98%
10,000,000	4/8/2011	Federal National Mortgage Association, 1.875%	10,031,300	1.95%
3,000,000	2/11/2011	Federal National Mortgage Association, 2%	3,005,640	0.58%
10,000,000	4/1/2011	Federal National Mortgage Association, 2%	10,040,600	1.95%

Total U.S. Government Agency Bonds and Notes (cost - $232,113,166)			232,489,088	45.10%

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$ 23,350,000	1/6/2010	American Honda Finance Corp Disc Note, 0.15%	$23,347,179	4.53%
21,900,000	1/4/2010	Avery Dennison Corp Disc Note, 0.15%	21,899,635	4.25%
22,900,000	1/4/2010	BMW US Capital Disc Note, 0.30%	22,898,855	4.44%
22,995,000	1/12/2010	BNP Paribas Financial Inc Disc Note, 0.14%	22,993,122	4.46%
2,370,000	1/13/2010	Chevron Corp Note, 0.07%	2,370,000	0.46%
21,910,000	1/4/2010	Devon Energy Corp Disc Note, 0.18%	21,909,577	4.25%
1,175,000	1/11/2010	Dexia Delaware LLC Disc Note, 0.29%	1,174,735	0.23%
23,175,000	1/8/2010	Dexia Delaware LLC Disc Note, 0.30%	23,169,493	4.49%
3,300,000	1/6/2010	Public Svc Co of NC Disc Note, 0.30%	3,299,807	0.64%
30,100,000	1/4/2010	Societe Generale N America Inc Disc Note, 0.08%	30,099,594	5.84%
2,300,000	1/15/2010	Toyota Motor Credit Corp Disc Note, 0.15%	2,299,712	0.45%
22,900,000	1/5/2010	Vodafone Group Plc Disc Note, 0.23%	22,898,976	4.44%
20,000,000	1/5/2010	Volkswagen of America Disc Note, 0.27%	19,998,950	3.88%
19,087,000	1/4/2010	Wellpoint Inc DTD, 0.20%	19,086,258	3.70%
Total Corporate Notes and Repurchase Agreements (cost - $237,445,893)			237,445,893	46.06%

Total investment securities - United States (cost - $469,559,059)			$469,934,981	91.16%

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2009
_______________
	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 10 - Oct 10	751		$739,441	0.14%
Currencies	Mar 10	1,962		(1,739,750)	(0.34)%
Energy	Feb 10 - Mar 10	73		94,634	0.02%
Interest Rates	Jan 10 - Mar 12	4,877		69,583	0.01%
Metals	Jan 10 - Dec 10	962		1,890,916	0.37%
Stock Indices	Jan 10 - Mar 10	3,821		3,443,054	0.67%
Treasury Rates	Mar 10	301		(477,078)	(0.09)%

Total long futures contracts		12,747		4,020,800	0.78%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 10 - May 10	668		(169,625)	(0.03)%
Currencies	Jan 10 - Mar 10	926		(104,602)	(0.02)%
Energy	Jan 10 - Mar 10	174		(440,113)	(0.09)%
Interest Rates	Mar 10 - Jun 10	149		(26,810)	(0.01)%
Metals	Jan 10	68		(560,248)	(0.11)%
Stock Indices	Mar 10	11		(9,154)	0.00%
Treasury Rates	Mar 10	163		41,000	0.01%

Total short futures contracts		2,159		(1,269,552)	(0.25)%

Total futures contracts		14,906		$2,751,248	0.53%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $31,080)	Jan 10 - Mar 10	58		$15,760	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $68,320)	Jan 10 - Mar 10	58		$36,220	0.01%

LONG FORWARD CURRENCY CONTRACTS:
Brazilian Real	Jan 10	$200,850	(1)	$(4,233)	0.00%

SHORT FORWARD CURRENCY CONTRACTS:
Brazilian Real	Jan 10 - Feb 10	$400,000	(1)	7,460	0.00%

Total forward currency contracts				$3,227	0.00%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)
_______________
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$4,531,243	$(6,676,953)	$41,509,669	$(32,901,444)
Change in unrealized	18,243,358	14,560,617	22,946,808	11,076,284
Brokerage commissions	(2,343,389)	(1,709,663)	(6,503,099)	(3,732,248)

Gain (loss) from trading futures	20,431,212	6,174,001	57,953,378	(25,557,408)

Gain (loss) on trading of securities
Realized	(10,107)	0	8,523	(3,188)
Change in unrealized	(33,787)	327,321	(13,915)	869,577

Gain (loss) from trading securities	(43,894)	327,321	(5,392)	866,389

Foreign currency translation gains (losses)	640,970	428,566	(633,887)	(322,976)

Total trading gains (losses)	21,028,288	6,929,888	57,314,099	(25,013,995)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	756,032	913,735	2,562,113	2,124,189

Expenses
Management fee	2,988,208	2,032,711	8,194,872	4,984,113
Administrative fee	306,305	176,102	818,264	400,215
Service fees	1,502,832	1,064,057	4,185,383	2,803,017
Incentive fee	4,092,312	292,980	7,248,268	297,698
Professional fees	543,391	335,387	1,474,819	883,509

Total expenses	9,433,048	3,901,237	21,921,606	9,368,552

Net investment (loss)	(8,677,016)	(2,987,502)	(19,359,493)	(7,244,363)

NET INCOME (LOSS)	$12,351,272	$3,942,386	$37,954,606	$(32,258,358)

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)
_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

Transfers	0	(533,010)	246,598	(8,536)	(948,202)	(53,888)	1,297,038	0

Capital additions	143,795,638	0	0	0	71,239,247	51,431,628	21,124,763	0

Capital withdrawals	(44,169,831)	(8,839,578)	(960,672)	(2,000,000)	(14,781,954)	(4,883,551)	(12,704,076)	0

Net income for the nine months
ended September 30, 2010	37,954,606	5,454,271	1,195,020	2,363,320	10,655,670	8,970,785	9,315,301	239

Offering costs	(88,628)	(10,634)	(2,128)	(4,291)	(31,589)	(21,245)	(18,741)	0

Balances at September 30, 2010	$652,957,561	$75,193,734	$15,214,385	$30,778,048	$234,329,290	$160,670,458	$136,768,209	$3,437

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480	$31,171,321	$28,262,426	$74,167,035	$3,491

Transfers	0	(496,647)	533,421	0	(216,944)	180,170	0	0

Capital additions	284,918,681	143,470	638	37,650,000	119,958,699	71,764,361	55,401,513	0

Capital withdrawals	(40,840,617)	(14,017,191)	(1,139,451)	(8,581,457)	(5,219,739)	(3,052,155)	(8,830,624)	0

Net (loss) for the nine months
ended September 30, 2009	(32,258,358)	(8,453,088)	(1,177,807)	(1,859,585)	(8,357,508)	(5,232,504)	(7,177,576)	(290)

Offering costs	(81,004)	(25,934)	(3,965)	(1,671)	(15,832)	(12,292)	(21,309)	(1)

Balances at September 30, 2009	$470,786,180	$83,197,287	$14,458,884	$30,357,767	$137,319,997	$91,910,006	$113,539,039	$3,200

See accompanying notes

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the First Amended Agreement of Limited Partnership (the “Agreement”).  The Partnership’s general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

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

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2010 and December 31, 2009:

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Assets:
Futures contracts	$25,510,823	$-	$-	$25,510,823
Options contracts	31,165	-	-	31,165
Forward currency contracts	-	201,160	-	201,160
US Government agency obligations	244,764,979	-	-	244,764,979
Corporate notes and repurchase agreements	-	298,081,512	-	298,081,512

	$270,306,967	$298,282,672	$-	$568,589,639

Liabilities:
Options contracts	$64,460	$-	$-	$64,460

	$64,460	$-	$-	$64,460

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Futures contracts	$2,751,248	$-	$-	$2,751,248
Options contracts	15,760	-	-	15,760
Forward currency contracts	-	3,227	-	3,227
US Government agency obligations	232,489,088	-	-	232,489,088
Corporate notes and repurchase agreements	-	237,445,893	-	237,445,893

	$235,256,096	$237,449,120	$-	$472,705,216

Liabilities:
Options contracts	$36,220	$-	$-	$36,220

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following presents the fair value of derivative contracts at September 30, 2010 and December 31, 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

	September 30, 2010
Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$2,841,925	$(1,296,781)	$1,545,144
Currencies	9,733,655	(4,320,804)	5,412,851
Energy	707,085	(1,663,065)	(955,980)
Interest Rates	10,204,885	(2,507,093)	7,697,792
Metals	8,716,177	(843,820)	7,872,357
Stock Indices	1,789,322	(544,367)	1,244,955
Treasury Rates	2,790,454	(96,750)	2,693,704
	36,783,503	(11,272,680)	25,510,823

Options on Futures Contracts
Stock Indices	31,165	(64,460)	(33,295)

Forward Currency Contracts
Currencies	421,825	(220,665)	201,160

Total Gross Fair Value of Derivatives	$37,236,493	$(11,557,805)	$25,678,688

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	December 31, 2009
Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$1,170,985	$(601,169)	$569,816
Currencies	387,606	(2,231,958)	(1,844,352)
Energy	119,033	(464,512)	(345,479)
Interest Rates	1,809,953	(1,767,180)	42,773
Metals	2,938,546	(1,607,878)	1,330,668
Stock Indices	3,749,160	(315,260)	3,433,900
Treasury Rates	57,594	(493,672)	(436,078)
	10,232,877	(7,481,629)	2,751,248

Options on Futures Contracts
Stock Indices	15,760	(36,220)	(20,460)

Forward Currency Contracts
Currencies	7,460	(4,233)	3,227

Total Gross Fair Value of Derivatives	$10,256,097	$(7,522,082)	$2,734,015

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2010 and 2009.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Three Months Ended September 30, 2010
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$(5,802,123)	$1,502,688	7,851
Currencies	(12,832,444)	9,458,135	10,475
Energy	(3,649,171)	(814,634)	6,091
Interest Rates	20,189,431	(3,084,783)	20,726
Metals	(7,249,550)	11,651,297	2,691
Stock Indices	(1,503,612)	1,172,841	6,531
Treasury Rates	15,356,906	(1,981,563)	9,783
Total futures contracts	4,509,437	17,903,981	64,148

Options on Futures Contracts
Stock Indices	63,350	79,846	254

Forward Currency Contracts
Currencies	(41,544)	259,531	$112,910,956	(1)
Total gains from derivatives trading	$4,531,243	$18,243,358

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

	Nine Months Ended September 30, 2010
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$(4,435,538)	$975,328	18,106
Currencies	10,016,014	7,257,203	32,030
Energy	(10,209,214)	(610,501)	12,802
Interest Rates	41,582,632	7,655,019	39,518
Metals	454,356	6,541,689	6,712
Stock Indices	(12,366,780)	(2,188,945)	22,315
Treasury Rates	16,382,528	3,129,782	19,381
Total futures contracts	41,423,998	22,759,575	150,864

Options on Futures Contracts
Stock Indices	177,394	(10,700)	828

Forward Currency Contracts
Currencies	(91,723)	197,933	$159,270,115	(1)
Total gains from derivatives trading	$41,509,669	$22,946,808

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Three Months Ended September 30, 2009
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$1,216,002	$(1,294,850)	2,344
Currencies	3,276,416	5,528,555	7,137
Energy	(1,912,202)	(888,700)	1,178
Interest Rates	2,096,582	3,229,357	7,357
Metals	(2,544,593)	3,925,853	726
Stock Indices	(6,636,696)	1,135,424	3,592
Treasury Rates	(2,217,009)	2,923,754	3,134
Total futures contracts	$(6,721,500)	$14,559,393	25,468

Options on Futures Contracts
Stock Indices	44,547	1,224	96
Total gains from derivatives trading	$(6,676,953)	$14,560,617

	Nine Months Ended September 30, 2009
Futures Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Agriculture	$1,287,881	$1,025,479	5,977
Currencies	(8,563,479)	7,248,456	19,238
Energy	(4,376,918)	(998,931)	1,990
Interest Rates	1,249,837	1,070,265	17,151
Metals	(4,319,319)	1,004,683	1,417
Stock Indices	(11,630,140)	1,235,005	6,531
Treasury Rates	(6,593,853)	489,624	8,200
Total futures contracts	$(32,945,991)	$11,074,581	60,504

Options on Futures Contracts
Stock Indices	44,547	1,703	96
Total gains from derivatives trading	$(32,901,444)	$11,076,284

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

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership’s management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the nine months ended September 30, 2010 and 2009 were $3,755,081 and $2,202,950 respectively.  Such management fees for the three months ended September 30, 2010 and 2009 were $1,370,967 and $926,260, respectively.

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

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the nine months ended September 30, 2010 and 2009 were $4,439,791 and $2,781,163, respectively.  Such management fees for the three months ended September 30, 2010 and 2009 were $1,617,241 and $1,106,451, respectively.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -                      AGREEMENTS AND RELATED PARTIES (CONTINUED)

General Partner Management Fee (continued)

Management fees payable to the General Partner as of September 30, 2010 and December 31, 2009 were $566,534 and $446,310, respectively.

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

Related Party

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC  and an independent introducing broker registered with the CFTC.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Interests sold by Altegris Investments that are outstanding at month end.  Altegris Investments, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the nine months ended September 30, 2010 and 2009, commissions, interest income and continuing compensation received by Altegris Investments amounted to $6,497,744 and $4,289,583, respectively.  Such commissions and continuing compensation received by Altegris Investments for the three months ended September 30, 2010 and 2009 amounted to $2,502,530 and $1,822,525.

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

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -                      FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended September 30, 2010 and 2009.  This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2010
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	1.97%	2.22%	2.24%	1.47%	1.97%	2.19%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.15%	2.12%	1.91%	4.98%	2.97%	2.15%
Incentive fees (4)	0.61%	0.63%	0.65%	0.66%	0.67%	0.66%

Total expenses	3.76%	2.75%	2.56%	5.64%	3.64%	2.81%

Net investment (loss) (1) (2) (3)	(2.67)%	(1.64)%	(1.43)%	(4.50)%	(2.49)%	(1.66)%

	Nine months ended September 30, 2010
	Original	Original	Special	(5)	(5)	(5) Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	7.41%	8.25%	7.90%	5.12%	6.85%	7.67%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.12%	2.07%	1.88%	4.95%	2.93%	2.11%
Incentive fees (4)	0.64%	0.65%	1.12%	1.50%	1.39%	1.19%

Total expenses	3.76%	2.72%	3.00%	6.45%	4.32%	3.30%

Net investment (loss) (1) (2) (3)	(2.56)%	(1.47)%	(1.31)%	(3.93)%	(2.05)%	(1.43)%

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

	Nine months ended September 30, 2009
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

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contracts currently traded by the Advisor on behalf of the Partnership include exchange-traded futures contracts and over-the-counter forward currency contracts.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the exchange.  The credit risk from counterparty non-performance associated with the Partnership’s over-the-counter forward currency transactions is the net unrealized gain on such contracts plus related collateral held by the counterparty.

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

Three Months Ended September 30, 2010

During the third quarter of 2010, the Partnership incurred net realized and unrealized gains of $21,028,288 from its trading activities, net of brokerage commissions of $2,343,389.  The Partnership accrued net expenses of $9,433,048, including $2,988,208 in management fees paid to the General Partner, $4,092,312 in incentive fees, and $2,046,223 in service and professional fees.  The Partnership earned $756,032 in interest income during the third quarter of 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2010 is set forth below.

Third Quarter 2010.  The Partnership experienced a loss in July of 2010.  Currency futures was the worst performing sector for the Partnership where losses were focused on the Euro. Trading in futures contracts on bonds, precious metals and agriculturals also contributed to losses for the month. Short term interest rate futures trading, driven by falls in US LIBOR rates, was the best performing sector during the month. The Partnership achieved a gain in August of 2010. Most of the month’s gains can be attributed to the bonds sector, with positive contributions from futures trading on interest rates, currencies and precious metals. Agricultural futures were the Partnership’s worst performing sector during August of 2010.  The Partnership achieved a gain in September of 2010.  The Partnership benefited from its long positions in agriculturals and precious metals as cotton futures hit a 15 year high and gold prices again set new highs.  Crude oil ended the month close to where it started, while base metals and grains both moved higher. Losses were concentrated in the energy and fixed income futures markets. Gains in the Australian Dollar offset the Partnership’s losses in the Euro.

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

Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, the Partnership incurred net realized and unrealized gains of $57,314,099 from its trading activities, net of brokerage commissions of $6,503,099.  The Partnership accrued net expenses of $21,921,606, including $58,194,872 in management fees paid to the General Partner, $7,248,268 in incentive fees, and $2,949,638 in service and professional fees.  The Partnership earned $2,562,113 in interest income during the nine months ended September 30, 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2010 is set forth below.

Third Quarter 2010.  The Partnership experienced a loss in July of 2010.  Currency futures was the worst performing sector for the Partnership where losses were focused on the Euro. Trading in futures contracts on bonds, precious metals and agriculturals also contributed to losses for the month. Short term interest rate futures trading, driven by falls in US LIBOR rates, was the best performing sector during the month. The Partnership achieved a gain in August of 2010. Most of the month’s gains can be attributed to the bonds sector, with positive contributions from futures trading on interest rates, currencies and precious metals. Agricultural futures were the Partnership’s worst performing sector during August of 2010.  The Partnership achieved a gain in September of 2010.  The Partnership benefited from its long positions in agriculturals and precious metals as cotton futures hit a 15 year high and gold prices again set new highs.  Crude oil ended the month close to where it started, while base metals and grains both moved higher. Losses were concentrated in the energy and fixed income futures markets. Gains in the Australian Dollar offset the Partnership’s losses in the Euro.

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

Nine Months Ended September 30, 2009

The Partnership experienced a net loss of $32,258,358 for the nine months ended September 30, 2009.  Trading of commodity futures contracts by the Advisor on behalf of the Partnership achieved net realized and unrealized losses of $25,557,408, while brokerage commissions of $3,732,248 were incurred.  Securities held for cash management purposes achieved net realized and unrealized gain of $866,389 during the period.  During the period, the Partnership incurred total expenses of $9,368,552, including $297,698 in incentive fees, $4,984,113 in management fees and $4,086,741 in administrative, service and professional fees.  The Partnership earned $2,124,189 in interest income during the nine months ended September 30, 2009.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4: Controls and Procedures.

The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls over financial reporting with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings.

None.

Item 1A:  Risk Factors.

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2010:

Month	Amount Redeemed
July 31, 2010	$3,338,566
August 31, 2010	$4,688,906
September 30, 2010	$2,899,716

Item 3:  Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4:  (Removed and Reserved).

Item 5:  Other Information.

(a) None.

(b) Not applicable.

Item 6: Exhibits.

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

Dated: November 15, 2010

WINTON FUTURES FUND, L.P. (US)

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)