Form 10-K/A
period 2009-12-31
WINTON FUTURES FUND LP (US)
filed 2010-12-20
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Not Applicable.

EXPLANATORY NOTE

This annual  report on Form 10-K is being filed as amendment no. 1 to our Form 10-K annual report, which was filed with the Securities and Exchange Commission on March 31, 2010.  We are amending to include information previously omitted from Item 9A.  Currently dated Exhibits 31.1 and 32.1 are included in this filing.

ITEM 9A:  CONTROLS AND PROCEDURES

(a)           Altegris Portfolio Management, Inc. (dba Altegris Funds) (“Altegris Funds”), with the participation of  Altegris Funds’ principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to Winton Futures Fund, L.P. (US) (the “Partnership”) as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in Altegris Funds’ internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of the evaluation.

(b)           Management’s Annual Report on Internal Control over Financial Reporting

          Altegris Funds, the general partner of the Partnership is responsible for the management of the Partnership.  Management of Altegris Funds (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and;

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting was effective.

          This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only Management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this report.

Exhibit Designation	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2010	WINTON FUTURES FUND, L.P. (US) ALTEGRIS PORTFOLIO MANAGEMENT, INC.
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the date indicated.

Dated: December 17, 2010	By: /s/ Matthew C. Osborne Name: Matthew C. Osborne Title: Vice President and Secretary Altegris Portfolio Management, Inc.

By: /s/ Richard G. Pfister Name: Richard G. Pfister Title: Vice President Altegris Portfolio Management, Inc.