Form 10-K
period 2010-12-31
WINTON FUTURES FUND LP (US)
filed 2011-03-31
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer," “accelerated filer" and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1: BUSINESS

(a)           General Development of Business

Winton Futures Fund, L.P. (US) (d/b/a Altegris Winton Futures Fund, L.P.) (the “Partnership”) is a limited partnership organized under the Colorado Uniform Limited Partnership Act in March 1999.  The Partnership’s business is the speculative trading and investment in international futures, options and forward markets (“Commodity Interests”).  The Partnership commenced its trading and investment operations in November 1999.  Under the Partnership’s First Amended Agreement of Limited Partnership (the “Limited Partnership Agreement”), Altegris Portfolio Management, Inc. (d/b/a Altegris Funds), an Arkansas corporation (“Altegris Funds” or the “General Partner”), serves as general partner of the Partnership and has sole responsibility for management and administration of all aspects of the Partnership’s business.  Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.

Altegris Funds is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of National Futures Association (“NFA”).  Winton Capital Management Limited, a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”).  The Advisor is registered with the CFTC as a Commodity Trading Advisor and is authorized and regulated by the United Kingdom’s Financial Services Authority.  Effective as of December 31, 2010, Altegris Funds became a wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”).  Genworth became a principal of Altegris Funds and Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner, in January 2011.

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures replaced Altegris as the Partnership’s introducing broker (“Introducing Broker”).  Altegris Futures is registered with the CFTC as an Introducing Broker.

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

As of February 28, 2011, the aggregate net asset value of the Interests in the Partnership before redemptions was $757,212,460.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

The Partnership offers three “classes” of Interests: Class A, Class B and Institutional Interests (each, a “Class of Interest”).  The Classes of Interests differ from each other only in the fees that they pay and the applicable investment minimums.

(b)           Financial Information About Segments

The Partnership’s business constitutes only one segment for financial reporting purposes — i.e., a speculative “commodity pool.”  The Partnership does not engage in sales of goods or services.  Financial information regarding the Partnership’s business is set forth in the Partnership’s financial statements, included herewith.

(c)           Narrative Description of Business

The Partnership is designed to produce long-term capital appreciation through growth, and not current income.  Altegris Funds has selected the Advisor to trade one of the Advisor’s proprietary trading models, the Winton Diversified Program (the “Program”), on behalf of the Partnership.  The Advisor currently has the authority to trade the Program on behalf of the Partnership in all the easily accessible and liquid commodity interests (comprising international futures, options and forward markets) that it practically can, which currently consists mainly of commodity interests that are futures, options and forward contracts and certain OTC products, such as swaps in the following areas: stock indices, bonds, short term interest rates, currencies, precious and base metals, grains, livestock, energy and agricultural products.

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

With respect to Partnership assets not held at Newedge USA or NAST as described above, but deposited with Wilmington Trust Company (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its sub-advisor, Wilmington Trust Investment Management, LLC, an affiliate of the Custodian that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser.  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances, commercial paper and repurchase agreements — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or Newedge USA, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs.  Altegris Funds receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum).  The Advisor receives a management fee of 0.083% of the management fee net asset value of the month-end capital account balances of all Interests (1.0% per annum) and 20% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling (0.50% per annum).

Newedge USA and/or NAST paid Altegris during 2010 and will pay Altegris Futures from and after January 1, 2011 a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred.  A fixed administrative fee is charged to Class A and Class B Interests and paid to Altegris Funds equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(h)           Regulation

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as Altegris Funds, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as Newedge USA and introducing brokers such as Altegris Futures to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Advisor will be combined for position limit purposes.  The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The General Partner believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Partnership’s trading strategy.

Currency forward contracts are not currently subject to regulation by any United States (“U.S.”) Government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Partnership may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Partnership may be limited to engaging in “retail forex transactions” which could limit the Partnership’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Limiting on the Partnership’s potential forward currency counterparties in this manner could lead to the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with which the Partnership may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with which the Partnership currently engages for its forward currency transactions.  Although the impact of requiring the Partnership to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

The Partnership has no employees.

Financial Information About Geographic Areas

The Partnership has no operations in foreign countries although it trades on foreign exchanges and other non-U.S. markets.  The Partnership does not engage in sales of goods or services.

ITEM 1A: RISK FACTORS

Not required.

 ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of Altegris, a wholly owned subsidiary of Genworth Financial, Inc. as of December 31, 2010, perform all administrative services for the Partnership from offices at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or at 1200 Prospect St., Suite 400, La Jolla, California 92037.

ITEM 3: LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  The Partnership is not aware of any material legal proceedings involving Altegris Funds or its principals in an adverse position to the Partnership or in which the Partnership has adverse interests.  The Partnership has no subsidiaries.

 ITEM 4: (REMOVED AND RESERVED)

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)           Holders

As of February 28, 2011 the Partnership had 8,363 holders of Interests.

(c)           Dividends

Altegris Funds has sole discretion in determining what distributions, if any, the Partnership will make to its investors.  To date no distributions or dividends have been paid on the Interests, and Altegris Funds has no present intention to make any.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2010:

Month Ended	Amount Redeemed

October 31, 2010	$7,603,649
November 30, 2010	12,705,656
December 31, 2010	5,335,278
Total	$25,644,583

ITEM 6: SELECTED FINANCIAL DATA

Not required.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid,  high quality securities.  Through December 31, 2010 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by Newedge USA, NAST (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

(c)           Results of Operations

Performance Summary

The Partnership’s success depends primarily upon the Advisor’s ability to recognize and capitalize on market trends in the sectors of the global commodity futures markets in which it trades.  The Partnership seeks to produce long-term capital appreciation through growth, and not current income.  The past performance of the Partnership is not necessarily indicative of future results.

2010

During 2010, the Partnership achieved net realized and unrealized gains of $91,161,476 from its trading of commodity futures contracts including brokerage commissions of $9,080,039.  The Partnership accrued total expenses of $34,714,623, including $14,074,548 in incentive fees, $11,527,983 in management fees paid to the General Partner, and $7,946,107 in service and professional fees.  The Partnership earned $3,110,927 in interest income during 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2010 is set forth below.

Fourth Quarter 2010.  The Partnership experienced a gain in October 2010 as stock markets continued their September rally.  Government bonds slowed during the first week of the month before subsequently dropping.  The main contributors to the positive performance during the month were futures contracts on stock indices, currencies, precious metals and agricultural markets.  The falling US Dollar and buoyant gold price reversed mid-month before recovering a little towards month end as the Japanese yen continued to rise.  The Partnership experienced a loss in November 2010.   The Euro fell during the month helping the US Dollar to reverse its fall of the last two months. The Partnership established gains during the first week of the month as the US Dollar fell and stocks, bonds and commodity prices rose, although these price moves subsequently reversed.  The month’s losses were focused in futures contracts on bonds and currencies, with precious metals showing a small gain.  The Partnership experienced a gain in December 2010 as the Euro remained relatively steady after its previous month’s fall. U.S. equity markets rallied in contrast to the European equities, which have fallen this year.

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

10

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

(e)           Contractual Obligations

Not required.

(f)           Critical Accounting Estimates

Altegris Funds believes that the Partnership's most critical accounting estimates relate to the valuation of the Partnership's assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. United States government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at cost given their short duration from the time of purchase.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.  Based on the nature of the business and operations of the Partnership, Altegris Funds believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  Altegris Funds further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting was effective.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by Altegris Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris.  Altegris Funds is owned by Genworth Financial Inc., and its directors and executive officers are Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne, Richard G. Pfister, Kenneth I. McGuire, and Gurinder S. Ahluwalia.

Jon C. Sundt (age 48) is the President, CEO and a director of Altegris Funds (October 2004 to present), having also served as a Vice President from July 2002 to October 2004.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); and (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Robert J. Amedeo (age 56) has served as a director of Altegris Funds since July 2002.  He has also been a Vice President of Altegris Funds (October 2004 to January 2011), and President of Altegris Funds (July 2002 to October 2004), and he currently serves as Executive Vice President (January 2011 to present).  Mr. Amedeo has also been (1) an Executive Vice President and director of Altegris; (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (May 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  In addition to his responsibilities as an officer and director of Altegris Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University. Mr. Amedeo is currently Chairman of the NFA’s CPO/CTA Advisory Committee.

Matthew C. Osborne (age 45) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).

Richard G. Pfister (age 38) has served as a director of Altegris Funds since October 2004.   He has also served as a Vice President (October 2004 to January 2011) and currently serves as Executive Vice President (January 2011 to present).  Mr. Pfister has also served as (1) an Executive Vice President and director of Altegris (October 2004 to present); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); and (3) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst (CAIA) designation.

Kenneth I. McGuire (age 52) became the Chief Operating Officer of Altegris Funds in May 2010 and is a principal of Altegris Funds (June 2010 to present).  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to present), and Services (May 2010 to present).  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

Gurinder S. Ahluwalia (age 46) became a Director and principal of Altegris Funds in January 2011.  Mr. Ahluwalia has served as President and CEO of Genworth Financial Wealth Management (GFWM), an investment advisory firm (June 2009 to present), as Co-Chairman of GFWM (July 2008 to June 2009), and as Vice Chairman of AssetMark Investment Services, Inc. (“AssetMark”) (August 2006 to July 2008). GFWM was created by the 2008 combination of two affiliated investment advisory firms: AssetMark and Genworth Financial Asset Management, Inc. (“GFAM”). Mr. Ahluwalia has also served in the capacities as: (i) President, Chairman and a Trustee of Genworth Financial Asset Management Funds, a mutual fund complex (February 2004 to present); (ii) a Trustee of the Genworth Variable Insurance Trust, a mutual fund offered through variable insurance products (July 2008 to present); and (iii) as a Director on the Boards of GFWM (August 2008 to present), GFAM (January 2004 to August 2008), Genworth Financial Trust Company (“GFTC”), an Arizona chartered trust company and custodian (January 2004 to present), Centurion Financial Advisors, Inc. (“CFA”), an investment advisory firm (January 2004 to present), and Centurion Capital Group, Inc., an intermediate holding company for CFA, GFWM and GFTC (January 2004 to present). In addition, Mr. Ahluwalia has since July 2006 served as a Vice President of Genworth, the publicly traded global financial security company and parent company of Altegris Funds and its direct affiliates, as well as the ultimate parent holding company for all other Genworth affiliated companies. Mr. Ahluwalia holds a B.S. in Computer Science from New York University, a B.E. in Electrical Engineering from Cooper Union, and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

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

None.

(vi)           Promoters and Control Persons

Not Applicable.

(b)           Section 16(a) Beneficial Ownership Reporting Compliance

Altegris Funds, Jon C. Sundt, Robert J. Amedeo, Matthew C. Osborne and Richard G. Pfister each filed initial reports on Form 3 after the Interests became registered under Section 12 of the Securities Exchange Act of

1934.  Gurinder Ahluwalia filed an initial report on Form 3 after being appointed a director of Altegris Funds in January 2011.

(c)           Code of Ethics

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Altegris Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.  Richard G. Pfister previously filed a Form 5 on March 31, 2010, a late filing, and will file a Form 5 in April, 2011, also a late filing.  No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

(d)           Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees.  None of the principals, officers, or employees of Altegris Funds or Altegris receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of Altegris Funds, the General Partner of the Partnership, are compensated by Altegris and/or an affiliate in respect of their respective positions with such entities.  Altegris Funds receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests.  Altegris Funds also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

Altegris receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by Altegris.

During 2010, Altegris received, and from January 1, 2011, Altegris Futures, in its capacity as Introducing Broker to the Partnership, receives compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership or Altegris Funds. On December 31, 2010 Altegris Funds was acquired by Genworth Financial, Inc. in a transaction reported on Form 8-K on January 6, 2011.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to the Advisor.  As of February 28, 2011, Altegris Funds’ general partner interest in the Partnership was valued at $3,588, which constituted approximately 0% of the Partnership’s total assets.  As of February 28, 2011, the following directors and executive officers of Altegris Funds owned Interests in the Partnership.

Class	Name and Address	Value of Interests			Percentage Ownership
		Held Directly	Held Indirectly		Held Directly	Held Indirectly
Institutional	Jon C. Sundt 1200 Prospect Street, Suite 400 La Jolla, CA 92037		$25,852	*		0.00003%
Institutional	Robert J. Amedeo 1200 Prospect Street, Suite 400 La Jolla, CA 92037	$303,117			0.0004%
Institutional	Richard G. Pfister 1200 Prospect Street, Suite 400 La Jolla, CA 92037	$24,880	$5,357	*	0.00003%	0.000007%
* Held via a family trust.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $11,527,938 for the year ended December 31, 2010.  The Partnership paid to Altegris Funds administrative fees totaling $1,166,030 for the year ended December 31, 2010.

The Partnership paid to Altegris monthly continuing compensation of $1,094,158 for the year ended December 31, 2010.  In addition, Altegris, in its former capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., Newedge USA) the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $1,149,725 for the year ended December 31, 2010.  Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2010 the Partnership paid monthly brokerage charges of $7,108,761.  As of December 2010, the Partnership anticipates, but has not yet commenced entry into, spot and other foreign exchange over-the-counter transactions with NAST as principal counterparty.  Upon commencement of such transactions between the Partnership and NAST, Altegris, in its capacity as Introducing Broker for the Partnership, will receive a portion of the transaction fees received by NAST.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Partnership for professional audit services provided by Spicer Jeffries LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2010 and 2009.

FEE CATEGORY	2010	2009

Audit Fees	$82,500*	$82,500
Audit-Related Fees	-	-
Tax Fees	17,500	17,500
All Other Fees	-	-

TOTAL FEES	$100,000	$100,000
_________________
* Amount expected to be billed for 2010 services.

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

The board of directors of Altegris Funds pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

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

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.

*** Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011	WINTON FUTURES FUND, L.P. (US) By: ALTEGRIS PORTFOLIO MANAGEMENT, INC.
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: March 31, 2011
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of Altegris Portfolio Management, Inc.

WINTON FUTURES FUND, L.P. (US)
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

WINTON FUTURES FUND, L.P. (US)

____________

TABLE OF CONTENTS
_____________

WINTON FUTURES FUND, L.P. (US)
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the Partners of
Winton Futures Fund, L.P. (US)
To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2010, 2009 and 2008 is accurate and complete.

By: /s/ Robert J. Amedeo Altegris Portfolio Management, Inc. Commodity Pool Operator for Winton Futures Fund, L.P. (US) By: Robert J. Amedeo, Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Winton Futures Fund, L.P. (US)

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Winton Futures Fund, L.P. (US) (“the Partnership”) as of December 31, 2010 and 2009, and the related statements of operations and changes in partners’ capital for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winton Futures Fund, L.P. (US) as of December 31, 2010 and 2009, and the results of its operations and changes in partners’ capital for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 25, 2011

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 and DECEMBER 31, 2009

	2010	2009
ASSETS
Equity in Newedge USA, LLC account
Cash	$54,374,448	$57,157,995
Unrealized gain on open commodity futures contracts	22,951,037	2,751,248
Long options (cost $37,075 and $31,080)	26,870	15,760
Unrealized gain on open forward contracts	306,861	3,227

	77,659,216	59,928,230

Cash and cash equivalents	3,295,383	3,733,271
Investment securities at value
(cost - $668,127,850 and $469,559,059)	668,207,948	469,934,981
Interest receivable	370,248	719,323

Total assets	$749,532,795	$534,315,805

LIABILITIES
Short options (proceeds $68,475 and $68,320)	$52,595	$36,220
Commissions payable	803,819	611,622
Management fee payable	1,122,521	822,084
Administrative fee payable	117,803	77,788
Service fees payable	577,289	420,136
Incentive fee payable	6,826,279	249,171
Redemptions payable	6,198,800	3,504,884
Subscriptions received in advance	22,079,436	12,878,915
Other liabilities	548,322	249,209

Total liabilities	38,326,864	18,850,029

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,547	3,198
Limited Partners	711,202,384	515,462,578

Total partners' capital (Net Asset Value)	711,205,931	515,465,776

Total liabilities and partners' capital	$749,532,795	$534,315,805

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$1,500,000	4/26/2012	Federal Farm Credit Bank, 0.375%	$1,499,187	0.21%
10,000,000	11/9/2012	Federal Farm Credit Bank, 0.50%	9,955,220	1.40%
7,750,000	10/12/2012	Federal Farm Credit Bank, 0.55%	7,740,468	1.09%
5,000,000	10/4/2012	Federal Farm Credit Bank, 0.60%	4,998,485	0.70%
17,470,000	6/8/2012	Federal Farm Credit Bank, 0.64%	17,470,454	2.46%
10,000,000	9/17/2012	Federal Farm Credit Bank, 0.70%	10,006,880	1.41%
9,000,000	8/2/2012	Federal Farm Credit Bank, 0.73%	9,021,519	1.27%
13,350,000	6/14/2012	Federal Farm Credit Bank, 1.11%	13,396,124	1.88%
5,000,000	7/15/2011	Federal Home Loan Bank Disc Note, 0.25%	4,995,175	0.70%
5,500,000	12/30/2011	Federal Home Loan Bank, 0.50%	5,500,000	0.77%
10,000,000	8/23/2012	Federal Home Loan Bank, 0.50%	9,988,570	1.40%
10,000,000	10/25/2012	Federal Home Loan Bank, 0.55%	9,967,840	1.40%
11,360,000	10/18/2012	Federal Home Loan Bank, 0.625%	11,338,393	1.59%
5,000,000	11/15/2012	Federal Home Loan Bank, 0.625%	4,979,420	0.70%
6,600,000	12/10/2012	Federal Home Loan Bank, 0.70%	6,601,749	0.93%
2,000,000	12/14/2012	Federal Home Loan Bank, 0.75%	1,995,506	0.28%
11,165,000	7/18/2011	Federal Home Loan Bank, 1.125%	11,209,225	1.58%
1,035,000	8/5/2011	Federal Home Loan Bank, 1.375%	1,041,259	0.15%
15,150,000	7/8/2011	Federal Home Loan Mortg Corp Disc Note, 0.27%	15,135,911	2.13%
10,000,000	6/21/2011	Federal Home Loan Mortg Corp Disc Note, 0.27%	9,992,490	1.41%
11,340,000	8/29/2011	Federal Home Loan Mortgage Corp, 0.31%	11,325,009	1.59%
2,500,000	6/22/2012	Federal Home Loan Mortgage Corporation, 0.625%	2,498,765	0.35%
7,000,000	12/21/2012	Federal Home Loan Mortgage Corporation, 0.80%	6,983,172	0.98%
10,000,000	7/26/2012	Federal Home Loan Mortgage Corporation, 1.00%	10,003,140	1.41%
10,000,000	3/31/2011	Federal National Mortg Assoc Disc Note, 0.22%	9,997,580	1.41%
6,530,000	8/1/2011	Federal National Mortg Assoc Disc Note, 0.31%	6,522,379	0.92%
20,000,000	7/8/2011	Federal National Mortg Assoc Disc Note, 0.41%	19,981,400	2.81%
10,000,000	7/14/2011	Federal National Mortg Assoc Disc Note, 0.42%	9,990,400	1.40%
9,824,000	8/15/2011	Federal National Mortgage Association, 0.29%	9,796,063	1.38%
14,775,000	11/1/2012	Federal National Mortgage Association, 0.55%	14,727,336	2.07%
12,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	11,967,144	1.68%
6,125,000	12/6/2012	Federal National Mortgage Association, 0.75%	6,111,078	0.86%
17,000,000	9/17/2012	Federal National Mortgage Association, 0.75%	17,010,880	2.39%
5,500,000	12/13/2012	Federal National Mortgage Association, 0.80%	5,481,361	0.77%
14,000,000	7/12/2012	Federal National Mortgage Association, 1.05%	14,001,582	1.97%

Total U.S. Government Agency Bonds and Notes (cost - $323,151,066)			323,231,164	45.45%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2010

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$16,765,000	1/3/2011	Atmos Energy Corp Disc Note, 0.28%	$16,764,348	2.36%
4,865,000	1/3/2011	Autozone Inc Disc Note, 0.32%	4,864,741	0.68%
15,000,000	1/5/2011	Autozone Inc Disc Note, 0.32%	14,998,933	2.11%
7,108,000	1/7/2011	Autozone Inc Disc Note, 0.30%	7,107,585	1.00%
32,373,000	1/5/2011	Avery Dennison Corp Disc Note, 0.30%	32,371,112	4.55%
10,914,000	1/3/2011	Bank of America Repo, 0.07%	10,914,000	1.53%
27,150,000	1/4/2011	Barclays US Funding Corp Disc Note, 0.23%	27,145,143	3.82%
32,375,000	1/12/2011	Credit Agricole N A Disc Note, 0.28%	32,371,538	4.55%
32,370,000	1/5/2011	Dexia Delaware LLC Disc Note, 0.34%	32,367,860	4.55%
340,000	1/26/2011	Metlife Short Term Funding Disc Note, 0.24%	339,934	0.05%
25,000,000	1/4/2011	Nissan Mtr Accp CP Disc Note, 0.38%	24,996,660	3.51%
150,000	1/7/2011	Nissan Mtr Accp CP Disc Note, 0.38%	149,975	0.02%
6,430,000	1/3/2011	Pacificorp Disc Note, 0.30%	6,429,839	0.90%
18,600,000	1/12/2011	Philip Morris Intl Inc Disc Note, 0.21%	18,597,071	2.61%
32,375,000	1/5/2011	Prudential Funding Corp Disc Note, 0.30%	32,373,112	4.55%
14,000,000	1/5/2011	Reed Elsevier Inc Disc Note, 0.32%	13,999,129	1.97%
18,750,000	1/12/2011	Societe Generale North America Inc Disc, 0.27%	18,748,068	2.64%
4,056,000	1/3/2011	Societe Generale North America Inc Disc, 0.10%	4,055,966	0.57%
18,885,000	1/5/2011	Spectra Energy Captl Disc Note, 0.36%	18,883,642	2.66%
27,500,000	1/3/2011	Volkswagen of America Disc Note, 0.35%	27,498,128	3.87%

Total Corporate Notes and Repurchase Agreements (cost - $344,976,784)			344,976,784	48.50%

Total investment securities - United States (cost - $668,127,850)			$668,207,948	93.95%

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2010

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 11 - May 11	2,201		$7,417,490	1.04%
Currencies	Mar-11	2,595		7,864,918	1.11%
Energy	Jan 11 - Apr 11	750		2,099,592	0.30%
Interest Rates	Jan 11 - Sept 12	2,052		202,835	0.03%
Metals	Jan 11 - Nov 11	1,097		9,067,155	1.27%
Stock Indices	Jan 11 - Mar 11	3,192		1,755,026	0.25%
Treasury Rates	Mar-11	6		938	0.00%

Total long futures contracts		11,893		28,407,954	4.00%

SHORT FUTURES CONTRACTS:
Currencies	Jan 11 - Mar 11	652		(895,501)	(0.13)%
Energy	Jan 11 - Mar 11	195		(461,075)	(0.06)%
Interest Rates	Mar 11 - Mar 13	1,203		(912,147)	(0.13)%
Metals	Jan 11 - Nov 11	281		(2,883,257)	(0.41)%
Stock Indices	Jan 11 - Mar 11	119		47,938	0.01%
Treasury Rates	Mar-11	734		(352,875)	(0.05)%

Total short futures contracts		3,184		(5,456,917)	(0.77)%

Total futures contracts		15,077		$22,951,037	3.23%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $37,075)	Jan 11 - Mar 11	61		$26,870	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $68,475)	Jan 11 - Mar 11	61		$52,595	0.01%

LONG FORWARD CONTRACTS:
Currencies	Jan 11 - Mar 11	$8,953,081	(1)	$(122,541)	(0.02)%

SHORT FORWARD CONTRACTS:
Currencies	Jan 11 - Mar 11	$26,337,522	(1)	429,402	0.06%

Total forward currency contracts				$306,861	0.04%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009

INVESTMENT SECURITIES
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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
 STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$80,737,744	$(15,134,007)	$39,189,837
Change in unrealized	20,492,318	(1,403,056)	2,819,778
Brokerage commissions	(9,080,039)	(5,636,378)	(499,445)

Gain (loss) from trading futures	92,150,023	(22,173,441)	41,510,170

Gain (loss) on trading of securities
Realized	6,417	(1,633)	5,605
Change in unrealized	(295,824)	260,900	115,022

Gain (loss) from trading securities	(289,407)	259,267	120,627

Foreign currency translation gains (losses)	(699,140)	(366,896)	276,309

Total trading gains (losses)	91,161,476	(22,281,070)	41,907,106

NET INVESTMENT INCOME (LOSS)
Income
Interest income	3,110,927	3,044,150	3,801,283

Expenses
Management fee	11,527,938	7,310,067	2,474,653
Administrative fee	1,166,030	616,020	49,259
Service fees	5,849,080	4,014,434	1,864,912
Incentive fee	14,074,548	546,869	8,685,185
Professional fees	2,097,027	1,169,523	515,291

Total expenses	34,714,623	13,656,913	13,589,300

Net investment (loss)	(31,603,696)	(10,612,763)	(9,788,017)

NET INCOME (LOSS)	$59,557,780	$(32,893,833)	$32,119,089

See accompanying notes.

WINTON FUTURES FUND, L.P. (US)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner
Balances at December 31, 2007	$95,514,861	$35,501,499	50,243,852	9,766,611	0	0	0	$2,899
Transfers	0	(3,428,705)	(63,946,413)	0	(262,983)	260,072	67,378,029	0

Capital additions	178,574,330	64,322,008	32,627,859	0	29,770,930	26,373,531	25,480,002	0

Capital withdrawals	(47,036,859)	(3,474,589)	(14,264,716)	(8,174,000)	(113,314)	(54,100)	(20,956,140)	0

Net income for the year
ended December 31, 2008	32,119,089	13,188,377	11,614,186	1,563,864	1,779,682	1,685,068	2,287,318	594

Offering costs	(123,943)	(61,913)	(28,720)	(5,995)	(2,994)	(2,145)	(22,174)	(2)
Balances at December 31, 2008	259,047,478	106,046,677	16,246,048	3,150,480	31,171,321	28,262,426	74,167,035	3,491
Transfers	0	(1,619,578)	918,871	0	(584,077)	92,967	1,191,817	0

Capital additions	341,256,824	169,092	1,121	37,650,000	154,019,760	85,850,610	63,566,241	0

Capital withdrawals	(51,787,951)	(16,975,386)	(1,277,714)	(8,581,457)	(7,082,968)	(3,645,724)	(14,224,702)	0

Net (loss) for the year
ended December 31, 2009	(32,893,833)	(8,460,393)	(1,146,642)	(1,785,361)	(9,287,406)	(5,305,870)	(6,907,869)	(292)

Offering costs	(156,742)	(37,727)	(6,117)	(6,107)	(40,512)	(27,680)	(38,598)	(1)
Balances at December 31, 2009	515,465,776	79,122,685	14,735,567	30,427,555	168,196,118	105,226,729	117,753,924	3,198
Transfers	0	(453,632)	246,598	(8,536)	(1,311,937)	(151,857)	1,679,364	0

Capital additions	206,104,505	0	0	0	98,969,697	65,849,181	41,285,627	0

Capital withdrawals	(69,814,413)	(10,772,314)	(2,182,836)	(7,376,730)	(21,068,451)	(8,958,253)	(19,455,829)	0

Net income for the year
ended December 31, 2010	59,557,780	7,863,162	1,711,100	3,346,314	17,656,580	14,580,220	14,400,055	349

Offering costs	(107,717)	(12,743)	(2,545)	(5,108)	(38,542)	(25,968)	(22,811)	0
Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

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

Cash and Cash Equivalents
Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with original maturity dates of 90 days or less.

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

The availability of valuation techniques and observable inputs can vary from assets and liabilities and is affected by a wide variety of factors, including the type of asset or liability, whether the asset or liability is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the asset or liability existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

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

The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate bonds are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2010 and 2009:

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

              (1) See Note 1.  "Financial Derivative Instruments" for fair value in each type of contracts within this category.

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

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports his allocable share of income, gain, loss, deductions or credits on its own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended December 31, 2010 and the 2009.

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

The following presents the fair value of derivative contracts at December 31, 2010 and 2009.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

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

Financial Derivative Instruments (continued)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2010 and 2009.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

(1) Represents the U.S. equivalent of the notional amount bought or sold.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The number of contracts closed for futures contracts and options on futures contracts represents the number of contracts closed during the years ended December 31, 2010 and 2009 in the applicable category.

Reclassifications

Certain amounts in the 2009 and 2008 financial statements were reclassified to conform with the 2010 presentation.

Recently Issued Accounting Pronouncement

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06) entitled Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic of the Codification to add new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU 2010-06 did not have a material impact on the Partnership’s financial statements.

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

Advisory Contract (continued)

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the years ended December 31, 2010, 2009 and 2008 were $5,287,476, $3,266,333 and $933,820, respectively.

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

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the years ended December 31, 2010, 2009 and 2008 were $6,240,462, $4,043,734 and $1,540,833, respectively.  Management fees payable to the General Partner as of December 31, 2010 and 2009 were $606,442 and $446,310, respectively.

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

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and an independent introducing broker registered with the Commodity Futures Trading Commission.  Altegris has entered into a selling agreement with the Partnership where it receives 2% per annum as continuing compensation for interests sold by Altegris that are outstanding at month end.  Altegris, as the Partnership’s introducing broker, also receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the years ended December 31, 2010, 2009 and 2008, commissions, interest income and continuing compensation received by Altegris amounted to $9,352,644, $6,358,789 and $1,807,841, respectively.

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

The following information presents the financial highlights of the Partnership for the years ended December 31, 2010, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	December 31, 2010
	Original Class A	Original Class B	Special Interests	(5) Class A	(5) Class B	(5) Institutional Interests

Total return for Limited Partners	10.88%	12.04%	11.77%	8.03%	10.36%	11.43%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.12%	2.08%	1.88%	4.95%	2.94%	2.12%
Incentive fees	1.61%	1.64%	2.06%	2.59%	2.51%	2.25%

Total expenses	4.73%	3.72%	3.94%	7.54%	5.45%	4.37%

Net investment (loss) (1) (2)	(2.59)%	(1.55)%	(1.35)%	(4.44)%	(2.44)%	(1.60)%

	December 31, 2009
	Original Class A	Original Class B	Special Interests	(5) Class A	(5) Class B	(5) Institutional Interests

Total return for Limited Partners	(8.39)%	(7.46)%	(7.38)%	(10.28)%	(8.41)%	(7.56)%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.06%	2.07%	1.83%	4.88%	2.89%	2.07%
Incentive fees	0.00%	0.01%	0.11%	0.25%	0.19%	0.09%

Total expenses	3.06%	2.08%	1.94%	5.13%	3.08%	2.16%

Net investment (loss) (1) (2)	(2.36)%	(1.36)%	(1.08)%	(4.14)%	(2.16)%	(1.35)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized only for Class A, Class B and Institutional Interests.
(4)	Not annualized.
(5)	Class A, Class B and Institutional Interests were first issued effective July 1, 2008.

WINTON FUTURES FUND, L.P. (US)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -	FINANCIALHIGHLIGHTS (CONTINUED)

	December 31, 2008
	Original Class A	Original Class B	Special Interests	(5) Class A	(5) Class B	(5) Institutional Interests

Total return for Limited Partners (4)	20.33%	21.58%	21.93%	1.29%	2.16%	3.52%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.13%	1.97%	1.77%	5.08%	3.06%	2.18%
Incentive fees (4)	4.27%	6.70%	5.07%	2.95%	3.32%	1.22%

Total expenses	7.40%	8.67%	6.84%	8.03%	6.38%	3.40%

Net investment (loss) (1) (2) (3)	(1.09)%	0.54%	0.56%	(3.65)%	(1.70)%	(0.49)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1) (2)	Includes offering costs, if any. Excludes incentive fee.
(3)	Annualized only for Class A, Class B and Institutional Interests.
(4) (5)	Not annualized. Class A, Class B and Institution Interests were first issued effective July 1, 2008