Form 10-Q
period 2011-03-31
ALTEGRIS WINTON FUTURES FUND LP
filed 2011-05-24
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2011 (Unaudited) and DECEMBER 31, 2010 (Audited)

	2011	2010
ASSETS
Equity in Newedge USA, LLC account
Cash	$59,208,451	$54,374,448
Unrealized gain on open commodity futures contracts	13,347,499	22,951,037
Long options (cost $45,090 and $37,075)	7,909	26,870
Unrealized gain (loss) on open forward contracts	(7,260)	306,861

	72,556,599	77,659,216

Cash and cash equivalents	18,395,469	3,295,383
Investment securities at value
(cost - $753,997,506 and $668,127,850)	753,520,999	668,207,948
Interest receivable	408,675	370,248

Total assets	$844,881,742	$749,532,795

LIABILITIES
Short options (proceeds $92,065 and $68,475)	$19,644	$52,595
Payable for securities purchased	49,993,750	0
Commissions payable	885,975	803,819
Management fee payable	1,259,391	1,122,521
Administrative fee payable	131,478	117,803
Service fees payable	632,662	577,289
Incentive fee payable	3,303,563	6,826,279
Redemptions payable	5,662,165	6,198,800
Subscriptions received in advance	17,524,247	22,079,436
Other liabilities	486,947	548,322

Total liabilities	79,899,822	38,326,864

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,585	3,547
Limited Partners	764,978,335	711,202,384

Total partners' capital (Net Asset Value)	764,981,920	711,205,931

Total liabilities and partners' capital	$844,881,742	$749,532,795

See accompanying notes

WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$1,500,000	4/26/2012	Federal Farm Credit Bank, 0.325%	$1,500,057	0.20%
10,000,000	11/9/2012	Federal Farm Credit Bank, 0.50%	9,953,890	1.30%
7,750,000	10/12/2012	Federal Farm Credit Bank, 0.55%	7,737,530	1.01%
5,000,000	10/4/2012	Federal Farm Credit Bank, 0.60%	4,994,290	0.65%
10,000,000	9/17/2012	Federal Farm Credit Bank, 0.70%	10,000,000	1.31%
9,000,000	8/2/2012	Federal Farm Credit Bank, 0.73%	9,013,554	1.18%
30,000,000	3/22/2013	Federal Farm Credit Bank, 0.75%	29,830,500	3.90%
20,000,000	4/4/2013	Federal Farm Credit Bank, 0.84%	19,949,460	2.61%
10,000,000	1/25/2013	Federal Farm Credit Bank, 0.85%	9,972,620	1.30%
5,000,000	3/1/2013	Federal Farm Credit Bank, 1.02%	5,008,375	0.65%
13,350,000	6/14/2012	Federal Farm Credit Bank, 1.11%	13,370,813	1.75%
10,000,000	8/23/2012	Federal Home Loan Bank , 0.50%	9,988,140	1.31%
10,000,000	10/25/2012	Federal Home Loan Bank , 0.55%	9,965,570	1.30%
11,360,000	10/18/2012	Federal Home Loan Bank , 0.625%	11,328,953	1.48%
5,000,000	11/15/2012	Federal Home Loan Bank , 0.625%	4,978,160	0.65%
6,600,000	12/10/2012	Federal Home Loan Bank , 0.70%	6,592,542	0.86%
2,000,000	12/14/2012	Federal Home Loan Bank , 0.75%	1,994,208	0.26%
20,000,000	4/16/2013	Federal Home Loan Bank , 1.00%	19,928,360	2.61%
5,000,000	3/8/2013	Federal Home Loan Bank , 1.15%	5,004,930	0.65%
11,165,000	7/18/2011	Federal Home Loan Bank , 1.125%	11,195,994	1.46%
10,000,000	4/19/2013	Federal Home Loan Bank , 1.125%	9,983,700	1.31%
1,035,000	8/5/2011	Federal Home Loan Bank , 1.375%	1,039,543	0.14%
12,200,000	4/15/2011	Federal Home Loan Bank Disc Note, 0.07%	12,199,902	1.59%
7,000,000	2/19/2013	Federal Home Loan Mortgage Corporation, 0.625%	7,003,332	0.92%
5,000,000	1/28/2013	Federal Home Loan Mortgage Corporation, 1.00%	4,996,400	0.65%
5,000,000	6/21/2011	Federal Home Loan Mortgage Corporation Disc Note, 0.27%	4,998,990	0.65%
5,290,000	7/8/2011	Federal Home Loan Mortgage Corporation Disc Note, 0.27%	5,288,418	0.69%
11,340,000	8/29/2011	Federal Home Loan Mortgage Corporation Disc Note, 0.31%	11,333,865	1.48%
14,775,000	11/1/2012	Federal National Mortgage Association, 0.55%	14,726,272	1.93%
12,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	11,964,732	1.56%
6,125,000	12/6/2012	Federal National Mortgage Association, 0.75%	6,108,469	0.80%
5,500,000	12/13/2012	Federal National Mortgage Association, 0.80%	5,479,601	0.72%
15,900,000	1/7/2013	Federal National Mortgage Association, 1.00%	15,885,770	2.08%
39,040,000	5/9/2011	Federal National Mortg Assoc Disc Note, 0.09%	39,037,931	5.10%
5,800,000	5/25/2011	Federal National Mortg Assoc Disc Note, 0.09%	5,799,565	0.76%
20,000,000	7/8/2011	Federal National Mortg Assoc Disc Note, 0.41%	19,994,020	2.61%
10,000,000	7/14/2011	Federal National Mortg Assoc Disc Note, 0.42%	9,996,820	1.31%
6,530,000	8/1/2011	Federal National Mortg Assoc Disc Note, 0.31%	6,527,127	0.85%
9,824,000	8/15/2011	Federal National Mortg Assoc Disc Note, 0.29%	9,796,064	1.28%
Total U.S. Government Agency Bonds and Notes (cost - $404,944,973)			404,468,466	52.87%

See accompanying notes

WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2011

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$7,690,000	4/4/2011	American Water Warks Corp Disc Note, 0.32%	$7,689,522	1.01%
14,700,000	4/6/2011	American Water Warks Corp Disc Note, 0.32%	14,698,955	1.92%
12,500,000	4/7/2011	American Water Warks Corp Disc Note, 0.30%	12,499,271	1.63%
5,000,000	4/1/2011	Avery Dennison Corp Disc Note, 0.30%	4,999,958	0.65%
30,000,000	4/6/2011	Avery Dennison Corp Disc Note, 0.30%	29,998,250	3.92%
35,000,000	4/1/2011	BMW US Capital Disc Note, 0.28%	34,999,728	4.58%
2,105,000	4/18/2011	Bank of Nova Scotia, 0.20%	2,104,708	0.28%
11,000,000	4/29/2011	Bank of Nova Scotia, 0.17%	10,998,442	1.44%
33,985,000	4/13/2011	Credit Agricole N A Disc Note, 0.22%	33,980,639	4.44%
9,500,000	4/7/2011	John Deere Disc Note, 0.18%	9,498,622	1.24%
5,500,000	4/7/2011	John Deere Disc Note, 0.18%	5,499,202	0.72%
7,000,000	4/14/2011	John Deere Disc Note, 0.18%	6,999,020	0.91%
5,000,000	4/1/2011	Dentsply Intl Inc Disc Note, 0.30%	4,999,958	0.65%
35,000,000	4/6/2011	Dexia Delaware LLC Disc Note, 0.28%	34,998,129	4.58%
11,097,000	4/1/2011	Kinder Mmorgan Management Disc Note, 0.30%	11,096,908	1.45%
15,000,000	4/6/2011	Prudential Funding Corp Dis Note, 0.28%	14,999,183	1.96%
5,000,000	4/4/2011	Safeway, Inc. Captl Disc Note, 0.30%	4,999,750	0.65%
35,000,000	4/5/2011	Sempra Energy Captl Disc Note, 0.30%	34,997,958	4.58%
2,000,000	4/1/2011	Societe Gen No Amer Disc Note, 0.18%	1,999,910	0.26%
8,000,000	4/13/2011	Societe Gen No Amer Disc Note, 0.19%	7,999,198	1.05%
23,901,000	4/15/2011	Societe Gen No Amer Disc Note, 0.19%	23,898,351	3.12%
22,400,000	4/6/2011	Spectra Energy Captl Disc Note, 0.33%	22,398,152	2.93%
12,700,000	4/8/2011	Spectra Energy Captl Disc Note, 0.33%	12,698,719	1.66%
Total Corporate Notes and Repurchase Agreements (cost - $349,052,533)			349,052,533	45.63%

Total investment securities - United States (cost - $753,997,506)			$753,520,999	98.50%

See accompanying notes

WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2011

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 11 - Aug 11	1,347		$456,187	0.06%
Currencies	Jun-11	3,078		3,646,503	0.48%
Energy	Apr 11 - Sep 11	907		1,942,759	0.25%
Interest Rates	May 11 - Dec 12	2,410		(259,528)	(0.03)%
Metals	May 11 - Mar 12	1,062		916,689	0.12%
Stock Indices	Apr 11 - Jun 11	2,588		5,093,128	0.67%
Treasury Rates	Jun-11	102		(75,422)	(0.01)%

Total long futures contracts		11,494		11,720,316	1.54%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 11 - Jul 11	371		603,597	0.08%
Energy	Apr 11 - Jun 11	247		(354,683)	(0.05)%
Interest Rates	Jun 11 - Jun 13	3,224		1,578,402	0.21%
Metals	May 11 - Mar 12	209		(158,933)	(0.02)%
Stock Indices	Jun-11	38		3,946	0.00%
Treasury Rates	Apr 11 - Jun 11	779		(45,146)	(0.01)%

Total short futures contracts		4,868		1,627,183	0.21%

Total futures contracts		16,362		$13,347,499	1.75%

LONG OPTIONS CONTRACTS:
Future options (cost of $45,090)	Apr 11 - June 11	59		$7,909	0.00%

SHORT OPTIONS CONTRACTS:
Future options (proceeds of $92,065)	Apr 11 - June 11	60		$19,644	0.00%

LONG FORWARD CONTRACTS:
Currencies	Apr 11 -Jun 11	$1,334,147,564	(1)	$345,302	0.05%

SHORT FORWARD CONTRACTS:
Currencies	Apr 11 -Jun 11	$212,881,218	(1)	(352,562)	(0.05)%

Total forward currency contracts				$(7,260)	0.00%

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

See accompanying notes

WINTON FUTURES FUND, L.P.
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

See accompanying notes

WINTON FUTURES FUND, L.P.
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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	2011	2010
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$28,278,478	$6,564,944
Change in unrealized	(9,888,094)	19,388,118
Brokerage commissions	(2,818,949)	(1,978,355)

Gain (loss) from trading futures	15,571,435	23,974,707

Gain (loss) on trading of securities
Realized	366,480	7,686
Change in unrealized	(556,605)	(143,202)

Gain (loss) from trading securities	(190,125)	(135,516)

Foreign currency translation gains (losses)	947,408	(308,000)

Total trading gains (losses)	16,328,718	23,531,191

NET INVESTMENT INCOME (LOSS)
Income
Interest income	536,574	909,334

Expenses
Management fee	3,663,474	2,462,511
Administrative fee	383,138	239,852
Service fees	1,789,342	1,279,328
Incentive fee	3,303,563	1,809,175
Professional fees	542,057	347,948

Total expenses	9,681,574	6,138,814

Net investment (loss)	(9,145,000)	(5,229,480)

NET INCOME (LOSS)	$7,183,718	$18,301,711

See accompanying notes

WINTON FUTURES FUND, L.P,
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
 THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

Transfers	0	0	0	0	(610,338)	(936,722)	1,547,060	0

Capital additions	61,345,731	0	0	0	27,751,475	14,711,856	18,882,400	0

Capital withdrawals	(14,704,458)	(1,357,630)	(220,588)	0	(6,706,419)	(5,856,993)	(562,828)	0

Net income for the three months
ended March 31, 2011	7,183,718	785,915	188,167	359,559	1,612,404	2,028,097	2,209,538	38

Offering costs	(49,002)	(4,815)	(927)	(1,713)	(18,220)	(11,944)	(11,383)	0

Balances at March 31, 2011	$764,981,920	$75,170,628	$14,474,536	$26,741,341	$284,432,367	$186,454,346	$177,705,117	$3,585

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

Transfers	0	(49,841)	49,841	0	(592,265)	240,101	352,164	0

Capital additions	37,239,671	0	0	0	22,843,738	11,007,933	3,388,000	0

Capital withdrawals	(18,547,907)	(3,161,778)	(244,341)	0	(6,130,241)	(2,050,278)	(6,961,269)	0

Net income for the three months
ended March 31, 2010	18,301,711	2,797,213	586,972	1,179,471	5,441,898	4,038,899	4,257,138	120

Offering costs	(7,715)	(1,155)	(216)	(444)	(2,567)	(1,607)	(1,726)	0

Balances at March 31, 2010	$552,451,536	$78,707,124	$15,127,823	$31,606,582	$189,756,681	$118,461,777	$118,788,231	$3,318

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

The Partnership was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Second Amended Agreement of Limited Partnership (“Agreement”).  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the "General Partner").  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
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

ALTEGRIS WINTON FUTURES FUND, L.P.
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

The availability of valuation techniques and observable inputs can vary among assets and liabilities and is affected by a wide variety of factors, including the type of asset or liability, whether it is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the asset or liability existed. Accordingly, the degree of judgment exercised by the Partnership in determining fair value is greatest for assets and liabilities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined by the lowest level input that is significant to the fair value measurement.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The Partnership values futures and options on futures contracts at the closing price of the contract's primary exchange. The Partnership includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

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

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of March 31, 2011

Assets
Futures contracts(1)	$13,347,499	$-		$-	$13,347,499
Options contracts	7,909	-			7,909
U.S. Government agency obligations	404,468,466	-		-	404,468,468
Corporate notes and repurchase agreements	-	349,052,533		-	349,052,533

	$417,823,874	$349,052,533		$-	$766,876,407

Liabilities:
Forward currency contracts	$-	$7,260		$-	7,260
Options contracts	19,644	-		-	19644

				-
	$19,644	$7,260	$		$26,904

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010

Assets
Futures contracts(1)	$22,951,037	$-	$-	$22,951,037
Options contracts	26,870	-		26,870
Forward currency contracts	-	306,861	-	306,861
U.S. Government agency obligations	323,231,164	-		323,231,164
Corporate notes and repurchase agreements		344,976,784	-	34,976,7843

	$346,209,071	$345,283,645	$-	$691,492,716

Liabilities:
Forward currency contracts	$52,595	$-	$-	52,595

(1) See Note 1.  "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

ALTEGRIS WINTON FUTURES FUND, L.P.
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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended March 31, 2011 and December 31, 2010.

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

The following presents the fair value of derivative contracts at March 31, 2011 and December 31, 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	March 31, 2011

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$17,149,413	$(3,801,914)	$13,347,499

Options on Futures Contracts	7,909	(19,644)	(11,735)

Forward Currency Contracts	428,105	(435,365)	(7,260)

Total Gross Fair Value of Derivatives	$17,585,427	$(4,256,923)	$13,328,504

The following presents the fair vlaue of derivative contracts at December 31, 2010

	December 31, 2010

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$29,721,256	$(6,770,219)	$22,951,037

Options on Futures Contracts	26,870	(52,595)	(25,725)

Forward Currency Contracts	521,425	(214,564)	306,861

Total Gross Fair Value of Derivatives	$30,269,551	$(7,037,378)	$23,232,173

The following presents the trading results of the Partnership's derivative trading and information related to the volume of the Partnership's derivative activity for the three months ended March 31, 2011 and 2010.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

	Three Months Ended March 31, 2011

	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$28,055,515	$(9,603,538)	40,651

Options on Futures Contracts	60,880	29,565	284

Forward Currency Contracts	162,083	(314,121)	3,724,789,815	(1)

Total Gross Fair Value of Derivatives	$28,278,478	$(9,888,094)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

	Three Months Ended March 31, 2010

	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$6,539,606	$19,326,729	36,944

Options on Futures Contracts	59,581	(7,173)	284

Forward Currency Contracts	(34,243)	68,562	16,121,727	(1)

Total Gross Fair Value of Derivatives	$6,564,944	$19,388,118

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The number of contracts closed for futures contracts and options on futures contracts represents the number of contracts closed during the three months ended March 31, 2011 and 2010 in the applicable category.

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

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the three months ended March 31, 2011 and 2010 were $1,690,007 and $1,126,219, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -	AGREEMENTS AND RELATED PARTIES (CONTINUED)

General Partner Management Fee (continued)

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the three months ended March 31, 2011 and 2010 were $1,973,467 and $1,336,292, respectively.  Management fees payable to the General Partner as of March 31, 2011 and December 31, 2010 were $677,633 and $606,442, respectively.

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

Related Party

Altegris Investments, Inc. (“Altegris”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris served as the Partnership’s introducing broker.  Altegris has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the three months ended March 31, 2011, commissions received by Altegris Futures and continuing compensation received by Altegris amounted to $2,984,696 and for the three months ended March 31, 2010, commissions and continuing compensation received by Altegris amounted to $1,968,110.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -	AGREEMENTS AND RELATED PARTIES (CONTINUED)

Related Party (continued)

The Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a monthly flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 -	FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	March 31, 2011
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	1.04%	1.29%	1.36%	0.58%	1.08%	1.29%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.08%	2.06%	1.81%	4.90%	2.89%	2.08%
Incentive fees (4)	0.44%	0.44%	0.44%	0.44%	0.44%	0.44%

Total expenses	3.52%	2.50%	2.25%	5.34%	3.33%	2.52%

Net investment (loss) (1) (2) (3)	(2.79)%	(1.78)%	(1.53)%	(4.62)%	(2.61)%	(1.79)%

	March 31, 2010
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)	3.75%	4.01%	3.87%	2.78%	3.40%	3.72%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.03%	1.98%	1.79%	4.86%	2.84%	2.01%
Incentive fees (4)	0.01%	0.00%	0.20%	0.52%	0.42%	0.29%

Total expenses	3.04%	1.98%	1.99%	5.38%	3.26%	2.30%

Net investment (loss) (1) (2) (3)	(2.34)%	(1.29)%	(1.10)%	(4.17)%	(2.15)%	(1.32)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

-------------------------
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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2011 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2011.

Three Months Ended March 31, 2011

During the first quarter of 2011, the Partnership achieved net realized and unrealized gains of $15,571,435 from its trading activities, net of brokerage commissions of $2,818,949.  The Partnership accrued total expenses of $9,681,574, including $3,663,474 in management fees paid to the General Partner, and $2,331,399  in service and professional fees.  The Partnership earned $536,574 in interest income during the first quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2011 is set forth below.

The Partnership experienced a loss in January 2011.  The broader equity markets continued to rally on the release of positive GDP numbers in the US. Gold prices fell during the month and Brent Crude oil rallied as social unrest in Tunisia and Egypt continued.  Gains in the Partnership were focused in futures contracts on stock indices and agricultural commodities, futures contracts on precious metals and currencies were the worst performing sectors during the month. The Partnership achieved a gain in February 2011.  The upward trend in the U.S. equities markets that started in October 2010 was reversed in the last days of the month. Rising tensions in the Middle East pushed up the price of crude oil. The top performing sectors for the Partnership were futures contracts on energies and precious metals as Silver hit twenty-year highs. Losses in the portfolio were focused in futures contracts on bonds.  The Partnership experienced a loss in March 2011.  Events in the markets were dominated during the month by the natural disaster in Japan. Futures contracts on energies were the top performing sector for the Partnership as oil prices continued to rise on news of political instability in the Middle East.  The Partnership also posted gains in currencies and precious metals.  Losses during the month were concentrated in futures contracts on stock indices and base metals as the Partnership ended the month down.

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

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings.

None.

Item 1A:  Risk Factors.

Trading Decisions Based on Technical Analysis.  The Advisor uses trading programs that use “technical” factors in identifying price moves.  The success of technical analysis depends upon the occurrence in the future of price movements.  Technical systems will not be profitable and may in fact produce losses if there are no market moves of the kind the system seeks to follow.  Any factor that would make it more difficult to execute the trades identified, such as a reduction of liquidity, also would reduce profitability.  There is no assurance that the Advisor’s trading systems will generate profits under all or any market conditions.

Possible Effects of Other Similar Systems.  Commodity trading systems which use signals like the Advisor’s are not new.  If many traders follow similar systems, these systems may generate similar buy and sell orders at the same time.  Depending on the liquidity of a market, this could cause difficulty in executing orders.  The Advisor believes that although there has been an increase in the number of trading systems in recent years, there also has been an increase in the overall trading volume and liquidity in the futures markets.

Reliance on Key Personnel. The Advisor has exclusive responsibility for trading for the Partnership.  The Advisor depends on the services of one or two key persons.  If they cannot or will not provide those services, it could adversely affect the Advisor’s ability to trade for the Partnership.  If this occurs, the General Partner may terminate the contract.

Changes in Trading Strategies.  The Advisor can make any changes in its trading strategies if it believes that they will be in the Partnership’s best interests.  A change in commodities traded is not a change in trading strategy.

Possible Effects of Speculative Position Limits and Accountability Levels.  The CFTC and U.S. exchanges have established speculative position limits and accountability levels.  Position limits control the number of net long or net short speculative futures or option (on futures) positions any person may hold or control in futures or option contracts traded on U.S. exchanges.  Position accountability levels are position levels established by an exchange that, if reached by a person, cause such person to be subject to instructions by such exchange to reduce or not increase such position.  Most trading advisors control the commodity trading of other accounts.  All positions and accounts owned or controlled by the Advisor and its principals are combined with the Partnership’s positions established by it for position limit and accountability level purposes. In order to comply with position limits or exchange limitations arising out of having positions subject to accountability levels, it is possible that the Advisor will have to modify its trading instructions, and that positions held by the Partnership will have to be liquidated. That could have a negative effect on the Partnership’s profitability.  In addition, all commodity accounts of the General Partner and its affiliates may also be combined with the Partnership for position limit and accountability level purposes.

No Assurance of the Advisor’s Continued Services.  Either the Advisor or the Partnership can terminate the advisory contract on written notice.

Increase in Amount of Funds Managed.  If the Advisor manages more money in the future, including money raised in this offering, such additional funds could affect its performance or trading strategies.  There is no guarantee that the Partnership’s investment results will be similar to the Advisor’s past performance.

Increase in Amount of Funds Managed.  The Advisor’s assets under management have steadily increased and may continue to increase, including money raised in this offering, and such additional funds could affect its performance or trading strategies.  There is no guarantee that the Partnership’s investment results will be similar to the Advisor’s past performance

Failure of Clearing Brokers, Counterparties, Banks, Custodians and other Financial Firms.  Commodity brokers must maintain the Partnership’s assets (other than assets used to trade foreign futures or options on foreign markets) in a segregated account.  If Newedge USA goes bankrupt, the Partnership could lose money as it may only be able to recover a pro rata share of the property available for distribution to all of Newedge USA’s customers.  In addition, even if Newedge USA adequately segregates the Partnership’s assets, the Partnership may still be subject to risk of loss of funds on deposit with Newedge USA should another customer of Newedge USA fail to satisfy deficiencies in such other customer’s account.  Similarly, assets in Partnership accounts at NAST, an unregulated entity, are not held in segregation and are subject to the risk of loss should that institution fail.  Other institutions will have custody of the assets of the Partnership, including the Custodian and various other banks or financial institutions whose services are utilized by the Partnership.  Such institutions may encounter financial difficulties that impair the Partnership’s operating capabilities or capital position.  The General Partner will attempt to limit the Partnership’s deposits and transactions to only well-capitalized institutions in an effort to mitigate such risks, but there can be no assurance that even a well-capitalized, major institution will not become bankrupt or otherwise fail.

Forward and Cash Trading. The Partnership may trade in spot and forward contracts on currencies.  For this purpose, the Partnership will contract with or through Newedge Alternative Strategies, Inc. (NAST) to make or take future delivery of a particular currency. NAST or its affiliates may extend the Partnership a credit line to enable it to engage in such trading. The Partnership may also trade options on currencies. Although the currency market is not believed to be necessarily more volatile than the market in other commodities, there is less protection against defaults in the forward trading of currencies because such contracts are not effected on or through an exchange or clearinghouse. Trading in forward currencies and over-the-counter derivatives, including swaps and options, among sophisticated market participants is not generally regulated by any regulatory body. Therefore, with respect to this trading, the Partnership is not afforded the protections provided by trading on regulated exchanges, including segregation of funds. In any principal contract, the Partnership must rely on the creditworthiness of its counterparty.

The trading of over-the-counter instruments, subjects the Partnership to a variety of risks including: 1) counterparty risk; 2) basis risk; 3) interest rate risk; 4) settlement risk; 5) legal risk; and 6) operational risk. Counterparty risk is the risk that the Partnership’s counterparties might default on their obligation to pay or perform generally on their obligations. The over-the-counter markets and some foreign markets are principals’ markets. That means that performance of the contract is the responsibility only of the individual firm or member on the other side of the trade and not any exchange or clearing corporation. Such counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Partnership has concentrated its transactions with a single or small group of counterparties. Basis risk is the risk attributable to the movements in the spread between the derivative contract price and the future price of the underlying instrument. Interest rate risk is the general risk associated with movements in interest rates. Settlement risk is the risk that a settlement in a transfer system does not take place as expected. Legal risk is the risk that a transaction proves unenforceable in law or because it has been inadequately documented. Operational risk is the risk of unexpected losses arising from deficiencies in a firm’s management information, support and control systems and procedures. Transactions in over-the-counter derivatives may involve other risks as well, as there is no exchange market on which to close out an open position. It may be impossible to liquidate an existing position, to assess the value of a position or to assess the exposure to risk.

Substantial Charges to Partnership. The Partnership pays substantial fees and charges. As a result, the Partnership must make substantial profits for your Interest to increase in value.

Potential Cross Liability. The Partnership offers Class A, Class B and Institutional Interests. The only difference between the Interests is the investment minimum and fees. Capital contributions by a single subscriber for a Class of Interest upon acceptance of the subscriber as a Limited Partner will represent a single Interest in the Partnership for that subscriber’s respective Class of Interest. An Interest in any Class reflects a Partner’s percentage of the Partnership’s net assets with respect to the Class of Interest owned by the Partner. Interests are not issued in certificate form. Although separate Classes of Interests are offered, the proceeds from the sale of Interests will be pooled by the Partnership and traded as a single account. Although the Classes of Interests differ with respect to investment minimum and fees, all Partnership Interests are equally subject (in proportion to the size of their respective Interest) to the Partnership’s debts, liabilities and obligations as set out in the Partnership Agreement – regardless of Class designation. Class designation does not offer protection against the general creditors of the Partnership or any other Class of Interest.

Non-correlated, Not Negatively Correlated, Performance Objective. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Noncorrelation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes). Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in an Interest and the Partnership may have no gains to offset your losses from other investments.

Limited Ability to Liquidate Interest. Interests may not be immediately liquidated.  There is no market for the Interests and none is likely to develop.  Interests may be redeemed without penalty on the last day of any month, subject to certain limitations, including giving at least fifteen (15) days’ written notice. Because of the time delay between notice to the General Partner of a redemption and the end of the month when an investment is redeemed, the value of an investment on the date of redemption may be substantially less than at the time of the redemption request.

Absence of Regulation Applicable to Investment Companies and Related Issues. The Partnership is not registered as a securities investment company or “mutual fund.” Therefore, it is not regulated by the SEC under the Investment Company Act of 1940 (the 1940 Act). Although the Partnership has the right to invest in securities, you are not protected by the 1940 Act. NAST is an eligible swap participant and an eligible contract participant.  NAST is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange. In addition, Winton is not registered as an investment adviser under the Investment Advisers Act of 1940. Altegris Funds is, however, registered with the CFTC as a CPO, Winton is registered with the CFTC as a CTA and CPO, Altegris is registered with the CFTC as an IB, and Newedge USA is registered with the CFTC as an FCM. The Advisor has notified the Partnership that because of its experience and understanding relating to investments, it has been categorized as an Intermediate Customer under the Unregulated Collective Investment Schemes of the Rules under the United Kingdom’s (U.K.) Financial Services Authority. As a result, the Partnership is not afforded all of the protections available to retail customers in the U.K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2011:

Month	Amount Redeemed
January 31, 2011	$4,284,493.37
February 28, 2011	$4,852,488.23
March 31, 2011	$5,567,476.26

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

The following exhibits are incorporated herein by reference from the exhibits of the same numbers and descriptions filed with the registrant’s Current Report on Form 8-K (File No. 000-53348) filed on April 18, 2011.

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of Winton Futures Fund, L.P. (US), changing the registrant’s name to Altegris Winton Futures Fund, L.P.
3.02	Second Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.
 *** Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2011

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)