Form 10-Q
period 2011-06-30
ALTEGRIS WINTON FUTURES FUND LP
filed 2011-08-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ___________

Commission File number:    000-53348

ALTEGRIS WINTON FUTURES FUND, L.P.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ ]  No  [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No  [X]

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2011 (Unaudited) and DECEMBER 31, 2010 (Audited)
_______________

	2011	2010
ASSETS
Equity in Newedge USA, LLC account
Cash	$94,065,741	$54,374,448
Unrealized gain (loss) on open commodity futures contracts	(3,091,462)	22,951,037
Long options (cost $50,795 and $37,075)	6,424	26,870
Unrealized gain on open forward contracts	253,510	306,861

	91,234,213	77,659,216

Cash and cash equivalents	21,522,051	3,295,383
Investment securities at value
(cost - $687,855,723 and $668,127,850)	688,176,679	668,207,948
Interest receivable	406,549	370,248

Total assets	$801,339,492	$749,532,795

LIABILITIES
Short options (proceeds $100,253 and $68,475)	$12,556	$52,595
Commissions payable	925,826	803,819
Management fee payable	1,311,317	1,122,521
Administrative fee payable	137,719	117,803
Service fees payable	645,847	577,289
Incentive fee payable	66,389	6,826,279
Redemptions payable	17,341,312	6,198,800
Subscriptions received in advance	18,821,704	22,079,436
Other liabilities	480,346	548,322

Total liabilities	39,743,016	38,326,864

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,494	3,547
Limited Partners	761,592,982	711,202,384

Total partners' capital (Net Asset Value)	761,596,476	711,205,931

Total liabilities and partners' capital	$801,339,492	$749,532,795

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2011 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$7,750,000	10/12/2012	Federal Farm Credit Bank, 0.55%	$7,758,750	1.02%
10,000,000	4/25/2013	Federal Farm Credit Bank, 0.72%	10,003,120	1.31%
9,000,000	8/2/2012	Federal Farm Credit Bank, 0.73%	9,004,518	1.18%
30,000,000	3/22/2013	Federal Farm Credit Bank, 0.75%	30,001,560	3.94%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,022,670	0.66%
20,000,000	4/4/2013	Federal Farm Credit Bank, 0.84%	20,073,100	2.63%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,098,610	1.98%
5,000,000	3/1/2013	Federal Farm Credit Bank, 1.02%	5,006,925	0.66%
50,000,000	11/10/2011	Federal Home Loan Bank, 0.09%	49,997,800	6.56%
15,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	15,017,640	1.97%
10,000,000	5/9/2013	Federal Home Loan Bank, 0.75%	10,005,560	1.31%
5,000,000	4/29/2013	Federal Home Loan Bank, 1.07%	5,003,090	0.66%
11,165,000	7/18/2011	Federal Home Loan Bank, 1.125%	11,169,924	1.47%
1,035,000	8/5/2011	Federal Home Loan Bank, 1.375%	1,036,246	0.14%
29,865,000	8/26/2011	Federal Home Loan Bank Disc Note, 0.02%	29,864,074	3.92%
8,674,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.625%	8,677,539	1.14%
5,290,000	7/8/2011	Federal Home Loan Mortgage Corporation Disc Note, 0.01%	5,289,979	0.69%
14,775,000	11/1/2012	Federal National Mortgage Association, 0.55%	14,789,701	1.94%
12,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	12,014,472	1.58%
15,900,000	1/7/2013	Federal National Mortgage Association, 1.00%	15,901,606	2.09%
8,565,000	7/8/2011	Federal National Mortg Assoc Disc Note, 0.41%	8,564,966	1.12%
79,705,000	7/11/2011	Federal National Mortg Assoc Disc Note, 0.01%	79,704,522	10.47%
6,530,000	8/1/2011	Federal National Mortg Assoc Disc Note, 0.31%	6,529,889	0.86%
5,000,000	8/17/2011	Federal National Mortg Assoc Disc Note, 0.01%	4,999,870	0.66%
8,075,000	8/24/2011	Federal National Mortg Assoc Disc Note, 0.01%	8,074,757	1.06%
25,000,000	12/28/2011	Federal National Mortg Assoc Disc Note, 0.01%	24,984,000	3.28%
Total U.S. Government Agency Bonds and Notes (cost - $413,273,932)			413,594,888	54.30%

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2011 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$32,958,000	7/1/2011	Cisco Systems, Inc Disc Note, 0.10%	$32,955,254	4.33%
25,000,000	7/5/2011	Commerzbank U.S. Finance, Inc Disc Note, 0.13%	24,999,392	3.28%
4,999,000	7/1/2011	Credit Agricole Corp, 0.11%	4,999,000	0.65%
2,075,000	7/5/2011	Danske Corp Disc Note, 0.20%	2,074,942	0.27%
14,000,000	7/7/2011	Erste Finance LLC Disc Note, 0.16%	13,999,564	1.84%
14,565,000	7/1/2011	General Electric Capital Corp Disc Note, 0.05%	14,564,980	1.91%
15,000,000	7/27/2011	Gotham Funding Corp Disc Note, 0.16%	14,998,200	1.97%
8,000,000	7/15/2011	ING (US) Funding LLC Disc Note, 0.12%	7,999,600	1.05%
15,000,000	7/29/2011	ING (US) Funding LLC Disc Note, 0.14%	14,998,250	1.97%
23,000,000	7/25/2011	Liberty Street Fund Corp Disc Note, 0.12%	22,998,083	3.02%
25,000,000	7/28/2011	Manhattan Asset Funding LLC Disc Note, 0.21%	24,995,625	3.28%
30,000,000	7/5/2011	Mizuho Funding LLC Disc Note, 0.19%	29,999,208	3.94%
15,000,000	7/1/2011	Natixis US Funding Corp Disc Note, 0.04%	14,999,984	1.97%
20,000,000	7/29/2011	Norinchukin Bank Disc Note, 0.00%	20,000,000	2.63%
30,000,000	7/7/2011	UBS Finance Disc Note, 0.05%	29,999,709	3.94%
Total Corporate Notes and Repurchase Agreements (cost - $274,581,791)			274,581,791	36.05%

Total investment securities - United States (cost - $687,855,723)			$688,176,679	90.35%

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2011 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 11 - Mar 12	1,306		$(2,061,137)	(0.27)%
Currencies	Jun 11 - Sep 11	3,176		66,082	0.01%
Energy	Jul 11 - Sep 11	600		(194,933)	(0.02)%
Interest Rates	Aug 11 - Sep 13	14,112		2,004,646	0.26%
Metals	Jul 11 - Mar 12	1,299		(3,193,112)	(0.42)%
Stock Indices	Jul 11 - Sep 11	1,900		3,766,679	0.49%
Treasury Rates	Sep-11	3,674		(916,908)	(0.12)%

Total long futures contracts		26,067		(528,683)	(0.07)%

SHORT FUTURES CONTRACTS:
Agriculture	Aug 11 - Feb 12	789		457,989	0.06%
Currencies	Sep-11	204		(422,231)	(0.06)%
Energy	Jul 11 - Sep 11	465		(1,216,207)	(0.16)%
Metals	Jul 11 - Mar 12	528		(909,868)	(0.12)%
Stock Indices	Jul 11 - Sep 11	387		(552,419)	(0.07)%
Treasury Rates	Jul-11	599		79,957	0.01%

Total short futures contracts		2,972		(2,562,779)	(0.34)%

Total futures contracts		29,039		$(3,091,462)	(0.41)%

LONG OPTIONS CONTRACTS:
Future options (cost of $50,795)	Jul 11 - Sep 11	78		$6,424	0.00%

SHORT OPTIONS CONTRACTS:
Future options (proceeds of $100,253)	Jul 11 - Sep 11	78		$12,556	0.00%

LONG FORWARD CONTRACTS:
Currencies		$119,485,477	(1)	$330,069	0.04%

SHORT FORWARD CONTRACTS:
Currencies		$(119,231,967)	(1)	(76,559)	(0.01)%

Total forward currency contracts				$253,510	0.03%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Audited)
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

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2010 (Audited)
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

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2010 (Audited)
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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$3,004,831	$30,413,482	$31,283,309	$36,978,426
Change in unrealized	(16,170,105)	(14,684,668)	(26,058,199)	4,703,450
Brokerage commissions	(3,000,791)	(2,181,355)	(5,819,740)	(4,159,710)

Gain (loss) from trading futures	(16,166,065)	13,547,459	(594,630)	37,522,166

Gain (loss) on trading of securities
Realized	121,989	10,944	488,469	18,630
Change in unrealized	797,463	163,074	240,858	19,872

Gain from trading securities	919,452	174,018	729,327	38,502

Foreign currency translation gains (losses)	273,806	(966,857)	1,221,214	(1,274,857)

Total trading gains (losses)	(14,972,807)	12,754,620	1,355,911	36,285,811

NET INVESTMENT INCOME (LOSS)
Income
Interest income	667,308	896,747	1,203,882	1,806,081

Expenses
Management fee	3,919,140	2,744,153	7,582,614	5,206,664
Administrative fee	411,270	272,107	794,408	511,959
Service fees	1,867,042	1,403,223	3,656,384	2,682,551
Incentive fee	66,389	1,346,781	3,369,952	3,155,956
Professional fees	592,744	583,480	1,134,801	931,428

Total expenses	6,856,585	6,349,744	16,538,159	12,488,558

Net investment (loss)	(6,189,277)	(5,452,997)	(15,334,277)	(10,682,477)

NET INCOME (LOSS)	$(21,162,084)	$7,301,623	$(13,978,366)	$25,603,334

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)
_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

Transfers	0	0	0	0	(736,138)	(810,922)	1,547,060	0

Capital additions	110,543,042	0	0	0	49,490,157	30,847,262	30,205,623	0

Capital withdrawals	(46,109,716)	(4,276,557)	(685,381)	0	(24,162,298)	(10,149,037)	(6,836,443)	0

Net (loss) for the six months ended June 30, 2011	(13,978,366)	(1,024,413)	(121,796)	(232,819)	(7,432,435)	(3,055,709)	(2,111,141)	(53)

Offering costs	(64,415)	(5,958)	(1,159)	(2,211)	(23,644)	(16,352)	(15,091)	0

Balances at June 30, 2011	$761,596,476	$70,440,230	$13,699,548	$26,148,465	$279,539,107	$193,335,294	$178,430,338	$3,494

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

Transfers	0	(365,580)	78,891	0	(655,724)	(387,353)	1,329,766	0

Capital additions	84,284,023	0	0	0	45,345,765	25,296,103	13,642,155	0

Capital withdrawals	(33,063,837)	(5,575,931)	(758,563)	(2,000,000)	(10,991,355)	(4,092,108)	(9,645,880)	0

Net income for the six months ended June 30, 2010	25,603,334	3,993,084	859,528	1,684,612	7,045,103	5,729,326	6,291,509	172

Offering costs	(13,590)	(1,948)	(369)	(766)	(4,607)	(2,903)	(2,997)	0

Balances at June 30, 2010	$592,275,706	$77,172,310	$14,915,054	$30,111,401	$208,935,300	$131,769,794	$129,368,477	$3,370

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris Winton Futures Fund, L.P. (f/k/a Winton Futures Fund, L.P. (US)) (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership, as amended and restated from time to time (“Agreement”).  The Partnership filed an amendment to its Certificate of Limited Partnership on April 14, 2011 in order to change its name from Winton Futures Fund, L.P. (US) to Altegris Winton Futures Fund, L.P. The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy.

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), note spreads or credit default swap spreads. The spread data used are for the same maturity as of the note. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, note, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010:

June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Assets:
Forward currency contracts	$-	$253,510	$-	$253,510
Options contracts	6,424	-	-	6,424
US Government agency bonds and notes	413,594,888	-	-	413,594,888
Corporate notes and repurchase agreements	-	274,581,791	-	274,581,791
	$413,601,312	$274,835,301	$-	$688,436,613
Liabilities:
Futures contracts	$3,091,462	$-	$-	$3,091,462
Options contracts	12,556	-	-	12,556
	$3,104,018	$-	$-	$3,104,018

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Futures contracts	$22,951,037	$-	$-	$22,951,037
Options contracts	26,870	-	-	26,870
Forward currency contracts	-	306,861	-	306,861
US Government agency bonds and notes	323,231,164	-	-	323,231,164
Corporate notes and repurchase agreements	-	344,976,784	-	344,976,784
	$346,209,071	$345,283,645	$-	$691,492,716
Liabilities:
Options contracts	$52,595	$-	$-	$52,595

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are only issued to Limited Partners on a limited basis.   Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Agreement.  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss, deductions or credits on their own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and state tax returns.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended June 30, 2011 and December 31, 2010.

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The following presents the fair value of derivative contracts at June 30, 2011 and December 31, 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

	June 30, 2011

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	11,951,128	(15,042,590)	(3,091,462)
Options on Futures Contracts	6,424	(12,556)	(6,132)
Forward Currency Contracts	119,485,477	(119,231,967)	253,510
Total Gross Fair Value of Derivatives	$131,443,029	$(134,287,113)	$(2,844,084)

	December 31, 2010

	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	29,721,256	(6,770,219)	22,951,037
Options on Futures Contracts	26,870	(52,595)	(25,725)
Forward Currency Contracts	521,425	(214,564)	306,861
Total Gross Fair Value of Derivatives	$30,269,551	$(7,037,378)	$23,232,173

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2011 and 2010.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

	Three Months Ended June 30, 2011

	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$2,815,074	$(16,438,961)	36,134

Options on Futures Contracts	88,170	8,086	399

Forward Currency Contracts	101,587	260,770	$3,732,408,614	(1)
Total gains from derivatives trading	$3,004,831	$(16,170,105)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

	Six Months Ended June 30, 2011

	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$30,404,996	$(26,042,499)	76,785

Options on Futures Contracts	149,050	37,651	683

Forward Currency Contracts	729,263	(53,351)	$7,457,198,429	(1)
Total gains from derivatives trading	$31,283,309	$(26,058,199)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Three Months Ended June 30, 2010

	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$30,374,955	$(14,471,135)	49,772

Options on Futures Contracts	54,463	(83,373)	316

Forward Currency Contracts	(15,936)	(130,160)	$43,936,582	(1)
Total gains from derivatives trading	$30,413,482	$(14,684,668)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

	Six Months EndedJune 30, 2010

	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$36,914,561	$4,855,594	86,716

Options on Futures Contracts	114,044	(90,546)	574

Forward Currency Contracts	(50,179)	(61,598)	$60,058,390	(1)
Total gains from derivatives trading	$36,978,426	$4,703,450

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

The number of contracts closed for futures contracts and options on futures contracts represents the number of contracts closed during the three and six months ended June 30, 2011 and 2010.

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

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership’s management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the six months ended June 30, 2011 and 2010 were $3,502,578 and $2,384,114, respectively.  Such management fees for the three months ended June 30, 2011 and 2010 were $1,812,571 and $1,257,895, respectively.

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

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the six months ended June 30, 2011 and 2010 were $4,080,036 and $2,822,550, respectively.  Such management fees for the three months ended June 30, 2011 and 2010 were $2,106,569 and $1,486,258, respectively.  Management fees payable to the General Partner as of June 30, 2011 and December 31, 2010 were $704,169 and $606,442, respectively.

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

Related Party

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the six months ended June 30, 2011 commissions and interest income received by Altegris Futures and continuing compensation received by Altegris Investments amounted to $6,075,767 and for the six months ended June 30, 2010, commissions, interest income and continuing compensation received by Altegris Investments amounted to $3,995,214.  For the three months ended June 30, 2011 commissions and interest income received by Altegris Futures and continuing compensation received by Altegris Investments amounted to $3,091,071 and for the three months ended June 30, 2010, commissions, interest income and continuing compensation received by Altegris Investments amounted to $2,027,104.

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

Effective as of June 10, 2011 JPMorgan Chase Bank, N.A. (“Custodian”) replaced Wilmington Trust Company as the Partnership’s custodian.  The Partnership has cash deposited with the Custodian.  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership has a substantial portion of its assets on deposit with the Custodian in U.S. Government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity, and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. At this time, management is evaluating the implications of ASU 2011-04 and its impact on the financial statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2011 and 2010.  This information has been derived from information presented in the financial statements.

Three months ended June 30, 2011

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests
Total return for Limited Partners
Return prior to incentive fees (4)	(2.51)%	(2.27)%	(2.21)%	(2.96)%	(2.47)%	(2.27)%
Incentive fees (4)	(0.01)%	(0.01)%	(0.01)%	(0.03)%	(0.03)%	(0.03)%

Total return after incentive fees (4)	(2.52)%	(2.28)%	(2.22)%	(2.99)%	(2.50)%	(2.30)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.05%	2.05%	1.82%	4.96%	2.94%	2.10%
Incentive fees (4)	0.01%	0.02%	0.00%	0.01%	0.01%	0.01%

Total expenses	3.06%	2.07%	1.82%	4.97%	2.95%	2.11%

Net investment (loss) (1) (2) (3)	(2.81)%	(1.79)%	(1.47)%	(4.67)%	(2.52)%	(1.72)%

Six months ended June 30, 2011

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests
Total return for Limited Partners
Return prior to incentive fees (4)	(1.07)%	(0.57)%	(0.45)%	(1.97)%	(0.99)%	(0.58)%
Incentive fees (4)	(0.44)%	(0.44)%	(0.44)%	(0.46)%	(0.46)%	(0.46)%

Total return after incentive fees (4)	(1.51)%	(1.01)%	(0.89)%	(2.43)%	(1.45)%	(1.04)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.05%	2.05%	1.80%	4.96%	2.92%	2.10%
Incentive fees (4)	0.45%	0.46%	0.44%	0.44%	0.44%	0.44%

Total expenses	3.50%	2.51%	2.24%	5.40%	3.36%	2.54%

Net investment (loss) (1) (2) (3)	(2.78)%	(1.76)%	(1.49)%	(4.69)%	(2.56)%	(1.80)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended June 30, 2010

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests
Total return for Limited Partners
Return prior to incentive fees (4)	1.56%	1.84%	1.88%	1.10%	1.61%	1.81%
Incentive fees (4)	(0.03)%	(0.02)%	(0.28)%	(0.31)%	(0.26)%	(0.22)%

Total return after incentive fees (4)	1.53%	1.82%	1.60%	0.79%	1.35%	1.59%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.16%	2.12%	1.93%	4.98%	2.98%	2.17%
Incentive fees (4)	0.03%	0.02%	0.27%	0.31%	0.26%	0.22%

Total expenses	3.19%	2.14%	2.20%	5.29%	3.24%	2.39%

Net investment (loss) (1) (2) (3)	(2.54)%	(1.50)%	(1.31)%	(4.37)%	(2.36)%	(1.55)%

Six months ended June 30, 2010

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests
Total return for Limited Partners
Return prior to incentive fees (4)	5.38%	5.92%	6.01%	4.42%	5.46%	5.88%
Incentive fees (4)	(0.04)%	(0.02)%	(0.48)%	(0.82)%	(0.67)%	(0.51)%

Total return after incentive fees (4)	5.34%	5.90%	5.53%	3.60%	4.79%	5.37%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.10%	2.05%	1.86%	4.93%	2.91%	2.09%
Incentive fees (4)	0.04%	0.02%	0.48%	0.82%	0.67%	0.51%

Total expenses	3.14%	2.07%	2.34%	5.75%	3.58%	2.60%

Net investment (loss) (1) (2) (3)	(2.42)%	(1.37)%	(1.18)%	(4.03)%	(2.12)%	(1.38)%

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2011 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended June 30, 2011

During the second quarter of 2011, the Partnership achieved net realized and unrealized losses of $14,972,807 from its trading activities, net of brokerage commissions of $3,000,791.  The Partnership accrued total expenses of $6,856,585  including $3,919,140 in management fees paid to the General Partner, $66,389 in incentive fees, and $2,459,786 in service and professional fees.  The Partnership earned $667,308 in interest income during the second quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2011 is set forth below.

Second Quarter 2011. The Partnership achieved a gain in April 2011 as global stock markets experienced mid-month declines.  Futures contracts on currencies were the top performing sector this month for the Partnership with long positions in the Euro being the main driver.  Bonds were the only losing sector traded by the Partnership, where the net short position was reduced over the course of the month.  Gold once again made record highs while silver rose to its highest level in 31 years.  The Partnership experienced a loss in May 2011 as stock markets fell and the U.S. dollar rallied in a reversal of the previous month.  In the commodity sector, precious metals, base metals and oil also reversed their earlier rise.  The Partnership posted modest gains in the fixed income sector, with losses concentrated in futures contracts on currencies, energies and stock indices. The Partnership experienced a loss in June 2011.  Equity markets fell for a second month, with U.S. and German bonds rising over the same period. Commodity markets generally fell, with the decline in wheat prices a notable example.  The Euro increased volatility, but showed no clear overall direction.  The greatest losses for the Partnership were in futures contracts on stock indices, and the best performing sector during the month was currencies.

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

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, the Partnership achieved net realized and unrealized gains of $1,355,911 from its trading activities, net of brokerage commissions of $5,819,740.  The Partnership accrued total expenses of $16,538,159, including $7,582,614 in management fees paid to the General Partner, $3,369,952 in incentive fees, and $4,791,185 in service and professional fees.  The Partnership earned $1,203,882 in interest income during the six months ended June 30, 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2011 and six months ended June 30, 2011 is set forth below.

Second Quarter 2011.  The Partnership achieved a gain in April 2011 as global stock markets experienced mid-month declines.  Futures contracts on currencies were the top performing sector this month for the Partnership with long positions in the Euro being the main driver.  Bonds were the only losing sector traded by the Partnership, where the net short position was reduced over the course of the month.  Gold once again made record highs while silver rose to its highest level in 31 years.  The Partnership experienced a loss in May 2011 as stock markets fell and the U.S. dollar rallied in a reversal of the previous month.  In the commodity sector, precious metals, base metals and oil also reversed their earlier rise.  The Partnership posted modest gains in the fixed income sector, with losses concentrated in futures contracts on currencies, energies and stock indices. The Partnership experienced a loss in June 2011.  Equity markets fell for a second month, with U.S. and German bonds rising over the same period. Commodity markets generally fell, with the decline in wheat prices a notable example.  The Euro increased volatility, but showed no clear overall direction.  The greatest losses for the Partnership were in futures contracts on stock indices, and the best performing sector during the month was currencies.

First Quarter 2011.  The Partnership achieved net realized and unrealized gains of $15,571,435 from its trading activities, net of brokerage commissions of $2,818,949. The Partnership accrued total expenses of $9,681,574, including $3,663,474 in management fees paid to the General Partner, and $2,331,399 in service and professional fees. The Partnership earned $536,574 in interest income during the first quarter of 2011. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2011 is set forth below. The Partnership experienced a loss in January 2011. The broader equity markets continued to rally on the release of positive GDP numbers in the US. Gold prices fell during the month and Brent Crude oil rallied as social unrest in Tunisia and Egypt continued. Gains in the Partnership were focused in futures contracts on stock indices and agricultural commodities, futures contracts on precious metals and currencies were the worst performing sectors during the month. The Partnership achieved a gain in February 2011. The upward trend in the U.S. equities markets that started in October 2010 was reversed in the last days of the month. Rising tensions in the Middle East pushed up the price of crude oil. The top performing sectors for the Partnership were futures contracts on energies and precious metals as Silver hit twenty-year highs. Losses in the portfolio were focused in futures contracts on bonds. The Partnership experienced a loss in March 2011. Events in the markets were dominated during the month by the natural disaster in Japan. Futures contracts on energies were the top performing sector for the Partnership as oil prices continued to rise on news of political instability in the Middle East. The Partnership also posted gains in currencies and precious metals. Losses during the month were concentrated in futures contracts on stock indices and base metals as the Partnership ended the month down.

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

Failure of Clearing Brokers, Counterparties, Banks, Custodians and other Financial Firms. Commodity brokers must maintain the Partnership’s assets (other than assets used to trade foreign futures or options on foreign markets) in a segregated account. If Newedge USA goes bankrupt, the Partnership could lose money as it may only be able to recover a pro rata share of the property available for distribution to all of Newedge USA’s customers. In addition, even if Newedge USA adequately segregates the Partnership’s assets, the Partnership may still be subject to risk of loss of funds on deposit with Newedge USA should another customer of Newedge USA fail to satisfy deficiencies in such other customer’s account. Similarly, assets in Partnership accounts at NAST, an unregulated entity, are not held in segregation and are subject to the risk of loss should that institution fail. Other institutions will have custody of the assets of the Partnership, including the Custodian and various other banks or financial institutions whose services are utilized by the Partnership. Such institutions may encounter financial difficulties that impair the Partnership’s operating capabilities or capital position. The General Partner will attempt to limit the Partnership’s deposits and transactions to only well-capitalized institutions in an effort to mitigate such risks, but there can be no assurance that even a well capitalized, major institution will not become bankrupt or otherwise fail.

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

Non-correlated, Not Negatively Correlated, Performance Objective. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes). Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in an Interest and the Partnership may have no gains to offset your losses from other investments.

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

Absence of Regulation Applicable to Investment Companies and Related Issues. The Partnership is not registered as a securities investment company or “mutual fund.” Therefore, it is not regulated by the SEC under the Investment Company Act of 1940 (the 1940 Act). Although the Partnership has the right to invest in securities, you are not protected by the 1940 Act. NAST is an eligible swap participant and an eligible contract participant. NAST is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange. In addition, Winton is not registered as an investment adviser under the Investment Advisers Act of 1940. Altegris Funds is, however, registered with the CFTC as a CPO, Winton is registered with the CFTC as a CTA and CPO, Altegris Futures is registered with the CFTC as an IB, and Newedge USA is registered with the CFTC as an FCM. The Advisor has notified the Partnership that because of its experience and understanding relating to investments, it has been categorized as an Intermediate Customer under the Unregulated Collective Investment Schemes of the Rules under the United Kingdom’s (U.K.) Financial Services Authority. As a result, the Partnership is not afforded all of the protections available to retail customers in the U.K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2011:

Month	Amount Redeemed
April 30, 2011	$7,279,204
May 31, 2011	$8,239,482
June 30, 2011	$15,831,976

Item 3:  Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4:  REMOVED AND RESERVED

Item 5:  Other Information

(a) None.

(b) Not applicable.

Item 6: Exhibits

The following exhibits are incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Registration Statement on Form 10-12G (File No. 000-53348) filed on July 30, 2008:

Exhibit Number	Description of Document
3.1	Certificate of Formation of Winton Futures Fund, L.P. (US)
4.1	Second Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.
10.1	Advisory Contract between Winton Futures Fund, L.P. (US), Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008
10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.
10.3	Form of Selling Agency Agreement

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.
*** Fimat USA, LLC is now Newedge USA, LLC.

The following exhibits are incorporated herein by reference from the exhibits of the same numbers and descriptions filed with the registrant’s Current Report on Form 8-K (File No. 000-53348) filed on April 18, 2011:

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of Winton Futures Fund, L.P. (US), changing the registrant’s name to Altegris Winton Futures Fund, L.P.
3.02	Second Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith:

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)