Form 10-Q
period 2011-09-30
Altegris Winton Futures Fund, L.P.
filed 2011-11-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes [X]  No [  ]

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2011 (Unaudited) and DECEMBER 31, 2010 (Audited)
_______________

	2011	2010
ASSETS
Equity in Newedge USA, LLC account
Cash	$53,148,653	$54,374,448
Unrealized gain on open commodity futures contracts	8,539,798	22,951,037
Long options (cost $63,620 and $37,075)	129,750	26,870
Unrealized gain (loss) on open forward contracts	(635,040)	306,861

	61,183,161	77,659,216

Cash and cash equivalents	26,136,362	3,295,383
Investment securities at value
(cost - $777,523,049 and $668,127,850)	777,744,162	668,207,948
Interest receivable	547,172	370,248

Total assets	$865,610,857	$749,532,795

LIABILITIES
Short options (proceeds $119,620 and $68,475)	$244,115	$52,595
Commissions payable	1,029,521	803,819
Management fee payable	1,383,278	1,122,521
Administrative fee payable	146,243	117,803
Service fees payable	705,656	577,289
Incentive fee payable	8,254,565	6,826,279
Redemptions payable	7,830,487	6,198,800
Subscriptions received in advance	18,722,147	22,079,436
Other liabilities	631,265	548,322

Total liabilities	38,947,277	38,326,864

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,685	3,547
Limited Partners	826,659,895	711,202,384

Total partners' capital (Net Asset Value)	826,663,580	711,205,931

Total liabilities and partners' capital	$865,610,857	$749,532,795

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2011 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments - United States

U.S. Government Agency Bonds and Notes
$7,750,000	10/12/2012	Federal Farm Credit Bank, 0.55%	$7,750,667	0.94%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,025,545	0.61%
20,000,000	4/4/2013	Federal Farm Credit Bank, 0.84%	20,045,000	2.42%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,100,200	1.83%
50,000,000	11/10/2011	Federal Home Loan Bank, 0.09%	49,998,950	6.05%
20,000,000	1/11/2012	Federal Home Loan Bank, 0.10%	19,999,460	2.42%
1,000,000	4/2/2012	Federal Home Loan Bank, 0.16%	999,732	0.12%
12,000,000	4/2/2012	Federal Home Loan Bank, 0.17%	11,997,384	1.45%
10,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	9,991,970	1.21%
16,000,000	7/18/2012	Federal Home Loan Bank, 0.25%	15,996,720	1.94%
15,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	15,005,295	1.82%
10,000,000	5/9/2013	Federal Home Loan Bank, 0.75%	10,004,140	1.21%
7,000,000	5/18/2012	Federal Home Loan Bank, 1.13%	7,037,527	0.85%
84,827,000	10/3/2011	Federal Home Loan Bank Disc Note, 0.00%	84,826,995	10.26%
10,000,000	10/26/2011	Federal Home Loan Bank Disc Note, 0.02%	9,999,870	1.21%
8,674,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.70%	8,676,524	1.05%
5,000,000	12/12/2011	Federal Home Loan Mortgage Corporation Disc Note, 0.10%	4,999,805	0.60%
36,100,000	2/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.11%	36,097,473	4.37%
14,300,000	2/13/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.18%	14,298,942	1.73%
8,500,000	5/29/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.20%	8,497,178	1.03%
10,000,000	7/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.20%	9,993,080	1.21%
14,775,000	11/1/2012	Federal National Mortgage Association, 0.55%	14,778,029	1.79%
18,550,000	4/20/2012	Federal National Mortgage Association, 1.88%	18,715,392	2.26%
12,000,000	11/9/2012	Federal National Mortgage Association, 0.625%	12,003,564	1.45%
25,000,000	12/28/2011	Federal National Mortg Assoc Disc Note, 0.01%	24,998,800	3.02%
Total U.S. Government Agency Bonds and Notes (cost - $436,617,129)			436,838,242	52.85%

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2011 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments - United States (continued)

Corporate Notes and Repurchase Agreements
$11,300,000	10/6/2011	American Honda Finance Disc Note, 0.11%	$11,299,068	1.37%
4,000,000	10/4/2011	Argento Variable Funding Disc Note, 0.26%	3,999,393	0.48%
35,000,000	10/3/2011	Bank Of Nova Scotia Disc Note, 0.01%	34,999,961	4.22%
22,480,000	10/21/2011	BMO Capital Markets, 0.09%	22,480,000	2.71%
5,000,000	10/3/2011	Cancara Asset LLC Disc Note, 0.26%	4,999,242	0.60%
11,160,000	10/14/2011	Danaher Corporation Disc Note, 0.13%	11,158,791	1.35%
22,620,000	10/14/2011	General Electric Capital Disc Note, 0.09%	22,618,304	2.74%
15,000,000	10/7/2011	Grampian Funding LLC Disc Note, 0.25%	14,996,979	1.81%
12,310,000	10/14/2011	Mizuho Funding LLC Disc Note, 0.20%	12,308,085	1.49%
15,400,000	10/20/2011	Mont Blanc Capital Disc Note, 0.27%	15,396,535	1.86%
16,000,000	10/27/2011	National Australian Bank, 0.11%	16,000,000	1.94%
23,350,000	10/21/2011	Norinchukin Bank, 0.26%	23,350,000	2.82%
9,150,000	10/6/2011	Paccar Financial Disc Note, 0.11%	9,149,217	1.11%
22,400,000	10/7/2011	State Street Bank & Trust, 0.13%	22,400,000	2.71%
26,400,000	10/6/2011	Sumitomo Mutsui Banking, 0.21%	26,400,000	3.19%
12,000,000	10/11/2011	Suncorp Group Ltd Disc Note, 0.28%	11,998,880	1.45%
7,500,000	10/6/2011	Tasman Funding, Inc Disc Note, 0.28%	7,498,250	0.91%
14,980,000	10/20/2011	Thames Asset Global Disc Note, 0.28%	14,976,621	1.81%
13,200,000	10/6/2011	Toronto-Dominion Holdings Disc Note, 0.12%	13,198,768	1.60%
19,330,000	10/20/2011	Toyota Motor Credit Disc Note, 0.10%	19,328,497	2.34%
22,350,000	10/24/2011	Wal-Mart Stores, Inc Disc Note, 0.04%	22,349,329	2.70%
Total Corporate Notes and Repurchase Agreements (cost - $340,905,920)			340,905,920	41.21%

Total investment securities - United States (cost - $777,523,049)			$777,744,162	94.06%

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2011 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Nov 11 - Mar 12	782		$(4,188,790)	(0.51)%
Currencies	Dec-11	1,107		(3,088,733)	(0.37)%
Energy	Oct 11 - Nov 11	316		(1,952,841)	(0.24)%
Interest Rates	Nov 11 - Mar 13	11,920		3,768,428	0.46%
Metals	Nov 11 - Mar 12	441		(4,836,883)	(0.59)%
Stock Indices	Nov 11 - Dec 11	31		(55,320)	(0.01)%
Treasury Rates	Dec-11	2,226		2,550,046	0.31%

Total long futures contracts		16,823		(7,804,093)	(0.95)%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 11 - Apr 12	1,243		4,095,304	0.50%
Currencies	Dec-11	1,425		2,407,564	0.29%
Energy	Oct 11 - Jan 12	833		5,015,954	0.61%
Interest Rates	Dec-11	16		19,810	0.00%
Metals	Nov 11 - Aug 12	564		5,924,009	0.72%
Stock Indices	Jul 11 - Sep 11	1,286		(1,092,192)	(0.13)%
Treasury Rates	Oct-11	39		(26,558)	0.00%

Total short futures contracts		5,406		16,343,891	1.99%

Total futures contracts		22,229		$8,539,798	1.04%

LONG OPTIONS CONTRACTS:
Future options (cost of $63,620)	Oct 11 - Dec 11	51		$129,750	0.02%

SHORT OPTIONS CONTRACTS:
Future options (proceeds of $119,620)	Oct 11 - Dec 11	51		$244,115	0.03%

LONG FORWARD CONTRACTS:
Currencies		$84,511,086	(1)	$(2,147,100)	(0.26)%

SHORT FORWARD CONTRACTS:
Currencies		$(85,146,126)	(1)	1,512,060	0.18%

Total forward currency contracts				$(635,040)	(0.08)%

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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$50,361,092	$4,531,243	$82,434,769	$41,509,669
Change in unrealized	10,641,019	18,243,358	(15,417,180)	22,946,808
Brokerage commissions	(3,056,130)	(2,343,389)	(8,875,870)	(6,503,099)

Gain (loss) from trading futures	57,945,981	20,431,212	58,141,719	57,953,378

Gain (loss) on trading of securities
Realized	99,472	(10,107)	587,941	8,523
Change in unrealized	(99,843)	(33,787)	141,015	(13,915)

Gain (loss) from trading securities	(371)	(43,894)	728,956	(5,392)

Foreign currency translation gains (losses)	(778,872)	640,970	(348,026)	(633,887)

Total trading gains (losses)	57,166,738	21,028,288	58,522,649	57,314,099

NET INVESTMENT INCOME (LOSS)
Income
Interest income	340,020	756,032	1,543,902	2,562,113

Expenses
Management fee	4,005,446	2,988,208	11,588,060	8,194,872
Administrative fee	421,922	306,305	1,216,330	818,264
Service fees	1,915,659	1,502,832	5,572,043	4,185,383
Incentive fee	8,254,565	4,092,312	11,624,517	7,248,268
Professional fees	732,215	543,391	1,867,016	1,474,819

Total expenses	15,329,807	9,433,048	31,867,966	21,921,606

Net investment (loss)	(14,989,787)	(8,677,016)	(30,324,064)	(19,359,493)

NET INCOME (LOSS)	$42,176,951	$12,351,272	$28,198,585	$37,954,606

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)
_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

Transfers	0	(27,436)	27,436	0	(1,457,511)	(409,651)	1,867,162	0

Capital additions	166,261,712	0	0	0	73,883,447	46,308,584	46,069,681	0

Capital withdrawals	(78,880,723)	(6,101,864)	(812,621)	0	(33,329,912)	(16,254,675)	(22,381,651)	0

Net income (loss) for the nine months ended September 30, 2011	28,198,585	2,828,596	667,586	1,288,047	6,992,380	8,059,481	8,362,357	138

Offering costs	(121,925)	(10,684)	(2,122)	(4,081)	(45,493)	(31,591)	(27,954)	0

Balances at September 30, 2011	$826,663,580	$72,435,770	$14,388,163	$27,667,461	$308,446,376	$214,192,200	$189,529,925	$3,685

Balances at December 31, 2009	$515,465,776	$79,122,685	$14,735,567	$30,427,555	$168,196,118	$105,226,729	$117,753,924	$3,198

Transfers	0	(533,010)	246,598	(8,536)	(948,202)	(53,888)	1,297,038	0

Capital additions	143,795,638	0	0	0	71,239,247	51,431,628	21,124,763	0

Capital withdrawals	(44,169,831)	(8,839,578)	(960,672)	(2,000,000)	(14,781,954)	(4,883,551)	(12,704,076)	0

Net income (loss) for the nine months ended September 30, 2010	37,954,606	5,454,271	1,195,020	2,363,320	10,655,670	8,970,785	9,315,301	239

Offering costs	(88,628)	(10,634)	(2,128)	(4,291)	(31,589)	(21,245)	(18,741)	0

Balances at September 30, 2010	$652,957,561	$75,193,734	$15,214,385	$30,778,048	$234,329,290	$160,670,458	$136,768,209	$3,437

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

Method of Reporting

The Partnership follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (“GAAP”) that the Partnership follows to ensure consistent reporting of the Partnership’s financial condition, results of operations, and changes in partners’ capital. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification referred to as “ASC”.

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under GAAP.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements for the interim period.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions containing original maturity dates of 90 days or less.

A portion of the cash designated as Equity in Newedge USA, LLC is restricted and held as margin collateral for futures transactions.

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

Gains or losses on futures contracts and options on futures contracts are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract trade piece and quoted market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions on futures and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

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

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as of the notes. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, notes, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010:

	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
September 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2011
Assets:
Options contracts	$129,750	$-	$-	$129,750
Futures contracts (1)	8,539,798	-	-	8,539,798
U.S. Government agency bonds and notes	436,838,242	-	-	436,838,242
Corporate notes and repurchase agreements	-	340,905,920	-	340,905,920

	$445,507,790	$340,905,920	$-	$786,413,710

Liabilities:
Options contracts	$244,115	$-	$-	$244,115
Forward currency contracts	-	635,040	-	635,040

	$244,115	$635,040	$-	$879,155

	Quoted Prices in Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
December 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets:
Futures contracts (1)	$22,951,037	$-	$-	$22,951,037
Options contracts	26,870	-	-	26,870
Forward currency contracts	-	306,861	-	306,861
U.S. Government agency bonds and notes	323,231,164	-	-	323,231,164
Corporate notes and repurchase agreements	-	344,976,784	-	344,976,784

	$346,209,071	$345,283,645	$-	$691,492,716

Liabilities:
Options contracts	$52,595	$-	$-	$52,595

(1)  See Note 1. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the periods ended September 30, 2011 and December 31, 2010, there were no significant transfers between Level 1 and Level 2 assets and liabilities.

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests (collectively referred to as “Interests”).  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are only issued to Limited Partners on a limited basis.   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) is allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Agreement.  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

No Limited Partner shall be liable for any debts or liabilities of the Fund or any losses thereof in excess of such Limited Partner's capital contributions, except as may be required by law.

Income Taxes

The Partnership is not subject to federal income taxes; each partner reports its allocable share of income, gain, loss, deductions or credits on their own income tax return.

The Partnership classifies interest and penalties, if any, as interest expense.  The Partnership files U.S. federal and required state tax returns.  The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership applies the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the periods ended September 30, 2011 and December 31, 2010.

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

The following presents the fair value of derivative contracts at September 30, 2011 and December 31, 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	September 30, 2011
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	26,320,499	(17,780,701)	8,539,798

Options on Futures Contracts	129,750	(244,115)	(114,365)

Forward Currency Contracts	1,549,674	(2,184,714)	(635,040)

Total Gross Fair Value of Derivatives	$27,999,923	$(20,209,530)	$7,790,393

	December 31, 2010
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	29,721,256	(6,770,219)	22,951,037

Options on Futures Contracts	26,870	(52,595)	(25,725)

Forward Currency Contracts	521,425	(214,564)	306,861

Total Gross Fair Value of Derivatives	$30,269,551	$(7,037,378)	$23,232,173

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2011 and 2010.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statement of operations.

	Three Months Ended September 30, 2011
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$52,040,010	$11,631,260	51,226

Options on Futures Contracts	90,413	(101,691)	2,120

Forward Currency Contracts	(1,769,331)	(888,550)	$6,434,842,729	(1)
Total gains from derivatives trading	$50,361,092	$10,641,019

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

	Nine Months Ended September 30, 2011
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$83,174,268	$(14,411,239)	106,538

Options on Futures Contracts	239,463	(64,040)	2,873

Forward Currency Contracts	(978,962)	(941,901)	$10,728,999,879	(1)
Total gains from derivatives trading	$82,434,769	$(15,417,180)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	Three Months Ended September 30, 2010
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$4,509,437	$17,903,981	64,148

Options on Futures Contracts	63,350	79,846	254

Forward Currency Contracts	(41,544)	259,531	$112,910,956	(1)
Total gains from derivatives trading	$4,531,243	$18,243,358

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

	Nine Months Ended September 30, 2010
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$41,423,998	$22,759,575	150,864

Options on Futures Contracts	177,394	(10,700)	828

Forward Currency Contracts	(91,723)	197,933	$159,270,115	(1)
Total gains from derivatives trading	$41,509,669	$22,946,808

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

The number of contracts closed for futures contracts and options on futures contracts represents the number of contracts closed during the three and nine months ended September 30, 2011 and 2010 in the applicable category.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited ("Advisor").  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined in the Agreement).  Total management fees earned by the Advisor for the nine months ended September 30, 2011 and 2010 were $5,358,147 and $3,755,081, respectively.  Such management fees for the three months ended September 30, 2011 and 2010 were $1,855,569 and $1,370,967, respectively.

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf.

General Partner Management Fee

The General Partner receives from the Partnership a monthly management fee equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.125% (0.50% to 1.5% annually) for Special Interests of the Partnership's management fee net asset value (as defined in the Agreement).  Effective July 1, 2008, the General Partner receives from the Partnership a monthly management fee equal to 0.104% (1.25% annually) for Class A and Class B,  and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value (as defined in the Agreement).   The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the nine months ended September 30, 2011 and 2010 were $6,229,913 and $4,439,791, respectively.  Such management fees for the three months ended September 30, 2011 and 2010 were $2,149,877 and $1,617,241, respectively.  Management fees payable to the General Partner as of September 30, 2011 and December 31, 2010 were $742,396 and $606,442, respectively.

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

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to such original Class A and Class A Limited Partners.  A selling agent may, at its option, elect to receive a service fee for the sale of Institutional Interests equal to a monthly payment of 0.0417% (0.50% annually) of the value of such Institutional Interests sold by them which are outstanding at month end as compensation for their continuing services to such Institutional Limited Partners.

Related Party

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. For the nine months ended September 30, 2011 commissions and interest income received by Altegris Futures amounted to $8,335,710, and continuing compensation received by Altegris Investments amounted to $966,574.   For the nine months ended September 30, 2010 commissions, interest income, and continuing compensation received by Altegris Investments amounted to $6,497,744.  Such commissions and interest income received by Altegris Futures for the three months ended September 30, 2011 amounted to $2,901,092, and the continuing compensation received by Altegris Investments amounted to $325,424.   The commission, interest income and continuing compensation received by Altegris Investments  for the three months ended September 30, 2010 amounted to $2,502,530.

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

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2011
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees (4)	6.50%	6.77%	6.84%	6.03%	6.56%	6.77%
Incentive fees (4)	(1.03)%	(1.03)%	(1.03)%	(1.03)%	(1.03)%	(1.02)%

Total return after incentive fees (4)	5.47%	5.74%	5.81%	5.00%	5.53%	5.75%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.14%	2.11%	1.86%	4.98%	2.97%	2.13%
Incentive fees (4)	1.03%	1.02%	1.02%	1.01%	1.02%	1.01%

Total expenses	4.17%	3.13%	2.88%	5.99%	3.99%	3.14%

Net investment (loss) (1) (2) (3)	(2.98)%	(1.94)%	(1.69)%	(4.82)%	(2.80)%	(1.96)%

	Nine months ended September 30, 2011
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees (4)	5.37%	6.16%	6.36%	3.94%	5.51%	6.15%
Incentive fees (4)	(1.49)%	(1.49)%	(1.49)%	(1.49)%	(1.50)%	(1.50)%

Total return after incentive fees (4)	3.88%	4.67%	4.87%	2.45%	4.01%	4.65%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.07%	2.06%	1.82%	4.96%	2.92%	2.11%
Incentive fees (4)	1.45%	1.47%	1.46%	1.48%	1.51%	1.50%

Total expenses	4.52%	3.53%	3.28%	6.44%	4.43%	3.61%

Net investment (loss) (1) (2) (3)	(2.83)%	(1.81)%	(1.55)%	(4.72)%	(2.64)%	(1.85)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended September 30, 2010
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees (4)	2.58%	2.85%	2.90%	2.12%	2.63%	2.84%
Incentive fees (4)	(0.61)%	(0.63)%	(0.66)%	(0.65)%	(0.66)%	(0.65)%

Total return after incentive fees (4)	1.97%	2.22%	2.24%	1.47%	1.97%	2.19%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.15%	2.12%	1.91%	4.98%	2.97%	2.15%
Incentive fees (4)	0.61%	0.63%	0.65%	0.66%	0.67%	0.66%

Total expenses	3.76%	2.75%	2.56%	5.64%	3.64%	2.81%

Net investment (loss) (1) (2) (3)	(2.67)%	(1.64)%	(1.43)%	(4.50)%	(2.49)%	(1.66)%

	Nine months ended September 30, 2010
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees (4)	8.09%	8.93%	9.09%	6.63%	8.25%	8.90%
Incentive fees (4)	(0.68)%	(0.68)%	(1.19)%	(1.51)%	(1.40)%	(1.23)%

Total return after incentive fees (4)	7.41%	8.25%	7.90%	5.12%	6.85%	7.67%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.12%	2.07%	1.88%	4.95%	2.93%	2.11%
Incentive fees (4)	0.64%	0.65%	1.12%	1.50%	1.39%	1.19%

Total expenses	3.76%	2.72%	3.00%	6.45%	4..32%	3.30%

Net investment (loss) (1) (2) (3)	(2.56)%	(1.47)%	(1.31)%	(3.93)%	(2.05)%	(1.43)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

Total return is calculated on a monthly compounded basis.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.
(3)	Annualized.
(4)	Not annualized.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - SUBSEQUENT EVENTS

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

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2011 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Three Months Ended September 30, 2011

During the third quarter of 2011, the Partnership incurred net realized and unrealized gains of $57,166,738 from its trading activities, net of brokerage commissions of $3,056,130.  The Partnership accrued net expenses of $15,329,807, including $4,005,466 in management fees paid to the General Partner, $8,254,565 in incentive fees, and $2,647,874 in service and professional fees.  The Partnership earned $340,020 in interest income during the third quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2011 is set forth below.

Third Quarter 2011.  The Partnership achieved a gain in July 2011 as long positions in the fixed income markets profited from rising government bond markets. Both gold and silver resumed a profitable upward trend providing the second largest contribution to performance. The Partnership achieved a gain in August 2011.  Concerns over sovereign debt and the strength of the economic recovery weighed heavily on investor sentiment during the month.  Global stock markets saw some sharp falls, and gold made yet more new highs before slipping back.  In August, gains were focused in futures contracts on fixed income and precious metals, with losses mainly coming from currencies, stock index futures, energies and base metals.  The Partnership experienced a loss in September 2011 as speculation continued about a Greek sovereign debt default.  Government bond futures produced further gains and short positions in stock index futures and base metals also made gains.  Losses were focused in futures contracts on currencies, precious metals and cash equities.

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

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Partnership incurred net realized and unrealized gains of $58,522,649 from its trading activities, net of brokerage commissions of $8,875,870.  The Partnership accrued net expenses of $31,867,966, including $11,588,060 in management fees paid to the General Partner, $11,624,517 in incentive fees, and $7,439,059 in service and professional fees.  The Partnership earned $1,543,902 in interest income during the nine months ended September 30, 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2011 is set forth below.

Third Quarter 2011.  The Partnership achieved a gain in July 2011 as long positions in the fixed income markets profited from rising government bond markets. Both gold and silver resumed a profitable upward trend providing the second largest contribution to performance. The Partnership achieved a gain in August 2011.  Concerns over sovereign debt and the strength of the economic recovery weighed heavily on investor sentiment during the month.  Global stock markets saw some sharp falls, and gold made yet more new highs before slipping back.  In August, gains were focused in futures contracts on fixed income and precious metals, with losses mainly coming from currencies, stock index futures, energies and base metals.  The Partnership experienced a loss in September 2011 as speculation continued about a Greek sovereign debt default.  Government bond futures produced further gains and short positions in stock index futures and base metals also made gains.  Losses were focused in futures contracts on currencies, precious metals and cash equities.

Second Quarter 2011.  The Partnership achieved a gain in April 2011 as global stock markets experienced mid-month declines.  Futures contracts on currencies were the top performing sector this month for the Partnership with long positions in the Euro being the main driver.  Bonds were the only losing sector traded by the Partnership, where the net short position was reduced over the course of the month.  Gold once again made record highs while silver rose to its highest level in 31 years.  The Partnership experienced a loss in May 2011 as stock markets fell and the U.S. dollar rallied in a reversal of the previous month.  In the commodity sector, precious metals, base metals and oil also reversed their earlier rise.  The Partnership posted modest gains in the fixed income sector, with losses concentrated in futures contracts on currencies, energies and stock indices. The Partnership experienced a loss in June 2011.  Equity markets fell for a second month, with U.S. and German bonds rising over the same period. Commodity markets generally fell, with the decline in wheat prices a notable example.  The Euro increased volatility, but showed no clear overall direction.  The greatest losses for the Partnership were in futures contracts on stock indices, and the best performing sector during the month was currencies

First Quarter 2011.  The Partnership achieved net realized and unrealized gains of $15,571,435 from its trading activities, net of brokerage commissions of $2,818,949. The Partnership accrued total expenses of $9,681,574, including $3,663,474 in management fees paid to the General Partner, and $2,331,399 in service and professional fees. The Partnership earned $536,574 in interest income during the first quarter of 2011. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2011 is set forth below. The Partnership experienced a loss in January 2011. The broader equity markets continued to rally on the release of positive GDP numbers in the US. Gold prices fell during the month and Brent Crude oil rallied as social unrest in Tunisia and Egypt continued. Gains in the Partnership were focused in futures contracts on stock indices and agricultural commodities, futures contracts on precious metals and currencies were the worst performing sectors during the month. The Partnership achieved a gain in February 2011. The upward trend in the U.S. equities markets that started in October 2010 was reversed in the last days of the month. Rising tensions in the Middle East pushed up the price of crude oil. The top performing sectors for the Partnership were futures contracts on energies and precious metals as Silver hit twenty-year highs. Losses in the portfolio were focused in futures contracts on bonds. The Partnership experienced a loss in March 2011. Events in the markets were dominated during the month by the natural disaster in Japan. Futures contracts on energies were the top performing sector for the Partnership as oil prices continued to rise on news of political instability in the Middle East. The Partnership also posted gains in currencies and precious metals. Losses during the month were concentrated in futures contracts on stock indices and base metals as the Partnership ended the month down.

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

Forward and Cash Trading. The Partnership may trade in spot and forward contracts on currencies. For this purpose, the Partnership will contract with or through NAST to make or take future delivery of a particular currency. NAST or its affiliates may extend the Partnership a credit line to enable it to engage in such trading. The Partnership may also trade options on currencies. Although the currency market is not believed to be necessarily more volatile than the market in other commodities, there is less protection against defaults in the forward trading of currencies because such contracts are not effected on or through an exchange or clearinghouse. Trading in forward currencies and over-the-counter derivatives, including swaps and options, among sophisticated market participants is not generally regulated by any regulatory body. Therefore, with respect to this trading, the Partnership is not afforded the protections provided by trading on regulated exchanges, including segregation of funds. In any principal contract, the Partnership must rely on the creditworthiness of its counterparty. The trading of over-the-counter instruments, subjects the Partnership to a variety of risks including: 1) counterparty risk; 2) basis risk; 3) interest rate risk; 4) settlement risk; 5) legal risk; and 6) operational risk. Counterparty risk is the risk that the Partnership’s counterparties might default on their obligation to pay or perform generally on their obligations. The over-the-counter markets and some foreign markets are principals’ markets. That means that performance of the contract is the responsibility only of the individual firm or member on the other side of the trade and not any exchange or clearing corporation. Such counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Partnership has concentrated its transactions with a single or small group of counterparties. Basis risk is the risk attributable to the movements in the spread between the derivative contract price and the future price of the underlying instrument. Interest rate risk is the general risk associated with movements in interest rates. Settlement risk is the risk that a settlement in a transfer system does not take place as expected. Legal risk is the risk that a transaction proves unenforceable in law or because it has been inadequately documented. Operational risk is the risk of unexpected losses arising from deficiencies in a firm’s management information, support and control systems and procedures. Transactions in over-the-counter derivatives may involve other risks as well, as there is no exchange market on which to close out an open position. It may be impossible to liquidate an existing position, to assess the value of a position or to assess the exposure to risk.

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

Absence of Regulation Applicable to Investment Companies and Related Issues. The Partnership is not registered as a securities investment company or “mutual fund.” Therefore, it is not regulated by the SEC under the Investment Company Act of 1940 (the “1940 Act”). Although the Partnership has the right to invest in securities, you are not protected by the 1940 Act. NAST is an eligible swap participant and an eligible contract participant. NAST is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange. In addition, Winton is not registered as an investment adviser under the Investment Advisers Act of 1940. Altegris Funds is, however, registered with the CFTC as a CPO, Winton is registered with the CFTC as a CTA and CPO, Altegris Futures is registered with the CFTC as an IB, and Newedge USA is registered with the CFTC as an FCM. The Advisor has notified the Partnership that because of its experience and understanding relating to investments, it has been categorized as an Intermediate Customer under the Unregulated Collective Investment Schemes of the Rules under the United Kingdom’s (U.K.) Financial Services Authority. As a result, the Partnership is not afforded all of the protections available to retail customers in the U.K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2011:

Month	Amount Redeemed
July 31, 2011	$14,649,128
August 31, 2011	$10,710,894
September 30, 2011	$7,571,818

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

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of Winton Futures Fund, L.P. (US), changing the registrant’s name to Altegris Winton Futures Fund, L.P.
3.02	Second Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.
*** Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)