Form 10-K
period 2011-12-31
Altegris Winton Futures Fund, L.P.
filed 2012-03-30
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

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
Yes [ ] No [X]

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

Altegris Winton Futures Fund, L.P. (the “Partnership”) is a limited partnership organized under the Colorado Uniform Limited Partnership Act in March 1999.  The Partnership’s business is the speculative trading and investment in international futures, options and forward markets (“Commodity Interests”).  The Partnership commenced its trading and investment operations in November 1999.  Under the Partnership’s First Amended Agreement of Limited Partnership (the “Limited Partnership Agreement”), Altegris Portfolio Management, Inc. (d/b/a Altegris Funds), an Arkansas corporation (“Altegris Funds” or the “General Partner”), serves as general partner of the Partnership and has sole responsibility for management and administration of all aspects of the Partnership’s business.  Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.

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

As of February 29, 2012, the aggregate net asset value of the Interests in the Partnership before redemptions was $833,830,396.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

It is expected that between 5% and 50% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or United States (“U.S.”) Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, Newedge USA, LLC (“Newedge USA”), a futures commission merchant (“FCM”), and/or Newedge Alternative Strategies, Inc. (“NAST”) (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership), and available for trading by the Advisor in Commodity Interests on behalf of the Partnership.  Interest on Partnership assets held at Newedge USA in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at Newedge USA could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor.

With respect to Partnership assets not held at Newedge USA or NAST as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its affiliate, J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances, commercial paper and repurchase agreements — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

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

Newedge USA and/or NAST paid Altegris during 2011 and will pay Altegris Futures from and after January 1, 2011 a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred.  A fixed administrative fee is charged to Class A and Class B Interests and paid to Altegris Funds equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

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

Currency forward contracts are not currently subject to regulation by any U.S. Government agency.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

The Reform Act also amended the definition of “eligible contract participant,” and the CFTC may interpret that definition in such a manner that the Partnership may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  If it does so(final rules are still pending), the Partnership may be limited to engaging in “retail forex transactions” which could limit the Partnership’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Limiting on the Partnership’s potential forward currency counterparties in this manner could lead to the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The “retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with which the Partnership may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with which the Partnership currently engages for its forward currency transactions.  Although the impact of requiring the Partnership to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

The Partnership has no employees.

Financial Information About Geographic Areas

The Partnership has no operations in foreign countries although it trades on foreign exchanges and other non-U.S. markets.  The Partnership does not engage in sales of goods or services.

ITEM 1A: RISK FACTORS

Set forth below are the principal risks associated with an investment in the Partnership.

Recent Unprecedented Disruption and Stress in Global Markets May Affect Partnership Returns

The global financial markets are currently undergoing a period of unprecedented disruption and stress.  Markets previously thought to be uncorrelated have been shown to be correlated, credit markets have in some cases ceased functioning, many markets have experienced record levels of volatility and governments have intervened in extraordinary and unpredictable ways, at times on an emergency basis, to the detriment of certain market participants.  It is impossible to predict what ongoing impact these events will have on the Partnership and the Advisor.  There can be no assurance that the Partnership will be profitable in this market environment, or that it will avoid substantial (or total) losses.

Partnership Performance is Dependant on General Economic Conditions, which the Advisor has no Ability to Control

The success of any investment activity is affected by general economic conditions that affect the level and volatility of prices as well as the liquidity of the markets.  From time to time, the economic viability of an entire strategy may deteriorate, due to general economic events that disrupt the source of profits that the strategy seeks to exploit.  There may be certain general market conditions in which the investment program pursued by the Advisor is unlikely to be profitable, and the Advisor has no ability to control or predict such market conditions.

Commodity Interests Trading Is Speculative and May Affect Partnership Performance

Commodity Interest prices are highly volatile.  Price movements for futures contracts, for example, which may fluctuate substantially during a short period of time, are influenced by numerous factors that affect the commodities markets, including, but not limited to: changing supply and demand relationships; government programs and policies; national and international political and economic events and changes in interest rates.

Commodity Interests Trading Is Highly Leveraged and May Affect Partnership Performance

The low margin deposits normally required in trading Commodity Interests permit an extremely high degree of leverage.  Accordingly, a relatively small price movement in a Commodity Interest may result in an immediate and substantial loss to the investor.  Like other leveraged investments, any Commodity Interest trade may result in losses in excess of the amount invested.  Although the Partnership may lose more than its initial margin on a trade, the Partnership, and not you personally, will be subject to margin calls.

Commodity Interests Trading May Be Illiquid and May Affect Partnership Liquidity

Most U.S. commodity futures exchanges impose daily limits regulating the maximum amount above or below the previous day’s settlement price which a futures contract price may fluctuate during a single day.  During a single trading day no trades may be executed at prices beyond the daily limit.  Once the price of a particular futures contract has increased or decreased to the limit point, it may be difficult, costly or impossible to liquidate a position.  Futures prices in particular contracts have occasionally moved the daily limit for several consecutive days with little or no trading.  If this occurs, the Partnership might be prevented from promptly liquidating unfavorable positions which could result in substantial losses.  Those losses could significantly exceed the margin initially committed to the trades involved.  In addition, even if prices have not moved the daily limit, or if there are no limits for the contracts traded by the Partnership, the Partnership may not be able to execute trades at favorable prices if little trading in the contracts is taking place.  It is also possible that an exchange or the CFTC may suspend trading in a particular contract, order immediate settlement of a contract or order that trading to the liquidation of open positions only.

Trading Decisions Based on Technical Analysis May Affect Partnership Performance

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

The Similarity of Commodity Trading Systems May Limit Performance of the Partnership

Commodity trading systems which use signals like the Advisor’s are not new.  If many traders follow similar systems, these systems may generate similar buy and sell orders at the same time.  Depending on the liquidity of a market, this could cause difficulty in executing orders.  The General Partner believes that although there has been an increase in the number of trading systems in recent years, there also has been an increase in the overall trading volume and liquidity in the futures markets.

Reliance on Key Personnel Could Adversely Affect the Advisor and the Partnership

The Advisor has exclusive responsibility for trading Commodity Interests for the Partnership.   The Advisor depends on the services of one or two key persons.  If they cannot or will not provide those services, it could adversely affect The Advisor’s ability to trade for the Partnership.  If this occurs, the General Partner may terminate the contract.

There are No Assurances of The Advisor's Continued Services to the Partnership

Either The Advisor or the Partnership can terminate the advisory contract on written notice.

Any Changes in Trading Strategies May Adversely Affect Partnership Performance

The Advisor can make any changes in its trading strategies if it believes that they will be in the Partnership’s best interests.  A change in Commodity Interests traded is not a change in trading strategy.

There are Possible Negative Effects of Speculative Position Limits and Accountability Levels

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

An Increase in Amount of Funds Managed by the Advisor May Affect Partnership Performance

If The Advisor manages more money in the future, including money raised in this offering, such additional funds could affect its performance or trading strategies.  There is no guarantee that the Partnership’s investment results will be similar to The Advisor’s past performance.

Trading in Options May Result in Significant Losses for the Partnership

Part of the Partnership’s trading may be in options and options on futures contracts.  Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different.  For example, if the Partnership buys an option (either to sell or purchase a contract), it will pay a “premium” representing the market value of the option.  Unless it becomes profitable to exercise or offset the option before it expires, the Partnership will lose the entire amount of the premium.  On the other hand, if the Partnership sells an option (either to sell or purchase a futures contract), its broker credits the premium, but the Partnership must deposit margin in case the option is exercised.  Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received).  Commodity options trading on exchanges is regulated by both the CFTC and those exchanges.

Changes in the Number of Available Futures Contracts and Related Options May Reduce Partnership Performance

U.S. and foreign exchanges have established new futures and options contracts in the past few years.  This trend could continue.  The Advisor’s trading strategy might not be successful trading those new contracts.

Competition for Trades with Other Clients of The Advisor May Limit Partnership Performance

The Advisor manages other accounts.  This increases the competition for the same trades which the Partnership makes.  The Advisor may manage other accounts that pay fees that are different than those the Partnership pays.  Therefore, it has a potential conflict of interest.  There is no assurance that the Partnership’s trading will generate the same results as any other accounts The Advisor manages.

Failure of Clearing Brokers, Counterparties, Banks, Custodians and other Financial Firms May Subject the Partnership to Significant Losses

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

Past Results of the Partnership Are Not Necessarily Indicative of Future Performance

Although some of The Advisor’s client accounts have been profitable in the past, you should take seriously the required CFTC and the NFA warning that past results are not necessarily indicative of future performance, and an investment in the Partnership is speculative and involves a substantial risk of loss.

FOREIGN INSTRUMENTS

Trading on Foreign Exchanges and Currency Exchange Rate Fluctuations May Reduce Partnership Performance

The Partnership trades on foreign exchanges and other non-U.S. markets.  Neither existing CFTC regulations nor regulations of any other U.S. governmental agency apply to transactions on foreign markets.  The Partnership is at risk for fluctuations in the exchange rate between the currencies in which it trades and U.S. dollars.  It also is possible that exchange controls could be imposed in the future.  There is no restriction on how much of the Partnership’s trading might be on foreign markets. Although trading on behalf of the Partnership may occur on foreign exchanges or in non-U.S. markets, assets of the Partnership will not be held in custody outside of the U.S.

Forward and Cash Trading  May Increase Volatility and Reduce Partnership Performance

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

The trading of over-the-counter instruments, subjects the Partnership to a variety of risks including: 1) counterparty risk; 2) basis risk; 3) interest rate risk; 4) settlement risk; 5) legal risk; and 6) operational risk. Counterparty risk is the risk that the Partnership’s counterparties might default on their obligation to pay or perform generally on their obligations. The over-the-counter markets and some foreign markets are “principals’ markets.”  That means that performance of the contract is the responsibility only of the individual firm or member on the other side of the trade and not any exchange or clearing corporation.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Partnership has concentrated its transactions with a single or small group of counterparties.  Basis risk is the risk attributable to the movements in the spread between the derivative contract price and the future price of the underlying instrument. Interest rate risk is the general risk associated with movements in interest rates. Settlement risk is the risk that a settlement in a transfer system does not take place as expected. Legal risk is the risk that a transaction proves unenforceable in law or because it has been inadequately documented. Operational risk is the risk of unexpected losses arising from deficiencies in a firm’s management information, support and control systems and procedures. Transactions in over-the-counter derivatives may involve other risks as well, as there is no exchange market on which to close out an open position. It may be impossible to liquidate an existing position, to assess the value of a position or to assess the exposure to risk.

Exchange for Physicals May Increase Counter-Party Credit Risk for the Partnership

The Advisor may exchange a cash, forward or spot market position outside of regular trading hours for a comparable futures position. Such transactions are subject to counterparty creditworthiness risk.  The CFTC has permitted the futures exchanges to expand the types of over-the-counter positions that can be part of an exchange for physicals position.

LIMITED PARTNERSHIP ISSUES

Substantial Charges to Partnership May Limit Returns to Limited Partners

The Partnership pays substantial fees and charges.  As a result, the Partnership must make substantial profits for your Interest to increase in value.  You should carefully review the break-even analysis included in this Offering Memorandum before deciding to invest.

Potential Cross Liability May Increase Exposure to Risks for the Partnership

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

There Is No Intrinsic Value to the Partnership's Investments

The Partnership must make profits for it to provide beneficial diversification to your portfolio.  Trading is a “zero-sum” activity in which for every gain there is an equal and offsetting loss (disregarding transaction costs).  This differs from a typical securities investment, in which there is an expectation of consistent yields (in the case of bonds) or participation over time in general economic growth (in the case of stocks).  The Partnership could lose money while stock and bond prices rise.  Stocks and bonds (except penny stocks) generally have some intrinsic value.  You generally can realize some value for your stocks or bonds even if you sell in a down market.  In trading Commodity Interests, on the other hand, you risk losing all of your investment if prices move against you.  In general, performance statistics do not reflect the different risk profiles or tax treatment of traditional and managed Commodity Interest investments.

Partnership Trading Is Not Transparent

The Advisor makes the Partnership’s trading decisions.  While the General Partner receives daily trade confirmations from the commodity broker and foreign exchange dealers, the Partnership’s trading results are reported to Limited Partners monthly.  Accordingly, an investment n the Partnership does not offer Limited Partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

A Non-correlated, Not Negatively Correlated, Performance Objective may Result in Losses for the Partnership

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

You will Not Participate in Management of the Partnership

Limited Partners do not participate in the management of the Partnership.

Your Indemnification of the Partnership May Increase Your Participation Costs

If the General Partner accepts your subscription, you will become a Limited Partner.  Under the Partnership Agreement, you will be required to indemnify the Partnership for any liability that it incurs as a result of your actions.

Partnership Indemnification of Other Parties May Increase Costs for Limited Partners and Adversely Affect Partnership Performance

The Partnership had entered into agreements with various serves providers pursuant to which it may be required to indemnify such service providers for losses they incur in providing services to the Partnership.

LIQUIDITY

The Limited Ability to Liquidate Interests May Lead to Unforeseeable Losses for Limited Partners

You may not be able immediately to liquidate your Interest.  There is no market for the Interests and none is likely to develop.  You may, however redeem your Interest, without penalty, on the last day of any month, subject to certain limitations. In order to redeem, you are required to give the General Partner at least fifteen (15) days’ written notice.  Because of the time delay between your notice to the General Partner and the end of the month when your investment is redeemed, the value of your investment on the date of redemption may be substantially less than at the time you send the General Partner your request to redeem.

Redemptions of Interests May Subject Limited Partners to Possible Adverse Effects and Losses

The Partnership will lose money if it has to sell positions at a loss in order to raise money to pay substantial redemptions.  If many redemptions occur simultaneously, the need to liquidate positions could continue even after the redemption date.  The Partnership would have fewer assets to trade after a high level of redemptions.  This might make it more difficult for the Partnership to recover losses or generate trading profits.  Market illiquidity could make it difficult to liquidate positions on favorable terms, and may also result in losses to the Partnership.

No Automatic Trading Suspensions May Lead to Substantial Losses for the Partnership

 You should only acquire an Interest if you are looking for a long-term investment.  The Partnership does not have an automatic Trading Suspension Level which requires it to suspend or terminate trading as a result of losses.  Therefore, Limited Partners will be required to monitor the value of their investment and determine whether the Partnership’s performance warrants continued investment.  Because Limited Partners will receive performance reports monthly, it is possible that the Partnership could incur substantial losses before a Limited Partner could redeem his Interest.

Any Mandatory Redemptions Required by the General Partner May Subject Limited Partners to Substantial Losses

The General Partner may require you to redeem your Interest at any time and for any reason.  It generally will only require redemptions in order for the Partnership to comply with certain regulations.

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

 ITEM 4: MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 29, 2012 the Partnership had 9,264 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2011:

Month Ended	Amount Redeemed

October 31, 2011	$32,435,930
November 30, 2011	11,091,719
December 31, 2011	18,441,315
Total	$61,968,964

ITEM 6: SELECTED FINANCIAL DATA

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Revenue:
Total net realized and unrealized gains (losses)	$70,122,450	$100,241,515	$(16,644,692)	$42,406,551	$14,410,578
Interest Income	1,671,316	3,110,927	3,044,150	3,801,283	3,810,719

Expenses:
Management fee	8,442,954	6,240,462	4,043,734	1,540,833	691,704
Advisory fee (1)	7,256,692	5,287,476	3,266,333	933,820	478,625
Administrative fee	1,663,244	1,166,030	616,020	49,259	-
Service fees	7,455,501	5,849,080	4,014,434	1,864,912	536,306
Incentive fee	11,798,283	14,074,548	546,869	8,685,185	2,765,664
Professional fees	3,076,319	2,097,027	1,169,523	515,291	214,484
Brokerage commissions	11,985,887	9,080,039	5,636,378	499,445	673,161

Net income (loss)	$20,114,886	$59,557,780	$(32,893,833)	$32,119,089	$12,861,353

Total assets	$865,252,257	$749,532,795	$534,315,805	$294,991,664	$112,091,772
Total Net Asset Value	$819,679,427	$711,205,931	$515,465,776	$259,047,478	$95,514,861

Note: This excludes offering expenses, which is included in the Statements of Changes in Partners' Capital
(1) In 2008 and 2007, a portion of the Advisory fee was paid from the GP's portion

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid,  high quality securities.  Through December 31, 2011 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

2011

During 2011, the Partnership achieved net realized and unrealized gains of $58,136,563 from its trading activities, including brokerage commissions of $11,985,887.  The Partnership accrued net expenses of $39,692,993, including $11,798,283 in incentive fees, $8,442,954 in management fees paid to the General Partner, and $10,531,820 in service and professional fees.  The Partnership earned $1,671,316 in interest income during 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2011 is set forth below.

            Fourth Quarter 2011.  The Partnership experienced a loss in October 2011 as equity markets had a significant rally, causing short positions to lose money. Currencies were the worst performing sector. The Partnership achieved gains in futures contracts on precious metals, but not enough to offset losses across the rest of the portfolio during the month. The Partnership achieved a gain in November 2011.  The Euro fell against the U.S. dollar and has been fluctuating around the middle of its five year trading range.  World equity markets were down on the month, with a rally in the final few days of the month regaining some lost ground. The Partnership closed the month with the portfolio concentrated in the fixed income and currency sectors and relatively little exposure to equity indices.  The Partnership achieved a gain in December 2011 while the financial markets exhibited less volatility than in recent months.  The markets’ attention has been the levels of government debt in Eurozone countries. The Partnership’s gains have been primarily focused in futures contracts on fixed income, with a significant contribution from trading of futures contracts on precious metals.

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

2010

            During 2010, the Partnership achieved net realized and unrealized gains of $91,161,476 from its trading activities, including brokerage commissions of $9,080,039.  The Partnership accrued total expenses of $34,714,623, including $14,074,548 in incentive fees, $11,527,983 in management fees paid to the General Partner, and $7,946,107 in service and professional fees.  The Partnership earned $3,110,927 in interest income during 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2010 is set forth below.

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

2009

During 2009, the Partnership achieved net realized and unrealized losses of $22,281,070 from its trading activities, including brokerage commissions of $5,636,378.  The Partnership accrued total expenses of $13,656,913, including $546,869 in incentive fees, $7,310,067 in management fees paid to the General Partner, and $5,183,957 in service and professional fees.  The Partnership earned $3,044,150 in interest income during 2009.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2009 is set forth below.

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

First Quarter 2009.   January of 2009 saw a wave of consistently poor economic numbers, with unemployment rising, Government debt increasing and recessionary conditions around the globe.  In January, futures markets were volatile and the Partnership profited primarily in currencies, with the U.S. Dollar and Japanese Yen remaining strong, while the Pound Sterling remained under pressure. Elsewhere in the portfolio, there were small losses in bonds and small profits in equities, while liquidity remained favorable.  Throughout February, the situation in global financial and commodity markets worsened and no regions, countries, sectors or companies appeared immune from recessionary conditions.  With volatility levels still elevated, the portfolio continued its low margin exposure with small profits made in short equities (due to falling stock indices in February).  Gyrating currency markets caused small losses mainly attributable to weakening of the U.S. Dollar at month-end.  The continued plunge in demand for commodities in February, combined with increasing inventories, kept a lid on prices.  Crude oil and grain prices came under renewed price pressure, and the only sector to see higher prices was precious metals.  Small gains were achieved from a small long position in gold, and the Partnership benefited primarily from being short grains.  March proved a difficult month for the Partnership and losses were experienced in bond and equity futures, while the Partnership’s long exposure in the U.S. Dollar was damaged by both the increasing U.S. debt and rumors of the U.S. Dollar being sidelined as the reserve currency. The Japanese Yen position also suffered.  The commodities sector was mixed in March, with the main features being vacillations in gold prices and a rally in energy.  Small returns were derived in crude oil as it started to find some strength.

(d)	Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

(e)	Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at December 31, 2011.

(f)	Critical Accounting Estimates

Altegris Funds believes that the Partnership's most critical accounting estimates relate to the valuation of the Partnership's assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. U.S. government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at fair value, which usually approximates cost, given their short duration from the time of purchase.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Partnership’s market sensitive instruments.

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

          The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. This expected daily percentage change is then expanded to four days, providing an expected four day percentage change.  The Partnership’s VaR at a four day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 four day trading periods. VaR typically does not represent the worst case outcome.

The Partnership uses approximately three years of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 1 percentile of this distribution.

The VaR for a sector represents the four day downside risk for the aggregate exposures associated with this sector. The current methodology used to calculate the aggregate VaR represents the VaR of the Partnership’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Partnership in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of the Partnership’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Partnership’s Trading Value at Risk in Different Market Sectors

          The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and  2010 and the Value at Risk as a percentage of the Partnership’s NAV as of December 31, 2011 and 2010.

	December 31, 2011
		Trading
Market Sector	Value at Risk*	% of NAV
Interest Rates	$9,803,536	1.20%
Commodities	$7,433,313	0.91%
Currencies	$10,720,586	1.31%
Equities	$3,551,218	0.43%

Aggregate/Total	$31,508,653	3.84%

*
The VaR for a sector represents the four day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the sum of the VaRs for all market sectors, with an assumed correlation among all sectors equal to one.

	December 31, 2010
		Trading
Market Sector	Value at Risk*	% of NAV
Interest Rates	$3,887,489	0.55%
Commodities	$18,021,346	2.53%
Currencies	$5,875,075	0.83%
Equities	$17,536,238	2.47%

Aggregate/Total	$45,320,148	6.37%

*
The VaR for a sector represents the four day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the sum of the VaRs for all market sectors, with an assumed correlation among all sectors equal to one.

Material Limitations of Value at Risk as an Assessment of Market Risk

The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon that is then expanded to four days does not fully capture the market risk of positions that cannot be liquidated or hedged within the time period; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

VaR is not necessarily representative of historic risk nor should it be used to predict the Partnership’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 100 four day trading periods.

Non-Trading Risk

The Partnership has non-trading market risk on fixed income securities held as part of its cash management program. JPMIM will use its best efforts in the management of the assets of the Partnership but provide no guarantee that any profit or interest will accrue to the Partnership as a result of such management.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector.

Currencies

Exchange rate risk can be a significant market exposure of the Partnership. The Partnership’s currency exposure is to foreign exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.

Interest Rates

Interest rate risk can be a significant market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Changes in the interest rate environment will have the most impact on longer dated fixed income positions.

Stock Indices

The Partnership has equity exposure to equity price risk in the countries in which it invests. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. The Partnership is exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Energy

The Partnership is exposed to energy market risk in relation to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been experienced in this market.

Metals

The Partnership’s metals market exposure is subject to fluctuations in the price of each of the metals futures contracts in which the Partnership invests.

Agricultural

The Partnership’s agricultural exposure is subject to the fluctuations of the price of each of the agricultural commodity futures contracts that it holds.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Partnership as of December 31, 2011.

Fixed Income Securities

The Partnership has market exposure in instruments (other than treasury positions) held other than for trading is in its fixed income portfolio.  JPMIM, an affiliate of the Custodian, has authority to make certain investments on behalf of the Partnership. All securities purchased by JPMIM on behalf of the Partnership will be held in the Partnership’s custody account at the Custodian.  JPMIM will use its best endeavors in the management of the assets of the Partnership but provide no guarantee that any profit or interest will accrue to the Partnership as a result of such management.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Winton's focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to Winton’s expectation of the risk that such positions will provide, rather than the amount of capital required to fund such positions, and Winton's Diversified Program strives to maintain a diversified portfolio because holding positions in a variety of unrelated markets has been shown, over time, to decrease system volatility.

Each day, Winton's trading systems sets volatility parameters (known as the “instantaneous forecast standard deviation”) for each position held in the portfolio. The purpose of these parameters is to estimate the likely size of a market shift (whether up or down), in much the same way as the futures exchanges estimate the likely market shift when deciding how to set the initial margin for a future or the daily price limits for a market.  The primary determinant of the daily volatility parameters is the amount of leverage or level of gearing used by the Diversified Program. The derivatives positions’ leverage or gearing may be measured in terms of the Diversified Program’s margin-to-equity ratio in respect of its derivatives positions. This ratio is calculated by dividing the amount of margin posted with the futures commission merchant by the value of the portfolio. The Diversified Program’s long-term annualized volatility target is currently approximately 10% . However, it should be noted that the Diversified Program’s instantaneous forecast standard deviation (defined as the instantaneous risk Winton expects within the 24 hours following that particular instant) may vary outside these limits. In order to target a given level of long-term risk the instantaneous risk is allowed to fluctuate within a range around the long term risk target. In order to achieve the long-term risk target the correlation between different markets is estimated by the Diversified Program, and is employed in the calculation of the overall level of gearing which is regularly reset, typically on a daily basis.  Additionally, from time to time, the long-term standard deviation (defined as the long term average risk that Winton expects over a number of months) may also be above or below these limits, thereby having an impact upon the level of gearing used by the Diversified Program. For example, in the event that exceptional market conditions arise, such as the threat of closure of an exchange or other loss of liquidity, it may be determined to operate the Diversified Program at a lower level of gearing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2011	2011	2011	2011

Interest Income:	$127,414	$340,020	$667,308	$536,574
Net realized and unrealized gains (losses):	2,723,931	60,222,868	(11,972,016)	19,147,667
Expenses:	10,935,044	18,385,937	9,857,376	12,500,523
Net Income (Loss):	(8,083,699)	42,176,951	(21,162,084)	7,183,718

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2010	2010	2010	2010

Interest Income:	$548,814	$756,032	$896,747	$909,334
Net realized and unrealized gains (losses):	36,424,317	23,371,677	14,935,975	25,509,546
Expenses:	15,369,957	11,776,437	8,531,099	8,117,169
Net Income (Loss):	21,603,174	12,351,272	7,301,623	18,301,711

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting was effective.

(c)        Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Jon C. Sundt (age 49) is the President, CEO and a director of Altegris Funds (October 2004 to present), having also served as a Vice President from July 2002 to October 2004.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); and (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Robert J. Amedeo (age 57) has served as a director of Altegris Funds since July 2002.  He has also been a Vice President of Altegris Funds (October 2004 to January 2011), and President of Altegris Funds (July 2002 to October 2004), and he currently serves as Executive Vice President (January 2011 to present).  Mr. Amedeo has also been (1) an Executive Vice President and director of Altegris; (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (May 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  In addition to his responsibilities as an officer and director of Altegris Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University. Mr. Amedeo is currently Chairman of the NFA’s CPO/CTA Advisory Committee.

Matthew C. Osborne (age 46) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); and (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present).

Richard G. Pfister (age 39) has served as a director of Altegris Funds since October 2004.   He has also served as a Vice President (October 2004 to January 2011) and currently serves as Executive Vice President (January 2011 to present).  Mr. Pfister has also served as (1) an Executive Vice President and director of Altegris (October 2004 to present); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); and (3) a manager and Executive Vice President of Altegris Futures (September 2010 to present).  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst (CAIA) designation.

Kenneth I. McGuire (age 53) became the Chief Operating Officer of Altegris Funds in May 2010 and is a principal of Altegris Funds (June 2010 to present).  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to present), and Services (May 2010 to present).  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

Gurinder S. Ahluwalia (age 47) became a Director and principal of Altegris Funds in January 2011.  Mr. Ahluwalia has served as President and CEO of Genworth Financial Wealth Management (GFWM), an investment advisory firm (June 2009 to present), as Co-Chairman of GFWM (July 2008 to June 2009), and as Vice Chairman of AssetMark Investment Services, Inc. (“AssetMark”) (August 2006 to July 2008). GFWM was created by the 2008 combination of two affiliated investment advisory firms: AssetMark and Genworth Financial Asset Management, Inc. (“GFAM”). Mr. Ahluwalia has also served in the capacities as: (i) President, Chairman and a Trustee of Genworth Financial Asset Management Funds, a mutual fund complex (February 2004 to present); (ii) a Trustee of the Genworth Variable Insurance Trust, a mutual fund offered through variable insurance products (July 2008 to present); and (iii) as a Director on the Boards of GFWM (August 2008 to present), GFAM (January 2004 to August 2008), Genworth Financial Trust Company (“GFTC”), an Arizona chartered trust company and custodian (January 2004 to present), Centurion Financial Advisors, Inc. (“CFA”), an investment advisory firm (January 2004 to present), and Centurion Capital Group, Inc., an intermediate holding company for CFA, GFWM and GFTC (January 2004 to present). In addition, Mr. Ahluwalia has since July 2006 served as a Vice President of Genworth, the publicly traded global financial security company and parent company of Altegris Funds and its direct affiliates, as well as the ultimate parent holding company for all other Genworth affiliated companies. Mr. Ahluwalia holds a B.S. in Computer Science from New York University, a B.E. in Electrical Engineering from Cooper Union, and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

None of the individuals listed above currently serves as a director of a public company.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

See above.

(v)	Involvement in Certain Legal Proceedings.

None.

(vi)	Promoters and Control Persons

Not Applicable.

(b)	Section 16(a) Beneficial Ownership Reporting Compliance

Gurinder Ahluwalia filed an initial report on Form 3 after being appointed a director of Altegris Funds in January 2011.  Mr. Ahluwalia owns no interest in the Partnership and the number of transactions not reported timely is 0.

(c)	Code of Ethics

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Altegris Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.  Altegris Funds intends to adopt all or substantially all of the code of ethics of Genworth Financial, Inc. in 2012.  Richard G. Pfister previously filed a Form 5 in April, 2011, a late filing.

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

During 2011, Altegris received, and from January 1, 2012, Altegris Futures, in its capacity as Introducing Broker to the Partnership, receives compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

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

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to the Advisor.  As of February 29, 2012, Altegris Funds’ general partner interest in the Partnership was valued at $3,630.02, which constituted approximately 0% of the Partnership’s total assets.  As of February 29, 2012, the following directors and executive officers of Altegris Funds owned Interests in the Partnership:  Jon C. Sundt, Robert J. Amedeo, Richard G. Pfister, and Matthew Osborne.  The direct and indirect holding of Interests of each director and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $8,442,954 for the year ended December 31, 2011.  The Partnership paid to Altegris Funds administrative fees totaling $1,663,244 for the year ended December 31, 2011.

The Partnership paid to Altegris monthly continuing compensation of $1,307,330 for the year ended December 31, 2011.  Altegris Futures, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., Newedge USA) the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $1,132,947 for the year ended December 31, 2011.  In addition, Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2011 the Partnership paid monthly brokerage charges of $10,120,176.  As of December 2011, the Partnership anticipates, but has not yet commenced entry into, spot and other foreign exchange over-the-counter transactions with NAST as principal counterparty.  Upon commencement of such transactions between the Partnership and NAST, Altegris, in its capacity as Introducing Broker for the Partnership, will receive a portion of the transaction fees received by NAST.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Spicer Jeffries LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2010 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2011.

FEE CATEGORY	2011	2010

Audit Fees	$70,000	$82,500
Audit-Related Fees	-	-
Tax Fees	122,000	17,500
All Other Fees	-	-

TOTAL FEES	$192,000	$100,000

Audit Fees consist of fees paid to Spicer Jeffries LLP and Ernst & Young LLP (as applicable) for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and filed on Altegris Winton Futures Fund, L.P.’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax Fees consist of fees paid to Spicer Jeffries LLP and Ernst & Young LLP (as applicable) for professional services rendered in connection with tax compliance and Partnership income tax return filings.

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

*4.1	First Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification
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

Dated: March 30, 2012	ALTEGRIS WINTON FUTURES FUND, L.P. By: ALTEGRIS PORTFOLIO MANAGEMENT, INC.

By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: March 30, 2012
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of Altegris Portfolio Management, Inc.

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 – 9
Statements of Operations	10
Statements of Changes in Partners’ Capital (Net Asset Value)	11
Notes to Financial Statements	12 – 27

ALTEGRIS WINTON FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2011, 2010 and 2009 is accurate and complete.

By:	/s/ Robert J. Amedeo
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Robert J. Amedeo, Executive Vice President

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Altegris Winton Futures Fund, L.P.

We have audited the statement of financial condition of Altegris Winton Futures Fund, L.P. as of December 31, 2011, and the related statements of operations and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Altegris Winton Futures Fund, L.P. for the years ended December 31, 2010 and December 31, 2009, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altegris Winton Futures Fund, L.P. at December 31, 2011, and the results of its operations, and changes in partners’ capital for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

March 26, 2012

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2011 and DECEMBER 31, 2010

	2011	2010
ASSETS
Equity in Newedge USA, LLC account
Cash	$8,198,923	$17,841,814
Restricted cash	37,309,186	23,233,711
Restricted foreign currency	16,544,395	12,699,061
Foreign currency	-	599,862
Unrealized gain on open commodity futures contracts	17,185,051	22,951,037
Long options (cost $52,560 and $37,075)	18,248	26,870
Unrealized gain (loss) on open forward contracts	135,474	306,861

	79,391,277	77,659,216

Cash and cash equivalents	25,097,534	3,295,383
Investment securities at value
(cost - $760,362,204 and $668,127,850)	760,525,198	668,207,948
Interest receivable	238,248	370,248

Total assets	$865,252,257	$749,532,795

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency	$6,961,956	$-
Short options (proceeds $107,725 and $68,475)	42,215	52,595
Commissions payable	1,006,865	803,819
Management fee payable	739,177	606,442
Advisory fee payable	632,266	516,079
Administrative fee payable	151,111	117,803
Service fees payable	671,132	577,289
Incentive fee payable	173,767	6,826,279
Redemptions payable	18,919,367	6,198,800
Subscriptions received in advance	15,218,831	22,079,436
Other liabilities	1,056,143	548,322

Total liabilities	45,572,830	38,326,864

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,655	3,547
Limited Partners	819,675,772	711,202,384

Total partners' capital (Net Asset Value)	819,679,427	711,205,931

Total liabilities and partners' capital	$865,252,257	$749,532,795

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

INVESTMENT SECURITIES

Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	$5,027,575	0.61%
20,000,000	4/4/2013	Federal Farm Credit Bank, 0.84%	20,027,380	2.44%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,102,345	1.84%
21,306,000	1/3/2012	Federal Farm Credit Bank Disc Note, 0.01%	21,305,988	2.60%
20,000,000	1/11/2012	Federal Home Loan Bank, 0.10%	19,999,920	2.44%
1,000,000	4/2/2012	Federal Home Loan Bank , 0.16%	1,000,099	0.12%
12,000,000	4/2/2012	Federal Home Loan Bank, 0.11%	12,001,488	1.46%
7,000,000	5/18/2012	Federal Home Loan Bank, 1.13%	7,026,362	0.86%
16,000,000	7/18/2012	Federal Home Loan Bank, 0.25%	16,003,440	1.95%
31,850,000	9/7/2012	Federal Home Loan Bank , 0.14%	31,827,832	3.88%
10,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	9,992,890	1.22%
10,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	9,996,860	1.22%
7,000,000	9/25/2012	Federal Home Loan Bank , 0.14%	6,994,470	0.85%
5,500,000	10/25/2012	Federal Home Loan Bank , 0.13%	5,494,434	0.67%
3,000,000	11/2/2012	Federal Home Loan Bank, 0.13%	2,996,862	0.37%
18,000,000	11/7/2012	Federal Home Loan Bank, 0.20%	17,991,972	2.20%
15,000,000	11/16/2012	Federal Home Loan Bank , 0.50%	15,005,865	1.83%
8,674,000	4/29/2013	Federal Home Loan Mortgage Corporation , 0.70%	8,676,559	1.06%
20,000,000	1/3/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.01%	19,999,967	2.44%
14,300,000	2/13/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	14,299,671	1.74%
36,100,000	2/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	36,099,314	4.40%
15,000,000	4/9/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	14,999,190	1.83%
8,500,000	5/29/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	8,499,303	1.04%
10,000,000	7/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.05%	9,997,430	1.22%
10,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	10,015,620	1.22%
18,550,000	4/20/2012	Federal National Mortgage Association, 1.88%	18,648,371	2.28%
10,227,000	1/3/2012	Federal National Mortg Assoc Disc Note, 0.01%	10,226,983	1.25%
25,300,000	5/1/2012	Federal National Mortg Assoc Disc Note, 0.02%	25,298,330	3.09%

Total U.S. Government Agency Bonds and Notes (cost - $394,393,526)			394,556,520	48.13%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments (continued)

Corporate Notes
$8,700,000	1/27/2012	Amsterdam Funding Disc Note, 0.18%	$8,698,038	1.06%
1,000,000	1/3/2012	Argento Variable Funding Disc Note, 0.15%	999,750	0.12%
15,500,000	1/4/2012	Aspen Funding Disc Note, 0.15%	15,496,194	1.88%
20,150,000	1/4/2012	Bank of Montreal, 0.12%	20,150,000	2.45%
18,000,000	1/3/2012	Bank Of Nova Scotia Disc Note, 0.03%	17,999,940	2.20%
19,850,000	1/4/2012	Bank of Tokyo-Mitsubishi Disc Note, 0.14%	19,849,614	2.42%
21,000,000	1/9/2012	Coca-Cola Enterprises Disc Note, 0.06%	20,999,271	2.56%
26,650,000	1/11/2012	General Electric Capital Disc Note, 0.02%	26,649,793	3.25%
18,900,000	1/13/2012	Google Disc Note, 0.17%	18,899,265	2.31%
15,500,000	1/6/2012	Grampian Funding LLC Disc Note, 0.15%	15,496,383	1.89%
22,650,000	1/6/2012	Mizuho Funding LLC Disc Note, 0.18%	22,646,433	2.76%
15,400,000	1/13/2012	Mont Blanc Capital Disc Note, 0.33%	15,395,765	1.88%
22,650,000	1/13/2012	National Australian Bank, 0.05%	22,650,000	2.76%
12,000,000	1/11/2012	National Bank of Canada, 0.09%	12,000,000	1.46%
11,100,000	1/6/2012	NetJets Disc Note, 0.15%	11,099,464	1.35%
9,850,000	1/13/2012	Norinchukin Bank, 0.30%	9,850,000	1.20%
15,100,000	1/5/2012	Pfizer Disc Note, 0.03%	15,099,748	1.84%
13,800,000	1/10/2012	Shizuoka Bank 0.40%	13,800,958	1.68%
20,100,000	1/6/2012	State Street Bank & Trust, 0.18%	20,098,325	2.45%
23,100,000	1/12/2012	Sumitomo Mutsui Banking, 0.20%	23,095,688	2.82%
18,000,000	1/6/2012	Tasman Funding, Inc Disc Note, 0.15%	17,994,540	2.20%
17,000,000	1/23/2012	Toyota Motor Credit Disc Note, 0.06%	16,999,509	2.07%

Total Corporate Notes (cost - $365,968,678)			365,968,678	44.61%

Total investment securities (cost - $760,362,204)			$760,525,198	92.74%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011

	Range of Expiration Dates	Number of Contracts	Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 12 - May 12	516	$(628,141)	(0.08)%
Currencies	Jan 12 - Mar 12	1,869	2,390,376	0.29%
Energy	Jan 12 - Apr 12	471	296,448	0.04%
Interest Rates	Jan 12 - Mar 13	11,856	7,670,327	0.94%
Metals	Jan 12 - Mar 12	896	(4,359,872)	(0.53)%
Stock Indices	Jan 12 - Mar 12	1,178	700,103	0.09%
Swapnote Future	Mar-12	10	2,535	0.00%
Treasury Rates	Mar-12	3,095	2,545,656	0.31%

Total long futures contracts		19,891	8,617,432	1.06%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 12 - May 12	(2,273)	(758,235)	(0.09)%
Currencies	Mar-12	(3,643)	6,391,032	0.78%
Energy	Jan 12 - Mar 12	(914)	825,687	0.10%
Interest Rates	Mar 12 - Sep 12	(822)	(6,554)	0.00%
Metals	Jan 12 - Nov 12	(1,368)	2,025,867	0.25%
Stock Indices	Jan 12 - Mar 12	(614)	89,822	0.01%

Total short futures contracts		(9,634)	8,567,619	1.05%

Total futures contracts		10,257	$17,185,051	2.11%

LONG OPTIONS CONTRACTS:
Future options (cost of $52,560)	Jan 12 - Mar 12	59	$18,248	0.00%

SHORT OPTIONS CONTRACTS:
Future options (proceeds of $107,725)	Jan 12 - Mar 12	59	$42,215	0.01%

LONG FORWARD CONTRACTS:
Currencies		$24,390,147 (1)	$(857,706)	(0.10)%

SHORT FORWARD CONTRACTS:
Currencies		$13,143,514 (1)	993,180	0.12%

Total forward currency contracts			$135,474	0.02%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2010

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments (continued)

Corporate Notes
$16,765,000	1/3/2011	Atmos Energy Corp Disc Note, 0.28%	$16,764,348	2.36%
4,865,000	1/3/2011	Autozone Inc Disc Note, 0.32%	4,864,741	0.68%
15,000,000	1/5/2011	Autozone Inc Disc Note, 0.32%	14,998,933	2.11%
7,108,000	1/7/2011	Autozone Inc Disc Note, 0.30%	7,107,585	1.00%
32,373,000	1/5/2011	Avery Dennison Corp Disc Note, 0.30%	32,371,112	4.55%
10,914,000	1/3/2011	Bank of America Repo, 0.07%	10,914,000	1.53%
27,150,000	1/4/2011	Barclays US Funding Corp Disc Note, 0.23%	27,145,143	3.82%
32,375,000	1/12/2011	Credit Agricole N A Disc Note, 0.28%	32,371,538	4.55%
32,370,000	1/5/2011	Dexia Delaware LLC Disc Note, 0.34%	32,367,860	4.55%
340,000	1/26/2011	Metlife Short Term Funding Disc Note, 0.24%	339,934	0.05%
25,000,000	1/4/2011	Nissan Mtr Accp CP Disc Note, 0.38%	24,996,660	3.51%
150,000	1/7/2011	Nissan Mtr Accp CP Disc Note, 0.38%	149,975	0.02%
6,430,000	1/3/2011	Pacificorp Disc Note, 0.30%	6,429,839	0.90%
18,600,000	1/12/2011	Philip Morris Intl Inc Disc Note, 0.21%	18,597,071	2.61%
32,375,000	1/5/2011	Prudential Funding Corp Disc Note, 0.30%	32,373,112	4.55%
14,000,000	1/5/2011	Reed Elsevier Inc Disc Note, 0.32%	13,999,129	1.97%
18,750,000	1/12/2011	Societe Generale North America Inc Disc, 0.27%	18,748,068	2.64%
4,056,000	1/3/2011	Societe Generale North America Inc Disc, 0.10%	4,055,966	0.57%
18,885,000	1/5/2011	Spectra Energy Captl Disc Note, 0.36%	18,883,642	2.66%
27,500,000	1/3/2011	Volkswagen of America Disc Note, 0.35%	27,498,128	3.87%

Total Corporate Notes (cost - $344,976,784)			344,976,784	48.50%

Total investment securities (cost - $668,127,850)			$668,207,948	93.95%

See accompanying notes.

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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Realized	$76,690,402	$80,737,744	$(15,134,007)
Change in unrealized	(5,911,850)	20,492,318	(1,403,056)
Brokerage commissions	(11,985,887)	(9,080,039)	(5,636,378)

Gain (loss) from trading futures	58,792,665	92,150,023	(22,173,441)

Gain (loss) on trading of securities
Realized	845,767	6,417	(1,633)
Change in unrealized	82,896	(295,824)	260,900

Gain (loss) from trading securities	928,663	(289,407)	259,267

Foreign currency translation gains (losses)	(1,584,765)	(699,140)	(366,896)

Total trading gains (losses)	58,136,563	91,161,476	(22,281,070)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,671,316	3,110,927	3,044,150

Expenses
Management fee	8,442,954	6,240,462	4,043,734
Advisory fee	7,256,692	5,287,476	3,266,333
Administrative fee	1,663,244	1,166,030	616,020
Service fees	7,455,501	5,849,080	4,014,434
Incentive fee	11,798,283	14,074,548	546,869
Professional fees	3,076,319	2,097,027	1,169,523

Total expenses	39,692,993	34,714,623	13,656,913

Net investment (loss)	(38,021,677)	(31,603,696)	(10,612,763)

NET INCOME (LOSS)	$20,114,886	$59,557,780	$(32,893,833)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2008	$259,047,478	$106,046,677	$16,246,048	$3,150,480	$31,171,321	$28,262,426	$74,167,035	$3,491

Transfers	-	(1,619,578)	918,871	-	(584,077)	92,967	1,191,817	-

Capital additions	341,256,824	169,092	1,121	37,650,000	154,019,760	85,850,610	63,566,241	-

Capital withdrawals	(51,787,951)	(16,975,386)	(1,277,714)	(8,581,457)	(7,082,968)	(3,645,724)	(14,224,702)	-

From operations:
Net investment income (loss)	(10,612,763)	(2,116,691)	(197,201)	(287,223)	(4,823,533)	(1,753,606)	(1,434,433)	(76)
Net realized gain (loss) from investments	(21,138,914)	(5,609,474)	(832,232)	(1,831,697)	(4,210,817)	(3,392,244)	(5,262,259)	(191)
Net change in unrealized gain (loss) from investments	(1,142,156)	(734,228)	(117,209)	333,559	(253,056)	(160,020)	(211,177)	(25)
Net (loss) for the year
ended December 31, 2009	(32,893,833)	(8,460,393)	(1,146,642)	(1,785,361)	(9,287,406)	(5,305,870)	(6,907,869)	(292)

Offering costs	(156,742)	(37,727)	(6,117)	(6,107)	(40,512)	(27,680)	(38,598)	(1)

Balances at December 31, 2009	515,465,776	79,122,685	14,735,567	30,427,555	168,196,118	105,226,729	117,753,924	3,198

Transfers	-	(453,632)	246,598	(8,536)	(1,311,937)	(151,857)	1,679,364	-

Capital additions	206,104,505	-	-	-	98,969,697	65,849,181	41,285,627	-

Capital withdrawals	(69,814,413)	(10,772,314)	(2,182,836)	(7,376,730)	(21,068,451)	(8,958,253)	(19,455,829)	-

From operations:
Net investment income (loss)	(31,603,696)	(3,204,975)	(471,188)	(1,020,820)	(15,021,996)	(6,865,980)	(5,018,596)	(141)
Net realized gain (loss) from investments	70,964,982	8,440,365	1,640,243	3,316,228	25,517,675	16,729,908	15,320,188	375
Net change in unrealized gain (loss) from investments	20,196,494	2,627,772	542,045	1,050,906	7,160,901	4,716,292	4,098,463	115
Net income for the year
ended December 31, 2010	59,557,780	7,863,162	1,711,100	3,346,314	17,656,580	14,580,220	14,400,055	349

Offering costs	(107,717)	(12,743)	(2,545)	(5,108)	(38,542)	(25,968)	(22,811)	-

Balances at December 31, 2010	711,205,931	75,747,158	14,507,884	26,383,495	262,403,465	176,520,052	155,640,330	3,547

Transfers	-	(27,436)	27,436	-	(1,762,895)	(409,651)	2,172,546	-

Capital additions	229,701,224	-	-	5,000,000	101,778,037	67,815,420	55,107,767	-

Capital withdrawals	(141,217,455)	(10,273,421)	(985,133)	-	(44,735,329)	(21,390,884)	(63,832,688)	-

From operations:
Net investment income (loss)	(38,021,677)	(3,212,146)	(483,645)	(875,524)	(18,598,400)	(8,653,700)	(6,198,104)	(158)
Net realized gain (loss) from investments	63,965,517	6,039,491	1,174,854	2,171,138	23,542,329	16,137,378	14,900,034	293
Net change in unrealized gain (loss) from investments	(5,828,954)	(648,465)	(110,672)	(56,323)	(1,910,250)	(1,025,494)	(2,077,723)	(27)
Net income for the year
ended December 31, 2011	20,114,886	2,178,880	580,537	1,239,291	3,033,679	6,458,184	6,624,207	108

Offering costs	(125,159)	(12,031)	(2,310)	(4,329)	(46,677)	(31,176)	(28,636)	-

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris Winton Futures Fund, L.P. (f/k/a Winton Futures Fund, L.P. (US)) (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership, as amended and restated from time to time (“Agreement”).  The Partnership filed an amendment to its Certificate of Limited Partnership on April 14, 2011 in order to change its name from Winton Futures Fund, L.P. (US) to Altegris Winton Futures Fund, L.P.  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the U.S. (“U.S.”) Government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2011 and 2010, and reported amounts of income and expenses for the years then ended.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and other highly liquid investments with financial institutions with original maturity dates of 90 days or less. A portion of the cash designated as Equity in Newedge USA, LLC is restricted and held as margin collateral for futures transactions.

The Partnership maintains a custody account with a major financial institution. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The FDIC temporarily increased its limit to $250,000 until December 31, 2013. The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant credit risk related to its cash account.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Transactions and Investment Income

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

The Partnership may engage in futures contracts as part of its investment strategy to hedge against changes in the value of its portfolio securities and in the value of securities it intends to purchase. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized appreciation/depreciation on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments that are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2011 are reflected within the Condensed Schedule of Investments.

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

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a specific future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to foreign currency backing some of the investments held by the Fund. The contract is marked-to-market daily and the change in market value is recorded by the Fund as an unrealized appreciation or depreciation. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value

In accordance with the authoritative guidance under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Partnership uses various valuation approaches. The authoritative guidance under U.S. GAAP establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Partnership.

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

Level 3 - Valuations based on inputs that are unobservable.

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

The fair value of U.S. Government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair value U.S. Government agency bonds and notes at December 31, 2011 and 2010.

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate bonds are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair value corporate notes at December 31, 2011 and 2010.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2011 and 2010:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Balance as of December 31, 2011
Assets:
Futures contracts (1)	$27,291,482	$-	$-	$27,291,482
Options contracts	18,248	-	-	18,248
Forward currency contracts	-	1,227,422	-	1,227,422
US Government agency obligations	394,556,520	-	-	394,556,520
Corporate notes	-	365,968,678	-	365,968,678

	$421,866,250	$367,196,100	$-	$789,062,350

Liabilities:
Futures contracts (1)	$10,106,431	$-	$-	$10,106,431
Options contracts	42,215	-	-	42,215
Forward currency contracts	-	1,091,948	-	1,091,948

	$10,148,646	$1,091,948	$-	$11,240,594

December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Balance as of December 31, 2010
Assets:
Futures contracts (1)	$29,721,256	$-	$-	$29,721,256
Options contracts	26,870	-	-	26,870
Forward currency contracts	-	521,425	-	521,425
US Government agency obligations	323,231,164	-	-	323,231,164
Corporate notes	-	344,976,784	-	344,976,784

	$352,979,290	$345,498,209	$-	$698,477,499

Liabilities:
Futures contracts (1)	$6,770,219	$-	$-	$6,770,219
Options contracts	52,595	-	-	52,595
Forward currency contracts	-	214,564	-	214,564

	$6,822,814	$214,564	$-	$7,037,378

(1)	See Note 1. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2011 and 2010, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2011 and 2010, there have been no significant changes to the Partnership’s fair valuation methodologies.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it may transact business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions, allocations and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”).   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the partners based on their respective capital accounts as of the end of each month in which the items accrue pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner.

Income Taxes

As an entity taxable as a partnership, the Partnership is not itself subject to federal income tax. The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income and expenses.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 and 2010.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2011, and December 31, 2010.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2008.

Financial Derivative Instruments

The Partnership engages in the speculative trading of futures, options on futures, and forward contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”), nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts at December 31, 2011 and 2010.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

December 31, 2011
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$27,291,482	$(10,106,431)	$17,185,051

Options on Futures Contracts	18,248	(42,215)	(23,967)

Forward Currency Contracts	1,227,422	(1,091,948)	135,474

Total Gross Fair Value of Derivatives	$28,537,152	$(11,240,594)	$17,296,558

December 31, 2010
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$29,721,256	$(6,770,219)	$22,951,037

Options on Futures Contracts	26,870	(52,595)	(25,725)

Forward Currency Contracts	521,425	(214,564)	306,861

Total Gross Fair Value of Derivatives	$30,269,551	$(7,037,378)	$23,232,173

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2011 and 2010.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

Year Ended December 31, 2011
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$76,736,088	$(5,765,986)	144,248

Options on Futures Contracts	338,167	25,523	3,123

Forward Currency Contracts	(383,853)	(171,387)	$12,098,305,181	(1)
Total gains from derivatives trading	$76,690,402	$(5,911,850)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

Year Ended December 31, 2010
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$80,489,643	$20,199,789	196,155

Options on Futures Contracts	246,914	(11,105)	1,164

Forward Currency Contracts	1,187	303,634	$141,352,130	(1)
Total gains from derivatives trading	$80,737,744	$20,492,318

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

Reclassifications

Certain amounts in the 2010 and 2009 financial statements were reclassified to conform with the 2011 presentation.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Effective July 1, 2008, the Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the years ended December 31, 2011, 2010 and 2009 were $7,256,692, $5,287,476 and $3,266,333, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - AGREEMENTS AND RELATED PARTIES (CONTINUED)

Total management fees earned by the General Partner, net of such management fees assigned to the Advisor, for the years ended December 31, 2011, 2010 and 2009 were $8,442,954, $6,240,462 and $4,043,734, respectively.  Management fees payable to the General Partner as of December 31, 2011, 2010 and 2009 were $739,177, $606,442 and $446,310, respectively.

Administrative Fee

Effective July 1, 2008, the General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

For the year ended December 31, 2011 commissions and interest income received by Altegris Futures amounted to $11,243,205, and continuing compensation received by Altegris Investments amounted to $1,307,330.  For the years ended December 31, 2010 and 2009, commissions, interest income and continuing compensation received by Altegris Investments amounted to $9,352,644, and $6,358,789, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Effective as of June 10, 2011, the Custodian replaced Wilmington Trust Company as the Partnership’s custodian.  The Partnership has cash deposited with the Custodian.  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, JPMIM.  The Partnership has a substantial portion of its assets on deposit with the Custodian in U.S. Government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2011, 2010 and 2009.  This information has been derived from information presented in the financial statements.

December 31, 2011

	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners
Return prior to incentive fees	4.51%	5.55%	5.81%	2.64%	4.69%	5.53%
Incentive fees	(1.50)%	(1.50)%	(1.56)%	(1.51)%	(1.54)%	(1.51)%

Total return after incentive fees	3.01%	4.05%	4.25%	1.13%	3.15%	4.02%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.15%	2.14%	1.90%	5.02%	3.01%	2.19%
Incentive fees	1.48%	1.48%	1.49%	1.47%	1.49%	1.52%

Total expenses	4.63%	3.62%	3.39%	6.49%	4.50%	3.71%

Net investment (loss) (1) (2)	(2.93)%	(1.92)%	(1.67)%	(4.80)%	(2.76)%	(1.96)%

December 31, 2010

	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners
Return prior to incentive fees	12.65%	13.82%	14.09%	10.63%	12.87%	13.78%
Incentive fees	(1.77)%	(1.78)%	(2.32)%	(2.60)%	(2.51)%	(2.35)%

Total return after incentive fees	10.88%	12.04%	11.77%	8.03%	10.36%	11.43%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.12%	2.08%	1.88%	4.95%	2.94%	2.12%
Incentive fees	1.61%	1.64%	2.06%	2.59%	2.51%	2.25%

Total expenses	4.73%	3.72%	3.94%	7.54%	5.45%	4.37%

Net investment (loss) (1) (2)	(2.59)%	(1.55)%	(1.35)%	(4.44)%	(2.44)%	(1.60)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Includes offering costs, if any.
(2)	Excludes incentive fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -FINANCIAL HIGHLIGHTS (CONTINUED)

December 31, 2009

	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners
Return prior to incentive fees	(8.39)%	(7.45)%	(7.26)%	(10.07)%	(8.25)%	(7.48)%
Incentive fees	0.00%	(0.01)%	(0.12)%	(0.21)%	(0.16)%	(0.08)%

Total return after incentive fees	(8.39)%	(7.46)%	(7.38)%	(10.28)%	(8.41)%	(7.56)%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.06%	2.07%	1.83%	4.88%	2.89%	2.07%
Incentive fees	0.00%	0.01%	0.11%	0.25%	0.19%	0.09%

Total expenses	3.06%	2.08%	1.94%	5.13%	3.08%	2.16%

Net investment (loss) (1) (2)	(2.36)%	(1.36)%	(1.08)%	(4.14)%	(2.16)%	(1.35)%

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

From January 1, 2012 through March 1, 2012, the Partnership had subscriptions of $65,247,648 and redemptions of $25,005,374.