Form 10-Q
period 2012-03-31
Altegris Winton Futures Fund, L.P.
filed 2012-05-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
 Yes [   ] No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [   ] No  [X]

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2012 (Unaudited) and DECEMBER 31, 2011 (Audited)
_______________

	2012	2011
ASSETS
Equity in Newedge USA, LLC account
Cash	$9,614,028	$8,198,923
Restricted cash	45,695,324	37,309,186
Restricted foreign currency	19,423,816	16,544,395
Foreign currency	1,249,328	-
Unrealized gain on open commodity futures contracts	-	17,185,051
Long options (cost $42,320 and $52,560)	20,061	18,248
Unrealized gain on open forward contracts	-	135,474

	76,002,557	79,391,277

Cash and cash equivalents	23,772,356	25,097,534
Investment securities at value
(cost - $768,512,863 and $760,362,204)	768,639,783	760,525,198
Interest receivable	459,501	238,248

Total assets	$868,874,197	$865,252,257

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency	$-	$6,961,956
Unrealized loss on open commodity futures contracts	816,664	-
Unrealized loss on open forward contracts	420,472	-

	1,237,136	6,961,956

Short options (proceeds $87,865 and $107,725)	48,650	42,215
Commissions payable	1,035,391	1,006,865
Management fee payable	767,073	739,177
Advisory fee payable	656,139	632,266
Administrative fee payable	158,522	151,111
Service fees payable	685,749	671,132
Incentive fee payable	7,893	173,767
Redemptions payable	14,988,724	18,919,367
Subscriptions received in advance	17,692,938	15,218,831
Other liabilities	1,130,241	1,056,143

Total liabilities	38,408,456	45,572,830

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,596	3,655
Limited Partners	830,462,145	819,675,772

Total partners' capital (Net Asset Value)	830,465,741	819,679,427

Total liabilities and partners' capital	$868,874,197	$865,252,257

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2012 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$38,559,000	4/2/2012	Federal Farm Credit Bank Disc Note, 0.01%	$38,558,989	4.64%
20,000,000	4/4/2013	Federal Farm Credit Bank, 0.84%	20,000,660	2.41%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,092,340	1.82%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,025,375	0.61%
25,000,000	4/11/2012	Federal Home Loan Bank Disc Note, 0.05%	24,999,875	3.01%
22,800,000	4/20/2012	Federal Home Loan Bank Disc Note, 0.02%	22,799,772	2.75%
12,000,000	4/2/2012	Federal Home Loan Bank, 0.17%	12,000,000	1.44%
1,000,000	4/2/2012	Federal Home Loan Bank, 0.16%	1,000,000	0.12%
16,000,000	7/18/2012	Federal Home Loan Bank, 0.25%	16,004,704	1.93%
15,400,000	1/29/2013	Federal Home Loan Bank, 0.38%	15,419,635	1.86%
10,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	10,002,010	1.20%
18,000,000	11/7/2012	Federal Home Loan Bank, 0.20%	18,000,738	2.17%
5,500,000	10/25/2012	Federal Home Loan Bank, 0.13%	5,498,108	0.66%
10,000,000	9/10/2012	Federal Home Loan Bank, 1.14%	9,999,390	1.20%
3,000,000	11/2/2012	Federal Home Loan Bank, 1.13%	2,998,842	0.36%
31,850,000	9/7/2012	Federal Home Loan Bank, 1.14%	31,848,217	3.83%
7,000,000	9/25/2012	Federal Home Loan Bank, 1.14%	6,999,363	0.84%
15,000,000	12/21/2012	Federal Home Loan Bank, 1.21%	15,000,270	1.81%
25,500,000	1/10/2013	Federal Home Loan Bank, 1.18%	25,493,319	3.07%
29,000,000	2/8/2013	Federal Home Loan Bank, 1.16%	28,984,369	3.49%
7,000,000	5/18/2012	Federal Home Loan Bank, 1.13%	7,008,715	0.84%
15,000,000	4/9/2012	Federal Home Loan Mortg Corp Disc Note, 0.04%	14,999,940	1.81%
8,500,000	5/29/2012	Federal Home Loan Mortg Corp Disc Note, 0.03%	8,499,592	1.02%
10,000,000	7/6/2012	Federal Home Loan Mortg Corp Disc Note, 0.05%	9,998,680	1.20%
10,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	10,012,090	1.21%
18,550,000	4/20/2012	Federal National Mortgage Association, 1.88%	18,565,990	2.24%

Total U.S. Government Agency Bonds and Notes (cost - $394,677,966)			394,810,983	47.54%

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2012 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners Capital

Fixed Income Investments (continued)

Corporate Notes
$19,000,000	4/9/2012	American Honda Finance Corp Disc Note, 0.16%	$18,998,628	2.29%
7,700,000	4/20/2012	Argento Variable Funding Corp Disc Note, 0.21%	7,698,663	0.93%
9,400,000	4/18/2012	Aspen Funding Corp Disc Note, 0.20%	9,398,619	1.13%
23,300,000	4/23/2012	Bank of Montreal, 0.14%	23,300,000	2.81%
36,000,000	4/2/2012	Bank of Nova Scotia Disc Note, 0.07%	35,999,790	4.33%
14,780,000	4/3/2012	Cancara Asset Securitization LLC Disc Note, 0.19%	14,777,434	1.78%
15,400,000	4/27/2012	Danaher Corp Disc Note, 0.25%	15,398,387	1.85%
18,900,000	4/24/2012	General Electric Capital Corp Disc Note, 0.07%	18,898,677	2.28%
19,000,000	4/5/2012	Mizuho Funding LLC, 0.18%	19,000,000	2.29%
22,760,000	4/4/2012	Norinchukin Bank, 0.21%	22,760,000	2.74%
7,350,000	4/4/2012	Paccar Financial Corp Disc Note, 0.15%	7,349,510	0.88%
8,000,000	4/19/2012	PBFPP Disc Note, 0.70%	7,995,707	0.96%
21,200,000	4/25/2012	Royal Bank of Canada, 0.11%	21,200,000	2.55%
20,850,000	4/11/2012	Sumitomo Trust & Banking Co Disc Note, 0.18%	20,846,873	2.51%
18,200,000	4/27/2012	Tasman Funding Inc Disc Note, 0.23%	18,194,540	2.19%
13,500,000	4/10/2012	Thames Asset Global Disc Note, 0.19%	13,497,075	1.63%
23,000,000	4/13/2012	Toronto-Dominion Holdings, 0.13%	23,000,000	2.77%
15,300,000	4/26/2012	WALTPP Disc Note, 0.13%	15,299,107	1.84%

Total Corporate Notes (cost - $313,613,010)			313,613,010	37.76%

United States Treasury Obligations
$15,000,000	4/12/2012	United States Treasury Bill, 0.03%	14,999,865	1.81%
25,000,000	4/19/2012	United States Treasury Bill, 0.03%	24,999,525	3.01%
20,000,000	3/15/2013	United States Treasury Note, 1.375%	20,216,400	2.43%
Total United States Treasury Obligations (cost - $60,221,887)			60,215,790	7.25%

Total investment securities (cost - $768,512,863)			$768,639,783	92.56%

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2012 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 12 - Sept 12	1,297		$1,161,150	0.14%
Currencies	Jun-12	2,736		(723,768)	(0.09)%
Energy	Apr 12 - Jul 12	1,350		(2,812,350)	(0.34)%
Interest Rates	May 12 - Jun 14	12,288		579,570	0.07%
Metals	May 12 - Feb 13	694		(2,744,552)	(0.33)%
Stock Indices	Apr 12 - Sept 12	3,858		4,443,106	0.54%
Swapnote Future	Jun-12	6		115	0.00%
Treasury Rates	Jun-12	624		(923,828)	(0.11)%

Total long futures contracts		22,853		(1,020,557)	(0.12)%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 12 - Sept 12	1,604		357,011	0.04%
Currencies	Apr 12 - Sept 12	1,923		(2,108,189)	(0.25)%
Energy	Apr 12 - Sept 12	320		1,318,510	0.16%
Interest Rates	Jun 12 - Dec 12	646		(138,173)	(0.02)%
Metals	May 12 - Jan 13	798		803,087	0.10%
Stock Indices	May-12	3		2,850	0.00%
Treasury Rates	Jun-12	213		(31,203)	0.00%

Total short futures contracts		5,507		203,893	0.03%

Total futures contracts		28,360		$(816,664)	(0.09)%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $42,320)	Apr 12 - Jun 12	62		$20,061	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $87,865)	Apr 12 - Jun 12	62		$48,650	0.01%

LONG FORWARD CONTRACTS:
Currencies		$110,888,584	(1)	$1,048,357	0.13%

SHORT FORWARD CONTRACTS:
Currencies		$(110,276,726)	(1)	(1,468,829)	(0.18)%

Total forward currency contracts				$(420,472)	(0.05)%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Audited)
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
DECEMBER 31, 2011 (Audited)
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
DECEMBER 31, 2011 (Audited)
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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)
_______________

	2012	2011
TRADING GAINS (LOSSES)
Gain (loss) on trading of futures
Realized	$13,584,900	$28,278,478
Change in unrealized	(18,571,903)	(9,888,094)
Brokerage commissions	(3,177,351)	(2,818,949)

Gain (loss) from trading futures	(8,164,354)	15,571,435

Gain (loss) on trading of securities
Realized	112,970	366,480
Change in unrealized	(36,074)	(556,605)

Gain (loss) from trading securities	76,896	(190,125)

Foreign currency translation gains (losses)	318,632	947,408

Total trading gains (losses)	(7,768,826)	16,328,718

NET INVESTMENT INCOME (LOSS)
Income
Interest income	261,863	536,574

Expenses
Management fee	2,280,643	1,973,467
Advisory fee	1,949,125	1,690,007
Administrative fee	470,160	383,138
Service fees	1,997,396	1,838,344
Incentive fee	7,893	3,303,563
Professional fees	618,649	404,364
Other expenses	144,828	137,693

Total expenses	7,468,694	9,730,576

Net investment (loss)	(7,206,831)	(9,194,002)

NET INCOME (LOSS)	$(14,975,657)	$7,134,716

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(64,148)	64,148	-	(1,340,419)	(446,235)	1,786,654	-

Capital additions	55,767,482	930,825	-	-	27,235,312	18,159,112	9,442,233	-

Capital withdrawals	(30,005,511)	(2,168,304)	(397,182)	-	(14,179,127)	(6,487,953)	(6,772,945)	-

From operations:
Net investment income (loss)	(7,206,831)	(491,775)	(69,644)	(141,680)	(4,013,022)	(1,669,632)	(821,051)	(27)
Net realized gain (loss) from investments	10,839,151	823,737	171,756	406,119	4,284,473	3,072,862	2,080,158	46
Net change in unrealized gain (loss) from investments	(18,607,977)	(1,417,619)	(294,694)	(698,819)	(7,351,300)	(5,250,679)	(3,594,788)	(78)
Net (loss) for the three
months ended March 31, 2012	(14,975,657)	(1,085,657)	(192,582)	(434,380)	(7,079,849)	(3,847,449)	(2,335,681)	(59)

Balances at March 31, 2012	$830,465,741	$65,225,866	$13,602,798	$32,184,077	$325,306,197	$236,339,420	$157,803,787	$3,596

Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

Transfers	-	-	-	-	(610,338)	(936,722)	1,547,060	-

Capital additions	61,345,731	-	-	-	27,751,475	14,711,856	18,882,400	-

Capital withdrawals	(14,704,458)	(1,357,630)	(220,588)	-	(6,706,419)	(5,856,993)	(562,828)	-

From operations:
Net investment income (loss)	(9,194,002)	(851,265)	(126,916)	(216,930)	(4,445,917)	(2,014,471)	(1,538,477)	(26)
Net realized gain (loss) from investments	26,773,417	2,677,530	514,824	939,562	9,933,971	6,597,646	6,109,779	105
Net change in unrealized gain (loss) from investments	(10,444,699)	(1,045,165)	(200,668)	(364,786)	(3,893,870)	(2,567,022)	(2,373,147)	(41)
Net income for the three
month ended March 31, 2011	7,134,716	781,100	187,240	357,846	1,594,184	2,016,153	2,198,155	38

Balances at March 31, 2011	$764,981,920	$75,170,628	$14,474,536	$26,741,341	$284,432,367	$186,454,346	$177,705,117	$3,585

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

Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2012 and December 31, 2011, and reported amounts of income and expenses for the years then ended.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under U.S. generally accepted accounting principles.  The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments that are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2012 and December 31, 2011 are reflected within the Condensed Schedule of Investments.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Transactions and Investment Income (continued)

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a specific future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to foreign currency backing some of the investments held by the Fund. The contract is marked-to-market daily and the change in market value is recorded by the Fund as an unrealized appreciation or depreciation. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2012 and December 31, 2011 are reflected within the Condensed Schedule of Investments.

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

The fair value of U.S. Government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. United States government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair valued U.S. Government agency bonds and notes as of March 31, 2012 and December 31, 2011.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The fair value of United States Treasury Obligations is generally based on quoted prices in active markets.

The fair value of corporate notes is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as of the bond. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate bonds are generally categorized in Level 2 of the fair value hierarchy. In instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair valued corporate notes as of March 31, 2012 and December 31, 2011.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

March 31, 2012	Level 1	Level 2	Level 3	Balance as of March 31, 2012
Assets:
Futures contracts (1)	$14,459,985	$-	$-	$14,459,985
Options contracts	20,061	-	-	20,061
Forward currency contracts	-	1,417,976	-	1,417,976
US Government agency bonds and notes	394,810,983	-	-	394,810,983
Corporate notes	-	313,613,010	-	313,613,010
United States Treasury Obligations	60,215,790	-	-	60,215,790

	$469,506,819	$315,030,986	$-	$784,537,805

Liabilities:
Futures contracts (1)	$15,276,649	$-	$-	$15,276,649
Options contracts	48,650	-	-	48,650
Forward currency contracts	-	1,838,448	-	1,838,448

	$15,325,299	$1,838,448	$-	$17,163,747

December 31, 2011	Level 1	Level 2	Level 3	Balance as of December 31, 2011
Assets:
Futures contracts (1)	$27,291,482	$-	$-	$27,291,482
Options contracts	18,248	-	-	18,248
Forward currency contracts	-	1,227,422	-	1,227,422
US Government agency bonds and notes	394,556,520	-	-	394,556,520
Corporate notes	-	365,968,678	-	365,968,678

	$421,866,250	$367,196,100	$-	$789,062,350

Liabilities:
Futures contracts (1)	$10,106,431	$-	$-	$10,106,431
Options contracts	42,215	-	-	42,215
Forward currency contracts	-	1,091,948	-	1,091,948

	$10,148,646	$1,091,948	$-	$11,240,594

(1) See Note 1. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the period ended March 31, 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2012, there have been no significant changes to the Partnership’s fair valuation methodologies.

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

No Limited Partner shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contribution, except as may be required by law.

Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged as an expense when incurred.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the three month period ended March 31, 2012 and for the year ended December 31, 2011 and for the three month ended March 31, 2012 and 2011.

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

The following presents the fair value of derivative contracts as of March 31, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Derivative Instruments (continued)

	March 31, 2012
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$14,459,985	$(15,276,649)	$(816,664)

Options on Futures Contracts	20,061	(48,650)	(28,589)

Forward Currency Contracts	1,417,976	(1,838,448)	(420,472)

Total Gross Fair Value of Derivatives	$15,898,022	$(17,163,747)	$(1,265,725)

	December 31, 2011
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$27,291,482	$(10,106,431)	$17,185,051

Options on Futures Contracts	18,248	(42,215)	(23,967)

Forward Currency Contracts	1,227,422	(1,091,948)	135,474

Total Gross Fair Value of Derivatives	$28,537,152	$(11,240,594)	$17,296,558

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2012 and 2011.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended March 31, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$14,494,797	$(18,001,715)	51,509

Options on Futures Contracts	87,900	(14,242)	328

Forward Currency Contracts	(997,797)	(555,946)	$4,940,056,392	(1)
Total gains from derivatives trading	$13,584,900	$(18,571,903)

	Three Months Ended March 31, 2011
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	28,055,515	(9,603,538)	40,651

Options on Futures Contracts	60,880	29,565	284

Forward Currency Contracts	162,083	(314,121)	$3,724,789,815	(1)
Total gains from derivatives trading	$28,278,478	$(9,888,094)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold. The number of contracts closed using average cost for long contracts of 1,726,004 and 568,198 and short contracts of (1,319,148) and (936,689) for the three months ended March 31, 2012 and 2011, respectively.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES

Advisory Contract

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations as Incentive Fees

The Advisor receives from the Partnership a monthly management fee equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations as Advisory Fees.

Brokerage Agreements

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected on the Statement of Operations as Brokerage Commissions.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - AGREEMENTS AND RELATED PARTIES (CONTINUED)

Total management fees earned by the General Partner, for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations.

Administrative Fee

The General Partner receives from the Partnership a monthly administrative fee equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests. Total administrative fees for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations as Administrative Fees.

Service Fees

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. Total service fees for the three months ended March 31, 2012 and 2011 are shown on the Statement of Operations as Service Fees.

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

For the three months ended March 31, 2012 commissions received by Altegris Futures and continuing compensation received by Altegris Investments amounted to $3,352,965.  For the three months ended March 31, 2011, commissions received by Altegris Futures and continuing compensation received by Altegris Investments amounted to $2,984,696.

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

JPMorgan Chase Bank, N.A. (“Custodian”) is the Partnership’s custodian.  The Partnership has cash deposited with the Custodian.  For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership has a substantial portion of its assets on deposit with the Custodian in U.S. Government agency bonds and notes and corporate notes.  Risks arise from investments in bonds and notes due to possible illiquidity and the potential for default by the issuer or counterparty.  Such instruments are also sensitive to changes in interest rates and economic conditions.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2012 and 2011.  This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)
Return prior to incentive fees	(1.62)%	(1.39)%	(1.33)%	(2.09)%	(1.60)%	(1.40)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.62)%	(1.39)%	(1.33)%	(2.09)%	(1.60)%	(1.40)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.02%	2.11%	1.87%	4.99%	2.97%	2.14%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.02%	2.11%	1.87%	4.99%	2.97%	2.14%

Net investment (loss) (1) (2) (3)	(2.90)%	(1.99)%	(1.74)%	(4.87)%	(2.85)%	(2.01)%

	Three months ended March 31, 2011
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)
Return prior to incentive fees	1.47%	1.73%	1.80%	1.02%	1.53%	1.73%
Incentive fees	(0.43)%	(0.44)%	(0.44)%	(0.44)%	(0.45)%	(0.44)%

Total return after incentive fees	1.04%	1.29%	1.36%	0.58%	1.08%	1.29%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.08%	2.06%	1.82%	4.90%	2.89%	2.08%
Incentive fees (4)	0.44%	0.44%	0.44%	0.44%	0.44%	0.44%

Total expenses	3.52%	2.50%	2.26%	5.34%	3.33%	2.52%

Net investment (loss) (1) (2) (3)	(2.79)%	(1.78)%	(1.53)%	(4.62)%	(2.61)%	(1.79)%

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 6 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued and has determined there are no matters requiring disclosure.

From April 1, 2012 through May 1, 2012, the Partnership had subscriptions of $25,690,016 and redemptions of $13,007,882.

PART I – FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2012.

Three Months Ended March 31, 2012

During the first quarter of 2012, the Partnership achieved net realized and unrealized gains of $8,164,354 from its trading activities, net of brokerage commissions of $3,177,351.  The Partnership accrued total expenses of $7,468,694, including $2,280,643 in management fees paid to the General Partner, and $2,616,045  in service and professional fees.  The Partnership earned $261,863 in interest income during the first quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2012 is set forth below.

The Partnership achieved a gain in January 2012.  Global stock markets began the year with a rally, and the Euro reversed its downward trend of the prior two months. Government bonds rallied in the second half of the month, with US 5-year yields reaching record lows. The Partnership ended the month up, with gains in futures contracts on stock indices, short-term rates, bonds and precious metals being offset by losses in trading in futures contracts on base metals and currencies.  The Partnership experienced a loss in February 2012 as the rally in equity markets that started in the middle of December continued with the S&P 500 Index climbing back to the highs that it made last year. The price of crude oil increased by around $10 a barrel during the month. The Partnership’s gains this month were the result of being long stock indices and long energies. These gains were not sufficient to offset losses elsewhere, principally coming from a short position in the Euro and being long the Yen.  The Partnership experienced a loss in March 2012 as Government Bonds fell significantly, with US 10-year notes reaching levels not seen since October last year. Concerns over energy prices did not seem to affect US equity markets, where the S&P 500 continued its ascent. European equity markets lagged behind their US counterparts, with the restructuring of Greece’s debt dominating the headlines. The Partnership ended the month down, with gains in trading of futures contracts on equity indices offsetting losses in futures contracts on bonds.

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

Other Clients of the Advisor. The Advisor manages other accounts.  This increases the competition for the same trades which the Partnership makes.  The Advisor may manage other accounts that pay fees that are different than those the Partnership pays.  Therefore, it has a potential conflict of interest.  There is no assurance that the Partnership’s trading will generate the same results as any other accounts the Advisor manages.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2012:

Month	Amount Redeemed
January 31, 2012	$6,634,904.33
February 29, 2012	$8,745,627.91
March 31, 2012	$14,624,977.71

Item 3:  Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4:  Mine Safety Disclosure.

Not applicable.

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

Dated: May 15, 2012

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)