Form 10-Q
period 2012-06-30
Altegris Winton Futures Fund, L.P.
filed 2012-08-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

ALTEGRIS WINTON FUTURES FUND, L.P.

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2012 (Unaudited) and DECEMBER 31, 2011 (Audited)

Item 1: Financial Statements.

	June 30, 2012	December 31, 2011
ASSETS
Equity in Newedge USA, LLC account
Cash	$4,933,220	$8,198,923
Restricted cash	36,212,262	37,309,186
Restricted foreign currency (cost - $21,028,493 and $16,999,640)	21,148,697	16,544,395
Foreign currency (cost - $505,263 and $0)	508,151	-
Unrealized gain on open commodity futures contracts	-	17,185,051
Long options (cost $45,620 and $52,560)	10,601	18,248
Unrealized gain on open forward contracts	292,852	135,474

	63,105,783	79,391,277

Cash	23,277,022	25,097,534
Investment securities at value
(cost - $731,847,133 and $760,362,204)	731,888,894	760,525,198
Interest receivable	478,474	238,248

Total assets	$818,750,173	$865,252,257

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency (cost - $0 and $7,153,525)	$-	$6,961,956
Unrealized loss on open commodity futures contracts	3,878,570	-

	3,878,570	6,961,956

Short options (proceeds $94,860 and $107,725)	26,829	42,215
Commissions payable	1,089,777	1,006,865
Management fee payable	748,487	739,177
Advisory fee payable	639,585	632,266
Administrative fee payable	155,932	151,111
Service fees payable	629,672	671,132
Incentive fee payable	-	173,767
Redemptions payable	13,393,625	18,919,367
Subscriptions received in advance	10,835,161	15,218,831
Other liabilities	930,106	1,056,143

Total liabilities	32,327,744	45,572,830

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,443	3,655
Limited Partners	786,418,986	819,675,772

Total partners' capital (Net Asset Value)	786,422,429	819,679,427

Total liabilities and partners' capital	$818,750,173	$865,252,257

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2012 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$16,837,000	7/2/2012	Federal Farm Credit Bank Disc Note, 0.01%	$16,836,995	2.14%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,065,280	1.92%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,018,255	0.64%
19,300,000	7/5/2012	Federal Home Loan Bank Disc Note, 0.02%	19,299,942	2.45%
26,500,000	7/13/2012	Federal Home Loan Bank Disc Note, 0.02%	26,499,761	3.37%
15,000,000	7/18/2012	Federal Home Loan Bank Disc Note, 0.03%	14,999,805	1.91%
15,400,000	1/29/2013	Federal Home Loan Bank, 0.38%	15,410,164	1.96%
10,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	10,001,000	1.27%
18,000,000	11/7/2012	Federal Home Loan Bank, 0.20%	18,003,114	2.29%
5,500,000	10/25/2012	Federal Home Loan Bank, 0.13%	5,499,566	0.70%
10,000,000	9/10/2012	Federal Home Loan Bank, 1.14%	9,999,810	1.27%
3,000,000	11/2/2012	Federal Home Loan Bank, 0.13%	2,999,751	0.38%
31,850,000	9/7/2012	Federal Home Loan Bank, 1.14%	31,849,427	4.05%
7,000,000	9/25/2012	Federal Home Loan Bank, 1.14%	6,999,839	0.89%
15,000,000	12/21/2012	Federal Home Loan Bank, 1.21%	15,001,035	1.91%
25,500,000	1/10/2013	Federal Home Loan Bank, 1.18%	25,493,294	3.24%
29,000,000	2/8/2013	Federal Home Loan Bank, 1.16%	28,982,629	3.69%
10,000,000	7/6/2012	Federal Home Loan Mortg Corp Disc Note, 0.06%	9,999,970	1.27%
5,000,000	9/14/2012	Federal Home Loan Mortg Corporation, 2.00%	5,018,485	0.64%
15,000,000	8/22/2012	Federal Home Loan Mortg Corporation, 0.88%	15,015,090	1.91%
10,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	10,008,180	1.27%
30,000,000	5/7/2013	Federal National Mortgage Association, 1.75%	30,365,190	3.86%

Total U.S. Government Agency Bonds and Notes (cost - $338,310,190)			338,366,582	43.03%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2012 (Unaudited)

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments (continued)

Corporate Notes
$14,700,000	7/2/2012	Alpine Securitization, 0.10%	$14,699,878	1.87%
22,100,000	7/12/2012	Bank of Montreal, 0.17%	22,100,000	2.81%
35,000,000	7/2/2012	Bank of Nova Scotia Disc Note, 0.09%	34,999,737	4.45%
21,600,000	7/19/2012	General Electric Capital Corp Disc Note, 0.12%	21,597,894	2.75%
18,050,000	7/17/2012	Google, 0.11%	18,048,596	2.30%
22,500,000	7/5/2012	Mizuho Funding LLC, 0.18%	22,500,000	2.86%
18,000,000	7/5/2012	Mont Blanc Capital, 0.22%	17,999,300	2.29%
18,000,000	7/27/2012	Net Jet, 0.21%	17,998,050	2.29%
25,300,000	7/2/2012	Newport Funding, 0.22%	25,299,536	3.22%
21,650,000	7/25/2012	Norinchukin Bank, 0.21%	21,650,000	2.75%
15,000,000	7/20/2012	RY, 0.13%	15,000,000	1.91%
22,000,000	7/5/2012	Siemens Capital, 0.13%	21,997,947	2.80%
21,650,000	7/26/2012	Sumitomo Trust & Banking Co Disc Note, 0.21%	21,650,000	2.75%
22,150,000	7/11/2012	Toronto-Dominion Holdings, 0.09%	22,147,440	2.82%
19,100,000	7/2/2012	Wal-Mart Stores, 0.08%	19,098,541	2.43%

Total Corporate Notes (cost - $316,786,919)			316,786,919	40.30%

U.S. Treasury Obligations
$20,000,000	3/15/2013	United States Treasury Note, 1.38%	20,164,840	2.56%
250,000	4/15/2013	United States Treasury Note, 1.75%	252,998	0.03%
25,000,000	5/15/2013	United States Treasury Note, 1.38%	25,246,100	3.21%
31,000,000	5/31/2013	United States Treasury Note, 0.50%	31,071,455	3.95%
Total United States Treasury Obligations (cost - $76,750,024)			76,735,393	9.75%

Total investment securities (cost - $731,847,133)			$731,888,894	93.08%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2012 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 12 - Feb 13	1,355		$2,464,464	0.31%
Currencies	Jul 12 - Sep 12	1,688		318,851	0.04%
Energy	Jul 12 - Aug 12	249		203,059	0.03%
Interest Rates	Sept 12 - Sep 14	22,255		838,327	0.11%
Metals	Jul 12 - Nov 12	584		(3,379,157)	(0.43)%
Stock Indices	Sep-12	412		371,753	0.05%
Treasury Rates	Sep-12	3,966		2,393,538	0.30%

Total long futures contracts		30,509		3,210,835	0.41%

SHORT FUTURES CONTRACTS:
Agriculture	Aug 12 - Mar 13	1,108		(2,533,146)	(0.32)%
Currencies	Sep-12	2,065		(3,359,095)	(0.43)%
Energy	Jul 12 - Oct 12	1,097		(2,201,999)	(0.28)%
Interest Rates	Sep-12	582		(864,768)	(0.11)%
Metals	Jul 12 - Apr 13	1,769		4,730,397	0.60%
Stock Indices	Jul 12 - Sep 12	1,198		(2,860,794)	(0.36)%

Total short futures contracts		7,819		(7,089,405)	(0.90)%

Total futures contracts		38,328		$(3,878,570)	(0.49)%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $45,620)	Jul 12 - Sep 12	55		$10,601	0.00%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $94,860)	Jul 12 - Sep 12	55		$26,829	0.00%

LONG FORWARD CONTRACTS:
Currencies		$136,497,096	(1)	$924,636	0.12%

SHORT FORWARD CONTRACTS:
Currencies		$(135,446,014)	(1)	(631,784)	(0.08)%

Total forward currency contracts				$292,852	0.04%

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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
TRADING GAIN (LOSS)
Gain (loss) on trading of derivatives contracts
Realized	$(23,569,244)	$3,004,831	$(9,984,344)	$31,283,309
Change in unrealized	(2,332,526)	(16,170,105)	(20,904,429)	(26,058,199)
Brokerage commissions	(3,147,671)	(3,000,791)	(6,325,022)	(5,819,740)

Gain (loss) from trading futures	(29,049,441)	(16,166,065)	(37,213,795)	(594,630)

Gain (loss) on trading of securities
Realized	93,814	121,989	206,784	488,469
Change in unrealized	(85,159)	797,463	(121,233)	240,858

Gain (loss) from trading securities	8,655	919,452	85,551	729,327

Foreign currency translation gain (loss)	(311,203)	273,806	7,429	1,221,214

Total trading gain (loss)	(29,351,989)	(14,972,807)	(37,120,815)	1,355,911

NET INVESTMENT INCOME (LOSS)
Income
Interest income	264,891	667,308	526,754	1,203,882

Expenses
Management fee	2,269,398	2,106,568	4,550,041	4,080,036
Advisory fee	1,938,603	1,812,572	3,887,728	3,502,578
Administrative fee	472,322	411,270	942,482	794,407
Service fees	1,944,421	1,867,042	3,941,817	3,656,383
Incentive fee	-	66,389	7,893	3,369,952
Professional fees	512,329	418,646	1,130,978	823,011
Offering expense	22,393	15,412	23,557	64,414
Other expenses	158,567	174,099	302,231	311,793

Total expenses	7,318,033	6,871,998	14,786,727	16,602,574

Net investment loss	(7,053,142)	(6,204,690)	(14,259,973)	(15,398,692)

NET LOSS	$(36,405,131)	$(21,177,497)	$(51,380,788)	$(14,042,781)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(64,148)	64,148	-	(2,353,284)	(478,722)	2,832,006	-

Capital additions	94,934,831	930,825	-	-	44,242,277	33,589,015	16,172,714	-

Capital withdrawals	(76,811,041)	(5,407,709)	(893,048)	-	(31,049,376)	(21,498,023)	(17,962,885)	-

From operations:
Net investment loss	(14,259,973)	(959,033)	(135,140)	(278,528)	(7,932,379)	(3,356,503)	(1,598,337)	(53)
Net realized loss from investments	(16,095,153)	(1,245,350)	(261,092)	(620,432)	(6,307,655)	(4,699,315)	(2,961,240)	(69)
Net change in unrealized loss from investments	(21,025,662)	(1,549,750)	(325,507)	(805,980)	(8,314,548)	(5,983,831)	(4,045,956)	(90)
Net loss for the six months ended June 30, 2012	(51,380,788)	(3,754,133)	(721,739)	(1,704,940)	(22,554,582)	(14,039,649)	(8,605,533)	(212)

Balances at June 30, 2012	$786,422,429	$59,317,985	$12,577,775	$30,913,517	$308,955,315	$226,534,566	$148,119,828	$3,443

Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

Transfers	-	-	-	-	(736,138)	(810,922)	1,547,060	-

Capital additions	110,543,042	-	-	-	49,490,157	30,847,262	30,205,623	-

Capital withdrawals	(46,109,716)	(4,276,557)	(685,381)	-	(24,162,298)	(10,149,037)	(6,836,443)	-

From operations:
Net investment loss	(15,398,692)	(1,129,859)	(134,827)	(257,724)	(8,176,006)	(3,368,686)	(2,331,532)	(58)
Net realized gain from investments	27,173,252	1,993,802	237,922	454,791	14,427,763	5,944,541	4,114,330	103
Net change in unrealized loss from investments	(25,817,341)	(1,894,314)	(226,050)	(432,097)	(13,707,836)	(5,647,916)	(3,909,030)	(98)
Net loss for the six months ended June 30, 2011	(14,042,781)	(1,030,371)	(122,955)	(235,030)	(7,456,079)	(3,072,061)	(2,126,232)	(53)

Balances at June 30, 2011	$761,596,476	$70,440,230	$13,699,548	$26,148,465	$279,539,107	$193,335,294	$178,430,338	$3,494

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership

Altegris Winton Futures Fund, L.P. (f/k/a Winton Futures Fund, L.P. (US)) (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership, as amended and restated from time to time (“Agreement”).  The Partnership filed an amendment to its Certificate of Limited Partnership on April 14, 2011 in order to change its name from Winton Futures Fund, L.P. (US) to Altegris Winton Futures Fund, L.P.  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  It is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2012 and December 31, 2011, and reported amounts of income and expenses for the three and six months ended June 30, 2012 and 2011, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under U.S. GAAP.  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the condensed financial statements for the interim period.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value

In accordance with the authoritative guidance under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair valued U.S. government agency bonds and notes as of June 30, 2012 and December 31, 2011.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Levels 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as of the notes. If the spread data does not reference the issuer, then data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair valued corporate notes as of June 30, 2012 and December 31, 2011.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

				Balance as of
June 30, 2012	Level 1	Level 2	Level 3	June 30, 2012
Assets:
Futures contracts (1)	$20,046,822	$-	$-	$20,046,822
Options contracts	10,601	-	-	10,601
Forward currency contracts	-	1,628,797	-	1,628,797
U.S. Government agency bonds and notes	338,366,582	-	-	338,366,582
Corporate notes	-	316,786,919	-	316,786,919
U.S. Treasury Obligations	76,735,393	-	-	76,735,393

	$435,159,398	$318,415,716	$-	$753,575,114

Liabilities:
Futures contracts (1)	$23,925,392	$-	$-	$23,925,392
Options contracts	26,829	-	-	26,829
Forward currency contracts	-	1,335,945	-	1,335,945

	$23,952,221	$1,335,945	$-	$25,288,166

				Balance as of
December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011
Assets:
Futures contracts (1)	$27,291,482	$-	$-	$27,291,482
Options contracts	18,248	-	-	18,248
Forward currency contracts	-	1,227,422	-	1,227,422
U.S. Government agency bonds and notes	394,556,520	-	-	394,556,520
Corporate notes	-	365,968,678	-	365,968,678

	$421,866,250	$367,196,100	$-	$789,062,350

Liabilities:
Futures contracts (1)	$10,106,431	$-	$-	$10,106,431
Options contracts	42,215	-	-	42,215
Forward currency contracts	-	1,091,948	-	1,091,948

	$10,148,646	$1,091,948	$-	$11,240,594

(1)  See Note 1. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2012, and the year ended December 31, 2011, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2012, and the year ended December 31, 2011, there have been no significant changes to the Partnership’s fair valuation methodologies.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Transactions and Investment Income

Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction. Interest income is recorded on the accrual basis.

Gains or losses on futures contracts and options on futures contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statements of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions on futures and options on futures contracts include other trading fees and are charged to expense when contracts are opened.

Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy to hedge against changes in the value of its portfolio securities and in the value of securities it intends to purchase. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain/loss on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments that are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2012 and December 31, 2011 are reflected within the Condensed Schedules of Investments.

Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2012 and December 31, 2011 are reflected within the Condensed Schedules of Investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it may transact business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income.

Cash

A portion of the cash designated as equity in Newedge USA, LLC is restricted and held as margin collateral for futures transactions.

The Partnership maintains a custody account with a major financial institution. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The FDIC temporarily increased its limit to $250,000 until December 31, 2013. The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged as an expense when incurred.

Income Taxes

As an entity taxable as a partnership for the U.S. Federal Income tax purposes; the Partnership is not itself subject to federal income tax. The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income and expenses.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the six month period ended June 30, 2012 and for the year ended December 31, 2011.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2008.

NOTE 2 - PARTNERS’ CAPITAL

Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”).   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the Limited Partners based on their respective capital accounts as of the end of each month, in which the items accrue pursuant to the terms of the Partnership’s agreement of limited partnership, as may be amended and restated from time to time (the “Agreement”).  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner.

No Limited Partner shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contributions, except as may be required by law.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PARTNERS’ CAPITAL (CONTINUED)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.125% (0.50% to 1.5% annually) for Special Interests of the Partnership's management fee net asset value (as defined).  The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value (as defined).  The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner, for the three and six months ended June 30, 2012 and 2011 are shown on the Statements of Operations as Management Fee.

Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests. Total administrative fees for the three and six months ended June 30, 2012 and 2011 are shown on the Statements of Operations as Administrative Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

For the three and six months ended June 30, 2012, commissions and interest income received by Altegris Futures, and continuing compensation received by Altegris Investments amounted to $3,199,652 and $6,210,593, respectively. For the three and six months ended June 30, 2011, commissions and interest income received by Altegris Futures, and continuing compensation received by Altegris Investments amounted to $2,818,756 and $5,803,452, respectively.

The Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. For the three and six months ended June 30, 2012, brokerage fees paid to Altegris Futures amounted to $2,478,609 and $5,157,844, respectively. For the three and six months ended June 30, 2011, brokerage fees paid to Altegris Futures amounted to $2,501,306 and $4,898,440, respectively.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the six months ended June 30, 2012 and 2011 are shown on the Statements of Operations as Incentive Fee

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the three and six months ended June 30, 2012 and 2011 and are shown on the Statements of Operations as Advisory Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. Total service fees for the three and six months ended June 30, 2012 and 2011 are shown on the Statement of Operations as Service Fees.

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests.

NOTE 6 - BROKERAGE AGREEMENT

Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”), pursuant to the terms of a brokerage agreement.  The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected on the Statements of Operations as Brokerage Commissions.

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

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

The following presents the fair value of derivative contracts as of June 30, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

	June 30, 2012
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$20,046,822	$(23,925,392)	$(3,878,570)

Options on Futures Contracts	10,601	(26,829)	(16,228)

Forward Currency Contracts	1,628,797	(1,335,945)	292,852

Total Gross Fair Value of Derivatives	$21,686,220	$(25,288,166)	$(3,601,946)

	December 31, 2011
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$27,291,482	$(10,106,431)	$17,185,051

Options on Futures Contracts	18,248	(42,215)	(23,967)

Forward Currency Contracts	1,227,422	(1,091,948)	135,474

Total Gross Fair Value of Derivatives	$28,537,152	$(11,240,594)	$17,296,558

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2012 and 2011.  The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended June 30, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(19,331,679)	$(3,061,906)	52,760

Options on Futures Contracts	87,565	16,056	340

Forward Currency Contracts	(4,325,130)	713,324	$19,779,219,078	(1)
Total gains from derivatives trading	$(23,569,244)	$(2,332,526)

	Six Months Ended June 30, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(4,836,882)	$(21,063,621)	104,269

Options on Futures Contracts	175,465	1,814	668

Forward Currency Contracts	(5,322,927)	157,378	$24,719,275,470	(1)
Total gains from derivatives trading	$(9,984,344)	$(20,904,429)

(1)  Represents the U.S. dollar equivalent of the notional amount bought or sold. The number of contracts closed using average cost for long contracts of 955,720 and 2,681,724 and short contracts of (1,120,028) and (2,439,176) for the three and six months ended June 30, 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

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

(1)  Represents the U.S. dollar equivalent of the notional amount bought or sold. The number of contracts closed using average cost for long contracts of 531,507 and 533,451 and short contracts of (1,881,223) and (408,553) for the three and six months ended June 30, 2011.

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

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

NOTE 9 - INDEMNIFICATIONS

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2012 and 2011.  This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)
Return prior to incentive fees	(4.24)%	(4.01)%	(3.95)%	(4.69)%	(4.21)%	(4.01)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(4.24)%	(4.01)%	(3.95)%	(4.69)%	(4.21)%	(4.01)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.10%	2.11%	1.85%	5.02%	3.01%	2.16%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.10%	2.11%	1.85%	5.02%	3.01%	2.16%

Net investment (loss) (1) (2) (3)	(2.98)%	(1.98)%	(1.72)%	(4.89)%	(2.88)%	(2.03)%

	Six months ended June 30, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)
Return prior to incentive fees	(5.80)%	(5.35)%	(5.23)%	(6.68)%	(5.74)%	(5.36)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(5.80)%	(5.35)%	(5.23)%	(6.68)%	(5.74)%	(5.36)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.08%	2.12%	1.86%	5.03%	3.01%	2.16%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.08%	2.12%	1.86%	5.03%	3.01%	2.16%

Net investment (loss) (1) (2) (3)	(2.95)%	(2.00)%	(1.73)%	(4.91)%	(2.88)%	(2.03)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued and has determined there are no matters requiring disclosure.

From July 1, 2012 through August 1, 2012, the Partnership had subscriptions of $10,571,370.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2012.

Three Months Ended June 30, 2012

During the second quarter of 2012, the Partnership achieved net realized and unrealized losses of $29,351,989 from its trading activities, net of brokerage commissions of $3,147,671.  The Partnership accrued total expenses of $7,318,033  including $2,269,398 in management fees paid to the General Partner, $0 in incentive fees, and $2,456,750 in service and professional fees.  The Partnership earned $264,891 in interest income during the second quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2012 is set forth below.

Second Quarter 2012: The Partnership experienced a loss in April 2012 as yields on German bonds and global equity markets fell from their recent highs.  The Partnership suffered losses on its long positions in stock index futures while gains were made on long fixed income futures.  Trading in soy bean futures contracts also made a significant contribution to the month’s performance.   The Partnership experienced a loss in May 2012.  The Partnership suffered losses early in the month as global stock markets fell while German and U.S. government bonds rallied.  The last week of the month, however, saw a recovery of most of these losses with gains mainly focused in futures contracts on government bonds.  The Partnership’s position on the Euro, which fell against the dollar, also made a meaningful contribution. Losses were focused in trading on futures contracts in energies and stock indices during the month.  The Partnership experienced a loss in June 2012. The markets reacted to a decision on Spanish bank debt on the final day of the month, as the Euro and world stock indices rose. The main losses for the Partnership were from futures contracts on bonds, currencies and stock indices, with profits made in futures contracts on short term rates and base metals.

Three Months Ended June 30, 2011

During the second quarter of 2011, the Partnership achieved net realized and unrealized losses of $14,972,807 from its trading activities, net of brokerage commissions of $3,000,791.  The Partnership accrued total expenses of $6,871,998  including $2,106,568 in management fees paid to the General Partner, $66,389 in incentive fees, and $2,285,688 in service and professional fees.  The Partnership earned $667,308 in interest income during the second quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2011 is set forth below.

Second Quarter 2011. The Partnership achieved a gain in April 2011 as global stock markets experienced mid-month declines.  Futures contracts on currencies were the top performing sector this month for the Partnership with long positions in the Euro being the main driver.  Bonds were the only losing sector traded by the Partnership, where the net short position was reduced over the course of the month.  Gold once again made record highs while silver rose to its highest level in 31 years.  The Partnership experienced a loss in May 2011, as stock markets fell and the U.S. dollar rallied in a reversal of the previous month.  In the commodity sector, precious metals, base metals and oil also reversed their earlier rise.  The Partnership posted modest gains in the fixed income sector, with losses concentrated in futures contracts on currencies, energies and stock indices. The Partnership experienced a loss in June 2011.  Equity markets fell for a second month, with U.S. and German bonds rising over the same period. Commodity markets generally fell, with the decline in wheat prices a notable example.  The Euro increased volatility, but showed no clear overall direction.  The greatest losses for the Partnership were in futures contracts on stock indices, and the best performing sector during the month was currencies.

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, the Partnership achieved net realized and unrealized losses of $37,120,815 from its trading activities, net of brokerage commissions of $6,325,022.  The Partnership accrued total expenses of $14,786,727, including $4,550,041 in management fees paid to the General Partner, $7,893 in incentive fees, and $5,072,795 in service and professional fees.  The Partnership earned $526,754 in interest income during the six months ended June 30, 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2012 and six months ended June 30, 2012 is set forth below.

Second Quarter 2012: The Partnership experienced a loss in April 2012 as yields on German bonds and global equity markets fell from their recent highs.  The Partnership suffered losses on its long positions in stock index futures while gains were made on long fixed income futures.  Trading in soy bean futures contracts also made a significant contribution to the month’s performance.   The Partnership experienced a loss in May 2012.  The Partnership suffered losses early in the month as global stock markets fell while German and U.S. government bonds rallied.  The last week of the month, however, saw a recovery of most of these losses with gains mainly focused in futures contracts on government bonds.  The Partnership’s position on the Euro, which fell against the dollar, also made a meaningful contribution. Losses were focused in trading on futures contracts in energies and stock indices during the month.  The Partnership experienced a loss in June 2012. The markets reacted to a decision on Spanish bank debt on the final day of the month, as the Euro and world stock indices rose. The main losses for the Partnership were from futures contracts on bonds, currencies and stock indices, with profits made in futures contracts on short term rates and base metals.

First Quarter 2012. The Partnership achieved a gain in January 2012. Global stock markets began the year with a rally, and the Euro reversed its downward trend of the prior two months. Government bonds rallied in the second half of the month, with US 5-year yields reaching record lows. The Partnership ended the month up, with gains in futures contracts on stock indices, short-term rates, bonds and precious metals being offset by losses in trading in futures contracts on base metals and currencies. The Partnership experienced a loss in February 2012, as the rally in equity markets that started in the middle of December continued with the S&P 500 Index climbing back to the highs that it made last year. The price of crude oil increased by around $10 a barrel during the month. The Partnership’s gains this month were the result of being long stock indices and long energies. These gains were not sufficient to offset losses elsewhere, principally coming from a short position in the Euro and being long the Yen. The Partnership experienced a loss in March 2012 as Government Bonds fell significantly, with US 10-year notes reaching levels not seen since October last year. Concerns over energy prices did not seem to affect US equity markets, where the S&P 500 continued its ascent. European equity markets lagged behind their US counterparts, with the restructuring of Greece’s debt dominating the headlines. The Partnership ended the month down, with gains in trading of futures contracts on equity indices offsetting losses in futures contracts on bonds.

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, the Partnership achieved net realized and unrealized gains of $1,355,911 from its trading activities, net of brokerage commissions of $5,819,740.  The Partnership accrued total expenses of $16,602,574, including $4,080,036 in management fees paid to the General Partner, $3,369,952 in incentive fees, and $4,479,394 in service and professional fees.  The Partnership earned $1,203,882 in interest income during the six months ended June 30, 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2011 and six months ended June 30, 2011 is set forth below.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2012:

Month	Amount Redeemed
April 30, 2012	$13,061,581
May 31, 2012	$21,375,841
June 30, 2012	$12,488,996

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

Dated: August 14, 2012

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)