Form 10-Q/A
period 2012-06-30
Altegris Winton Futures Fund, L.P.
filed 2012-09-17
CIK 1198415

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

*  Previously filed or furnished as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Dated: September 17, 2012

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)