Form 10-Q
period 2012-09-30
Altegris Winton Futures Fund, L.P.
filed 2012-11-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2012 (Unaudited) and DECEMBER 31, 2011 (Audited)
_______________

	September 30,	December 31,
	2012	2011
ASSETS
Equity in Newedge USA, LLC account
Cash	$8,282,580	$8,198,923
Restricted cash	55,064,963	37,309,186
Restricted foreign currency (cost - $22,213,500 and $16,999,640)	22,431,159	16,544,395
Unrealized gain on open commodity futures contracts	7,771,920	17,185,051
Long options (cost $42,600 and $52,560)	59,375	18,248
Unrealized gain on open forward contracts	-	135,474

	93,609,997	79,391,277

Cash	19,691,522	25,097,534
Investment securities at value (cost - $687,976,260 and $760,362,204)	688,077,711	760,525,198
Interest receivable	697,549	238,248

Total assets	$802,076,779	$865,252,257

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency (cost - $4,747,786 and $7,153,525)	$4,794,307	$6,961,956
Short options (proceeds $87,850 and $107,725)	128,575	42,215
Unrealized loss on open forward contracts	230,353	-

	5,153,235	7,004,171

Payable for securities purchased	-	-
Commissions payable	1,071,096	1,006,865
Management fee payable	727,241	739,177
Advisory fee payable	621,877	632,266
Administrative fee payable	151,927	151,111
Service fees payable	614,960	671,132
Incentive fee payable	10,989	173,767
Redemptions payable	35,042,123	18,919,367
Subscriptions received in advance	7,526,127	15,218,831
Other liabilities	777,715	1,056,143

Total liabilities	51,697,290	45,572,830

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,438	3,655
Limited Partners	750,376,051	819,675,772

Total partners' capital (Net Asset Value)	750,379,489	819,679,427

Total liabilities and partners' capital	$802,076,779	$865,252,257

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2012 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$8,305,000	10/1/2012	Federal Farm Credit Bank Disc Note, 0.10%	$8,305,000	1.11%
10,950,000	10/26/2012	Federal Farm Credit Bank Disc Note, 0.07%	10,949,468	1.46%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,052,800	2.01%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,015,510	0.67%
25,300,000	10/5/2012	Federal Home Loan Bank Disc Note, 0.13%	25,299,949	3.37%
21,950,000	11/14/2012	Federal Home Loan Bank Disc Note, 0.03%	21,949,188	2.93%
15,400,000	1/29/2013	Federal Home Loan Bank, 0.38%	15,409,825	2.05%
18,000,000	11/7/2012	Federal Home Loan Bank, 0.20%	18,000,360	2.40%
5,500,000	10/25/2012	Federal Home Loan Bank, 0.13%	5,499,797	0.73%
3,000,000	11/2/2012	Federal Home Loan Bank, 0.13%	2,999,859	0.40%
15,000,000	12/21/2012	Federal Home Loan Bank, 0.21%	15,000,990	2.00%
25,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	25,500,000	3.40%
29,000,000	2/8/2013	Federal Home Loan Bank, 0.16%	28,997,941	3.86%
6,000,000	10/16/2012	Federal National Mortgage Association Disc Note, 0.02%	5,999,900	0.80%
15,000,000	2/26/2013	Federal National Mortgage Association, 0.75%	15,035,610	2.00%
10,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	10,001,930	1.33%
14,500,000	2/22/2013	Federal National Mortgage Association, 1.75%	14,590,219	1.94%
30,000,000	5/7/2013	Federal National Mortgage Association, 1.75%	30,267,780	4.03%
6,000,000	8/20/2013	Federal National Mortgage Association, 1.25%	6,053,604	0.81%

Total U.S. Government Agency Bonds and Notes (cost - $279,851,446)			279,929,730	37.30%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2012 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments (continued)

Corporate Notes
$21,000,000	10/25/2012	Alpine Securitization Corp Disc Note, 0.18%	$20,996,897	2.80%
21,700,000	10/3/2012	Bank of Montreal, 0.19%	21,700,000	2.89%
33,000,000	10/1/2012	Bank of Nova Scotia Disc Note, 0.08%	32,999,780	4.40%
15,650,000	10/10/2012	BMW US Capital LLC Disc Note, 0.273%	15,648,044	2.09%
19,850,000	10/5/2012	Fletcher Asset Management Corp Disc Note, 0.16%	19,846,449	2.64%
18,700,000	10/17/2012	Chevron Corp Disc Note, 0.17%	18,698,286	2.49%
16,700,000	10/5/2012	Mizuho Funding LLC, 0.17%	16,700,000	2.23%
13,950,000	10/1/2012	Mont Blanc Capital Corp Disc Note, 0.19%	13,948,605	1.86%
15,000,000	10/3/2012	New Jet Corp Disc Note, 0.13%	14,999,187	2.00%
21,700,000	10/4/2012	Norinchukin Bank, 0.21%	21,700,000	2.89%
2,000,000	10/9/2012	Pfizer Inc Disc Note, 0.05%	1,999,917	0.27%
10,500,000	10/5/2012	Regency Markets No. 1 LLC, 0.20%	10,499,592	1.40%
14,450,000	10/1/2012	Shizuoka Bank, 0.21%	14,449,899	1.93%
21,100,000	10/19/2012	Sumitomo Trust & Banking Co, 0.17%	21,100,000	2.81%
21,300,000	10/12/2012	Toronto-Dominion Holdings, 0.00%	21,297,349	2.84%
21,700,000	10/5/2012	Wal-Mart Stores, 0.00%	21,698,077	2.89%

Total Corporate Notes (cost - $288,282,082)			288,282,082	38.43%

U.S. Treasury Obligations
$20,000,000	3/15/2013	United States Treasury Note, 1.38%	20,110,940	2.68%
250,000	4/15/2013	United States Treasury Note, 1.75%	252,129	0.03%
25,000,000	5/15/2013	United States Treasury Note, 1.38%	25,187,500	3.36%
15,000,000	6/15/2013	United States Treasury Note, 1.13%	15,099,615	2.01%
31,000,000	5/31/2013	United States Treasury Note, 0.50%	31,066,588	4.14%
28,150,000	10/18/2012	United States Treasury Bill, 0.05%	28,149,127	3.75%
Total United States Treasury Obligations (cost - $119,842,732)			119,865,899	15.97%

Total investment securities (cost - $687,976,260)			$688,077,711	91.70%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2012 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners Capital

LONG FUTURES CONTRACTS:
Agriculture	Oct 12 - Apr 13	2,943		$(1,186,380)	(0.16)%
Currencies	Dec-12	4,641		98,897	0.01%
Energy	Oct 12 - Jan 13	527		404,185	0.05%
Interest Rates	Nov 12 - Dec 14	24,995		13,644,318	1.82%
Metals	Nov 12 - Aug 13	866		2,191,652	0.29%
Stock Indices	Oct 12 - Dec 12	3,769		(3,687,691)	(0.49)%
Treasury Rates	Dec-12	3,939		1,798,710	0.24%

Total long futures contracts		41,680		13,263,691	1.76%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 12 - Feb 13	458		203,740	0.03%
Currencies	Oct 12 - Dec 12	1,730		375,762	0.05%
Energy	Oct 12 - Jan 13	446		(922,543)	(0.12)%
Interest Rates	Dec 12 - Mar 13	108		(26,282)	0.00%
Metals	Nov 12 - May 13	751		(5,079,286)	(0.68)%
Stock Indices	Oct 12 - Dec 12	117		(43,162)	(0.01)%

Total short futures contracts		3,610		(5,491,771)	(0.73)%

Total futures contracts		45,290		$7,771,920	1.03%

LONG OPTIONS CONTRACTS:
Stock Indices (cost of $42,600)	Oct 12 - Dec 12	89		$59,375	0.01%

SHORT OPTIONS CONTRACTS:
Stock Indices (proceeds of $87,850)	Oct 12 - Dec 12	89		$128,575	0.02%

LONG FORWARD CONTRACTS:
Currencies		$186,472,319	(1)	$(421,249)	(0.06)%

SHORT FORWARD CONTRACTS:
Currencies		$(185,875,407)	(1)	190,896	0.03%

Total forward currency contracts				$(230,353)	(0.03)%

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Audited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	$5,027,575	0.61%
20,000,000	4/4/2013	Federal Farm Credit Bank, 0.84%	20,027,380	2.44%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,102,345	1.84%
21,306,000	1/3/2012	Federal Farm Credit Bank Disc Note, 0.01%	21,305,988	2.60%
20,000,000	1/11/2012	Federal Home Loan Bank, 0.10%	19,999,920	2.44%
1,000,000	4/2/2012	Federal Home Loan Bank, 0.16%	1,000,099	0.12%
12,000,000	4/2/2012	Federal Home Loan Bank, 0.11%	12,001,488	1.46%
7,000,000	5/18/2012	Federal Home Loan Bank, 1.13%	7,026,362	0.86%
16,000,000	7/18/2012	Federal Home Loan Bank, 0.25%	16,003,440	1.95%
31,850,000	9/7/2012	Federal Home Loan Bank, 0.14%	31,827,832	3.88%
10,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	9,992,890	1.22%
10,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	9,996,860	1.22%
7,000,000	9/25/2012	Federal Home Loan Bank, 0.14%	6,994,470	0.85%
5,500,000	10/25/2012	Federal Home Loan Bank, 0.13%	5,494,434	0.67%
3,000,000	11/2/2012	Federal Home Loan Bank, 0.13%	2,996,862	0.37%
18,000,000	11/7/2012	Federal Home Loan Bank, 0.20%	17,991,972	2.20%
15,000,000	11/16/2012	Federal Home Loan Bank, 0.50%	15,005,865	1.83%
8,674,000	4/29/2013	Federal Home Loan Mortgage Corporation, 0.70%	8,676,559	1.06%
20,000,000	1/3/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.01%	19,999,967	2.44%
14,300,000	2/13/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	14,299,671	1.74%
36,100,000	2/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	36,099,314	4.40%
15,000,000	4/9/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	14,999,190	1.83%
8,500,000	5/29/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	8,499,303	1.04%
10,000,000	7/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.05%	9,997,430	1.22%
10,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	10,015,620	1.22%
18,550,000	4/20/2012	Federal National Mortgage Association, 1.88%	18,648,371	2.28%
10,227,000	1/3/2012	Federal National Mortg Assoc Disc Note, 0.01%	10,226,983	1.25%
25,300,000	5/1/2012	Federal National Mortg Assoc Disc Note, 0.02%	25,298,330	3.09%

Total U.S. Government Agency Bonds and Notes (cost - $394,393,526)			394,556,520	48.13%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011 (Audited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners Capital

Fixed Income Investments (continued)

Corporate Notes
$8,700,000	1/27/2012	Amsterdam Funding Disc Note, 0.18%	$8,698,038	1.06%
1,000,000	1/3/2012	Argento Variable Funding Disc Note, 0.15%	999,750	0.12%
15,500,000	1/4/2012	Aspen Funding Disc Note, 0.15%	15,496,194	1.88%
20,150,000	1/4/2012	Bank of Montreal, 0.12%	20,150,000	2.45%
18,000,000	1/3/2012	Bank Of Nova Scotia Disc Note, 0.03%	17,999,940	2.20%
19,850,000	1/4/2012	Bank of Tokyo-Mitsubishi Disc Note, 0.14%	19,849,614	2.42%
21,000,000	1/9/2012	Coca-Cola Enterprises Disc Note, 0.06%	20,999,271	2.56%
26,650,000	1/11/2012	General Electric Capital Disc Note, 0.02%	26,649,793	3.25%
18,900,000	1/13/2012	Google Disc Note, 0.17%	18,899,265	2.31%
15,500,000	1/6/2012	Grampian Funding LLC Disc Note, 0.15%	15,496,383	1.89%
22,650,000	1/6/2012	Mizuho Funding LLC Disc Note, 0.18%	22,646,433	2.76%
15,400,000	1/13/2012	Mont Blanc Capital Disc Note, 0.33%	15,395,765	1.88%
22,650,000	1/13/2012	National Australian Bank, 0.05%	22,650,000	2.76%
12,000,000	1/11/2012	National Bank of Canada, 0.09%	12,000,000	1.46%
11,100,000	1/6/2012	NetJets Disc Note, 0.15%	11,099,464	1.35%
9,850,000	1/13/2012	Norinchukin Bank, 0.30%	9,850,000	1.20%
15,100,000	1/5/2012	Pfizer Disc Note, 0.03%	15,099,748	1.84%
13,800,000	1/10/2012	Shizuoka Bank, 0.40%	13,800,958	1.68%
20,100,000	1/6/2012	State Street Bank & Trust, 0.18%	20,098,325	2.45%
23,100,000	1/12/2012	Sumitomo Mutsui Banking, 0.20%	23,095,688	2.82%
18,000,000	1/6/2012	Tasman Funding, Inc Disc Note, 0.15%	17,994,540	2.20%
17,000,000	1/23/2012	Toyota Motor Credit Disc Note, 0.06%	16,999,509	2.07%

Total Corporate Notes (cost - $365,968,678)			365,968,678	44.61%

Total investment securities (cost - $760,362,204)			$760,525,198	92.74%

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

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
TRADING GAIN (LOSS)
Gain (loss) on trading of derivatives contracts
Realized	$(2,975,154)	$50,361,092	$(12,959,498)	$82,434,769
Change in unrealized	11,070,323	10,641,019	(9,834,106)	(15,417,180)
Brokerage commissions	(3,032,930)	(3,056,130)	(9,357,952)	(8,875,870)

Gain (loss) from trading futures	5,062,239	57,945,981	(32,151,556)	58,141,719

Gain (loss) on trading of securities
Realized	85,035	99,472	291,819	587,941
Change in unrealized	59,690	(99,843)	(61,543)	141,015

Gain (loss) from trading securities	144,725	(371)	230,276	728,956

Foreign currency translation gain (loss)	(3,182)	(778,872)	4,247	(348,026)

Total trading gain (loss)	5,203,782	57,166,738	(31,917,033)	58,522,649

NET INVESTMENT INCOME (LOSS)
Income
Interest income	269,256	340,020	796,010	1,552,798

Expenses
Management fee	2,187,852	2,149,877	6,737,893	6,229,913
Advisory fee	1,873,191	1,855,569	5,760,919	5,358,147
Administrative fee	456,162	421,922	1,398,644	1,216,329
Service fees	1,882,824	1,915,659	5,824,641	5,572,043
Incentive fee	10,989	8,254,564	18,882	11,624,516
Professional fees	412,258	539,402	1,543,236	1,586,006
Offering expense	1,200	57,511	24,757	121,926
Interest expense	22,466	-	22,466	8,896
Other expenses	151,637	192,814	453,868	281,011

Total expenses	6,998,579	15,387,318	21,785,306	31,998,787

Net investment loss	(6,729,323)	(15,047,298)	(20,989,296)	(30,445,989)

NET INCOME (LOSS)	$(1,525,541)	$42,119,440	$(52,906,329)	$28,076,660

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(382,438)	382,438	-	(2,650,452)	(235,519)	2,885,971	-

Capital additions	121,834,381	966,370	105,815	-	54,893,368	43,131,887	22,736,941	-

Capital withdrawals	(138,227,990)	(8,146,841)	(1,497,330)	-	(50,451,985)	(38,159,841)	(39,971,993)	-

From operations:
Net investment loss	(20,989,296)	(1,390,737)	(196,899)	(409,570)	(11,682,897)	(4,974,729)	(2,334,385)	(79)
Net realized loss from investments	(22,021,384)	(1,685,710)	(354,219)	(849,609)	(8,633,250)	(6,402,366)	(4,096,135)	(95)
Net change in unrealized loss from investments	(9,895,649)	(684,316)	(161,386)	(390,451)	(3,956,067)	(2,941,197)	(1,762,189)	(43)
Net loss for the nine months ended September 30, 2012	(52,906,329)	(3,760,763)	(712,504)	(1,649,630)	(24,272,214)	(14,318,292)	(8,192,709)	(217)

Balances at September 30, 2012	$750,379,489	$56,289,478	$12,406,833	$30,968,827	$298,188,997	$219,380,180	$133,141,736	$3,438

Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

Transfers	-	(27,436)	27,436	-	(1,457,511)	(409,651)	1,867,162	-

Capital additions	166,261,712	-	-	-	73,883,447	46,308,584	46,069,681	-

Capital withdrawals	(78,880,723)	(6,101,864)	(812,621)	-	(33,329,912)	(16,254,675)	(22,381,651)	-

From operations:
Net investment loss	(30,445,989)	(2,422,874)	(350,822)	(652,584)	(14,863,379)	(6,964,769)	(5,191,425)	(136)
Net realized gain from investments	73,798,814	6,125,702	1,051,578	2,009,038	31,637,113	18,018,210	14,956,850	323
Net change in unrealized loss from investments	(15,276,165)	(884,916)	(35,292)	(72,488)	(9,826,847)	(3,025,551)	(1,431,022)	(49)
Net gain for the nine months ended September 30, 2011	28,076,660	2,817,912	665,464	1,283,966	6,946,887	8,027,890	8,334,403	138

Balances at September 30, 2011	$826,663,580	$72,435,770	$14,388,163	$27,667,461	$308,446,376	$214,192,200	$189,529,925	$3,685

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

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

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2012 and December 31, 2011, and reported amounts of income and expenses for the three and nine months ended September 30, 2012 and 2011, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that the differences could be material.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, promulgated by the U.S. Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures required under U.S. GAAP.  The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the condensed financial statements for the interim period.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs which include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. There were no fair valued U.S. government agency bonds and notes as of September 30, 2012 and December 31, 2011.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. There were no fair valued corporate notes as of September 30, 2012 and December 31, 2011.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2012, and the year ended December 31, 2011.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

				Balance as of
September 30, 2012	Level 1	Level 2	Level 3	September 30, 2012
Assets:
Futures contracts (1)	$24,208,652	$-	$-	$24,208,652
Options contracts	59,375	-	-	59,375
Forward currency contracts	-	1,497,670	-	1,497,670
U.S. Government agency bonds and notes	279,929,730	-	-	279,929,730
Corporate notes	-	288,282,082	-	288,282,082
U.S. Treasury Obligations	119,865,899	-	-	119,865,899

	$424,063,656	$289,779,752	$-	$713,843,408

Liabilities:
Futures contracts (1)	$16,436,732	$-	$-	$16,436,732
Options contracts	128,575	-	-	128,575
Forward currency contracts	-	1,728,023	-	1,728,023

	$16,565,307	$1,728,023	$-	$18,293,330

				Balance as of
December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011
Assets:
Futures contracts (1)	$27,291,482	$-	$-	$27,291,482
Options contracts	18,248	-	-	18,248
Forward currency contracts	-	1,227,422	-	1,227,422
U.S. Government agency bonds and notes	394,556,520	-	-	394,556,520
Corporate notes	-	365,968,678	-	365,968,678

	$421,866,250	$367,196,100	$-	$789,062,350

Liabilities:
Futures contracts (1)	$10,106,431	$-	$-	$10,106,431
Options contracts	42,215	-	-	42,215
Forward currency contracts	-	1,091,948	-	1,091,948

	$10,148,646	$1,091,948	$-	$11,240,594

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2012, and the year ended December 31, 2011, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2012, and the year ended December 31, 2011, there were no Level 3 securities.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investment Transactions and Investment Income

Security transactions are recorded on the trade date for financial reporting purposes.  Realized gains and losses from security transactions are determined using the identified cost method. Change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction. Interest income is recorded on an accrual basis.

Gains or losses on futures contracts and options on futures contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statements of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions on futures and options on futures contracts include other trading fees and are incurred as an expense when contracts are opened.

E.	Option Contracts

Generally, an option is a contract that gives the purchaser of the option, in return for the premium paid, the right to buy a specified security, currency or other instrument (an ‘‘underlying instrument’’) from the writer of the option (in the case of a call option), or to sell a specified security, currency, or other instrument to the writer of the option (in the case of put option) at a designated price.  Put and call options that the Partnership may purchase or write may be traded on a national securities exchange or in the over-the-counter (OTC) market.  All option positions entered into on a national securities exchange are cleared and guaranteed by the Options Clearing Corporation, thereby reducing the risk of counterparty default.  There can be no assurance that a liquid secondary market will exist for any option purchased or sold.

As the buyer of an option, the Partnership has a right to buy (call option) or sell (put option) the underlying instrument at the exercise price.  The Partnership may enter into closing sale transactions with respect to options, exercise them, or permit them to expire unexercised.  When buying options, the potential loss is limited to the cost (premium plus transaction costs) of the option.

As the writer of a put option, the Partnership has the obligation to buy (call option) or sell (put option) the underlying instrument at the exercise price.  When the Partnership writes an option, an amount equal to the premium received by the Partnership is recorded as a liability and subsequently marked to market to reflect the current value of the option written.  If the written option expires unexercised, the Partnership realizes a gain in the amount of the premium received.  If the Partnership enters into a closing transaction, it recognizes a gain or loss, depending on whether the cost of the purchase is less than or greater than the premium received.  If the option is exercised, the Partnership will incur a loss to the extent the difference between the current market value of the underlying instrument and the exercise price exceeds the premium received.

As the writer of a call option, the Partnership retains the risk of loss should the underlying instrument increase in value.  If the option is exercised, the Partnership will be required to buy or sell the instrument at the exercise price.  Accordingly, these transactions result in off-balance sheet risk, as the Partnership’s ultimate obligation may exceed the amount indicated in the Statements of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Futures Contracts

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments, which may not correlate with the change in value of the investments they are intended to hedge against. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2012 and December 31, 2011 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2012 and December 31, 2011 are reflected within the Condensed Schedules of Investments.

H.	Foreign Currency Transactions

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Cash

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

J.	Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership.  These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs.  These costs are charged as an expense when incurred.

K.	Income Taxes

As an entity taxable as a partnership for the U.S. Federal Income tax purposes; the Partnership itself is not subject to federal income tax. The Partnership prepares and files calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership’s income and expenses.

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the nine month period ended September 30, 2012 and for the year ended December 31, 2011.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2008.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 - PARTNERS’ CAPITAL

A.	Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests.  Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”).   Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008.  Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the Limited Partners based on their respective capital accounts as of the end of each month, in which the items accrue pursuant to the terms of the Partnership’s Agreement.  Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner.

No Limited Partner shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contributions, except as may be required by law.

B.	Subscriptions, Distributions and Redemptions

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

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

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

Total management fees earned by the General Partner, for the three and nine months ended September 30, 2012 and 2011 are shown on the Statements of Operations as Management Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value (as defined in the Agreement) attributable to Class A and Class B Interests. Total administrative fees for the three and nine months ended September 30, 2012 and 2011 are shown on the Statements of Operations as Administrative Fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value (as defined).  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At September 30, 2012 and December 31, 2011, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $929,263 and $941,255 and service fees payable to Altegris Investments of $89,132 and $115,124. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and nine months ended September 30, 2012 and 2011:

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Altegris Futures - Commission fees	$339,287	$315,976
Altegris Futures - Brokerage fees	2,471,615	2,585,117
Altegris Investments - Service fees	278,677	325,424
Total	$3,089,579	$3,226,517

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Altegris Futures - Commission fees	$1,100,053	$852,153
Altegris Futures - Brokerage fees	7,629,459	7,483,557
Altegris Investments - Service fees	909,727	966,574
Total	$9,639,239	$9,302,284

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the nine months ended September 30, 2012 and 2011 are shown on the Statements of Operations as Incentive Fee.

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value (as defined).  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the three and nine months ended September 30, 2012 and 2011 and are shown on the Statements of Operations as Advisory Fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. Total service fees for the three and nine months ended September 30, 2012 and 2011 are shown on the Statement of Operations as Service Fees.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in trading of futures, options on futures, and forward contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”), nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts as of September 30, 2012 and December 31, 2011. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the statement of financial condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

	September 30, 2012
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$24,208,652	$(16,436,732)	$7,771,920

Options on Futures Contracts	59,375	(128,575)	(69,200)

Forward Currency Contracts	1,497,670	(1,728,023)	(230,353)

Total Gross Fair Value of Derivatives	$25,765,697	$(18,293,330)	$7,472,367

	December 31, 2011
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$27,291,482	$(10,106,431)	$17,185,051

Options on Futures Contracts	18,248	(42,215)	(23,967)

Forward Currency Contracts	1,227,422	(1,091,948)	135,474

Total Gross Fair Value of Derivatives	$28,537,152	$(11,240,594)	$17,296,558

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2012 and 2011.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the statements of operations.

	Three Months Ended September 30, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(5,118,709)	$11,650,490	48,208

Options on Futures Contracts	87,300	(56,962)	358

Forward Currency Contracts	2,056,255	(523,205)	$73,967,333,491	(1)
Total gain (loss) from derivatives trading	$(2,975,154)	$11,070,323

	Nine Months Ended September 30, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(9,955,591)	$(9,413,131)	152,477

Options on Futures Contracts	262,765	(55,148)	1,026

Forward Currency Contracts	(3,266,672)	(365,827)	$98,686,608,961	(1)
Total gain (loss) from derivatives trading	$(12,959,498)	$(9,834,106)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold. The number of contracts closed using average cost for long contracts of 1,521,582 and 1,336,187 and short contracts of (1,112,587) and (1,542,258) for the three and nine months ended September 30, 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

	Three Months Ended September 30, 2011
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$52,040,010	$11,631,260	51,226

Options on Futures Contracts	90,413	(101,691)	2,120

Forward Currency Contracts	(1,769,331)	(888,550)	$6,434,842,729	(1)
Total gain (loss) from derivatives trading	$50,361,092	$10,641,019

	Nine Months Ended September 30, 2011
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$83,174,268	$(14,411,239)	106,538

Options on Futures Contracts	239,463	(64,040)	2,873

Forward Currency Contracts	(978,962)	(941,901)	$10,728,999,879	(1)
Total gain (loss) from derivatives trading	$82,434,769	$(15,417,180)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold. The number of contracts closed using average cost for long contracts of 609,547 and 544,134 and short contracts of (659,706) and (502,232) for the three and nine months ended September 30, 2011.

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
_______________

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2012 and 2011.  This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)
Return prior to incentive fees	(0.13)%	0.12%	0.18%	(0.59)%	(0.09)%	0.11%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(0.13)%	0.12%	0.18%	(0.59)%	(0.09)%	0.11%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.07%	2.08%	1.80%	4.98%	2.95%	2.15%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.07%	2.08%	1.80%	4.98%	2.95%	2.15%

Net investment (loss) (1) (2) (3)	(2.94)%	(1.94)%	(1.67)%	(4.84)%	(2.82)%	(2.01)%

	Nine months ended September 30, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)
Return prior to incentive fees	(5.92)%	(5.24)%	(5.06)%	(7.23)%	(5.83)%	(5.25)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.01)%

Total return after incentive fees	(5.92)%	(5.24)%	(5.06)%	(7.23)%	(5.83)%	(5.26)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.07%	2.10%	1.83%	5.01%	2.98%	2.16%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.07%	2.10%	1.83%	5.01%	2.98%	2.16%

Net investment (loss) (1) (2) (3)	(2.94)%	(1.97)%	(1.71)%	(4.88)%	(2.85)%	(2.03)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 11 -  SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued. From October 1, 2012 through November 1, 2012, the Partnership had subscriptions of $13,714,980 and withdrawals of $21,718,826. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2012.

Three Months Ended September 30, 2012

During the third quarter of 2012, the Partnership incurred net realized and unrealized gains of $5,203,782 from its trading activities, net of brokerage commissions of $3,032,930.  The Partnership accrued net expenses of $6,998,579, including $2,187,852 in management fees paid to the General Partner, $10,989 in incentive fees, and $2,295,082 in service and professional fees.  The Partnership earned $269,256 in interest income during the third quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2012 is set forth below.

Third Quarter 2012.  The Partnership achieved gains in July 2012.  Attention in the Eurozone focused on Spain during the month, with a number of the Spanish regions asking the central government for bailouts. As the month drew to a close, uncertainty continued over the European Central Bank’s role in supporting the Euro, and the Euro ended the month lower. The U.S. Midwest continued to experience a heat wave which led to worsening reports of the quality of the year’s corn harvest and consequently substantial rises in grain prices which benefitted the Partnership.  The Partnership experienced a loss in August 2012.   Global stock indices continued their rally during the month and the Euro staged a partial recovery of its July fall.  The more indebted European countries’ bond yields fell.  Losses in the portfolio were mainly in futures contracts on currencies, as a result of the Euro, and futures contracts on government bonds as a result of rising U.S. and German yields.  The Partnership experienced a loss in September 2012 as the Euro rallied against the U.S. dollar during the first half of the month before promptly reversing to give back half of these gains.  Profits in futures contracts on stock indices were insufficient to offset the losses elsewhere which were spread between futures contracts on currencies, fixed income and commodities during the month. The losses in the currency sector were a direct result of being short the Euro.  The Partnership’s long positions in stock indices benefited from the upward movements during the month, but a short position in Aluminum was hurt by a decent rally in the price of the metal during the month.  Losses in the commodity sector were made worse by drops in the prices of Corn and Soybeans.

Three Months Ended September 30, 2011

During the third quarter of 2011, the Partnership incurred net realized and unrealized gains of $57,166,738 from its trading activities, net of brokerage commissions of $3,056,130.  The Partnership accrued net expenses of $15,387,318, including $2,149,877 in management fees paid to the General Partner, $8,254,564 in incentive fees, and $2,455,061 in service and professional fees.  The Partnership earned $340,020 in interest income during the third quarter of 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2011 is set forth below.

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

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Partnership incurred net realized and unrealized losses of $31,917,033 from its trading activities, net of brokerage commissions of $9,357,952. The Partnership accrued net expenses of $21,785,306, including $6,737,893 in management fees paid to the General Partner, $18,882 in incentive fees, and $7,367,877 in service and professional fees.  The Partnership earned $796,010 in interest income during the nine months ended September 30, 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2012 is set forth below.

Third Quarter 2012.  The Partnership achieved gains in July 2012.  Attention in the Eurozone focused on Spain during the month, with a number of the Spanish regions asking the central government for bailouts. As the month drew to a close, uncertainty continued over the European Central Bank’s role in supporting the Euro, and the Euro ended the month lower. The U.S. Midwest continued to experience a heat wave which led to worsening reports of the quality of the year’s corn harvest and consequently substantial rises in grain prices which benefitted the Partnership.  The Partnership experienced a loss in August 2012.   Global stock indices continued their rally during the month and the Euro staged a partial recovery of its July fall.  The more indebted European countries’ bond yields fell.  Losses in the portfolio were mainly in futures contracts on currencies, as a result of the Euro, and futures contracts on government bonds as a result of rising U.S. and German yields.  The Partnership experienced a loss in September 2012 as the Euro rallied against the U.S. dollar during the first half of the month before promptly reversing to give back half of these gains.  Profits in futures contracts on stock indices were insufficient to offset the losses elsewhere which were spread between futures contracts on currencies, fixed income and commodities during the month. The losses in the currency sector were a direct result of being short the Euro.  The Partnership’s long positions in stock indices benefited from the upward movements during the month, but a short position in Aluminum was hurt by a decent rally in the price of the metal during the month.  Losses in the commodity sector were made worse by drops in the prices of Corn and Soybeans.

Second Quarter 2012. The Partnership experienced a loss in April 2012 as yields on German bonds and global equity markets fell from their recent highs. The Partnership suffered losses on its long positions in stock index futures while gains were made on long fixed income futures. Trading in soy bean futures contracts also made a significant contribution to the month’s performance. The Partnership experienced a loss in May 2012. The Partnership suffered losses early in the month as global stock markets fell while German and U.S. government bonds rallied. The last week of the month, however, saw a recovery of most of these losses with gains mainly focused in futures contracts on government bonds. The Partnership’s position on the Euro, which fell against the dollar, also made a meaningful contribution. Losses were focused in trading on futures contracts in energies and stock indices during the month. The Partnership experienced a loss in June 2012. The markets reacted to a decision on Spanish bank debt on the final day of the month, as the Euro and world stock indices rose. The main losses for the Partnership were from futures contracts on bonds, currencies and stock indices, with profits made in futures contracts on short term rates and base metals.

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

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Partnership incurred net realized and unrealized gains of $58,522,649 from its trading activities, net of brokerage commissions of $8,875,870.  The Partnership accrued net expenses of $31,998,787, including $6,229,913 in management fees paid to the General Partner, $11,624,516 in incentive fees, and $7,158,049 in service and professional fees.  The Partnership earned $1,552,798 in interest income during the nine months ended September 30, 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2011 is set forth below.

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

Month	Amount Redeemed
July 31, 2012	$13,467,438
August 31, 2012	$14,358,092
September 30, 2012	$33,591,419

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

Dated: November 14, 2012

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)