Form 10-K
period 2012-12-31
Altegris Winton Futures Fund, L.P.
filed 2013-04-01
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Altegris Funds is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of National Futures Association (“NFA”).  Winton Capital Management Limited, a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”).  The Advisor is registered with the CFTC as a Commodity Trading Advisor and is authorized and regulated by the United Kingdom’s Financial Services Authority.  Effective as of December 31, 2010, Altegris Funds became a wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”).  Genworth became a principal of Altegris Funds and Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner, in January 2011.  On October 1, 2012, Genworth undertook an internal reorganization whereby Genworth contributed all of the outstanding capital stock of Altegris Funds and Altegris Futures to Altegris Holdings, Inc., a newly-formed indirect holding company subsidiary of Genworth, and contributed all of the outstanding capital stock of Altegris Holdings, Inc. to AssetMark Holdings, Inc., a newly-formed direct subsidiary of Genworth.  Altegris Holdings, Inc. and AssetMark Holdings, Inc. each became principals of Altegris Funds and Altegris Futures on October 1, 2012.

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

As of February 28, 2013, the aggregate net asset value of the Interests in the Partnership before redemptions was $698,797,931.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

It is expected that between 5% and 50% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or United States (“U.S.”) Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, Newedge USA, LLC (“Newedge USA”), a futures commission merchant (“FCM”), and/or Newedge Alternative Strategies, Inc. (“NAST”) (which until November 2012 executed spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership from time to time), and available for trading by the Advisor in Commodity Interests on behalf of the Partnership.  Interest on Partnership assets held at Newedge USA in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at Newedge USA could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor.

With respect to Partnership assets not held at Newedge USA or NAST as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its affiliate J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances and commercial paper — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or Newedge USA, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs.  Altegris Funds receives a management fee of 0.104% of the prior month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the prior month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the prior month-end management fee net asset value of all Institutional Interests (0.75% per annum).  The Advisor receives a management fee of 0.083% of the management fee net asset value of the month-end capital account balances of all Interests (1.0% per annum) and 20% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling (0.50% per annum).

Newedge USA and/or NAST paid during 2012 and will pay from and after January 1, 2013 to Altegris Futures a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred.  A fixed administrative fee is charged to Class A and Class B Interests and paid to Altegris Funds equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

 The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers”, “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as Altegris Funds, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as Newedge USA and introducing brokers such as Altegris Futures to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts.  All accounts owned or managed by the Advisor will be combined for position limit purposes.  The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss.  Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

In addition to the registration requirements described above, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.  The CFTC may in the future also implement position limits for certain exempt commodity contracts, including metals and energy contracts, with respect to futures, options on futures, and economically equivalent swaps.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  If such position limits are adopted, they could materially affect the Partnership’s trading strategy.

Deliverable currency forward contracts are currently subject to only limited regulation in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act mandates that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

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

Forward and Cash Trading  May Increase Volatility and Reduce Partnership Performance

The Partnership may trade in spot and forward contracts on currencies. For this purpose, the Partnership will contract with or through Newedge USA to make or take future delivery of a particular currency.  Newedge USA or its affiliates may extend the Partnership a credit line to enable it to engage in such trading.  The Partnership may also trade options on currencies. Although the currency market is not believed to be necessarily more volatile than the market in other commodities, there is less protection against defaults in the forward trading of currencies because such contracts are not effected on or through an exchange or clearinghouse. Trading in forward currencies and over-the-counter derivatives, including swaps and options, among sophisticated market participants is not generally regulated by any regulatory body. Therefore, with respect to this trading, the Partnership is not afforded the protections provided by trading on regulated exchanges, including segregation of funds. In any principal contract, the Partnership must rely on the creditworthiness of its counterparty.

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

Partnership Trading Is Not Transparent

The Advisor makes the Partnership’s trading decisions.  While the General Partner receives daily trade confirmations from the commodity broker and foreign exchange dealers, the Partnership’s trading results are reported to Limited Partners monthly.  Accordingly, an investment in the Partnership does not offer Limited Partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

A Non-correlated, Not Negatively Correlated, Performance Objective may Result in Losses for the Partnership

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds.  Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes).  Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.  The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss for the counterparty.  If the Partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in an Interest and the Partnership may have no gains to offset your losses from other investments.

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

Partnership Indemnification of Other Parties May Increase Costs for Limited Partners and Adversely Affect Partnership Performance

The Partnership had entered into agreements with various service providers pursuant to which it may be required to indemnify such service providers for losses they incur in providing services to the Partnership.

LIQUIDITY

The Limited Ability to Liquidate Interests May Lead to Unforeseeable Losses for Limited Partners

You may not be able immediately to liquidate your Interest.  There is no market for the Interests and none is likely to develop.  You may, however, redeem your Interest, without penalty, on the last day of any month, subject to certain limitations. In order to redeem, you are required to give the General Partner at least fifteen (15) days’ written notice.  Because of the time delay between your notice to the General Partner and the end of the month when your investment is redeemed, the value of your investment on the date of redemption may be substantially less than at the time you send the General Partner your request to redeem.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of affiliates of Altegris Funds, perform all administrative services for the Partnership from offices at 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439 or at 1200 Prospect St., Suite 400, La Jolla, California 92037.

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

As of February 28, 2013 the Partnership had 8,350 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2012:

Month Ended	Amount Redeemed

October 31, 2012	$21,888,200
November 30, 2012	21,357,335
December 31, 2012	20,621,878
Total	$63,867,413

ITEM 6: SELECTED FINANCIAL DATA

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Revenue:
Total net realized and unrealized gains (losses)	$(20,228,979)	$70,122,450	$100,241,515	$(16,644,692)	$42,406,551
Interest Income	1,053,344	1,680,212	3,110,927	3,044,150	3,801,283

Expenses:
Management fee	8,720,244	8,442,954	6,240,462	4,043,734	1,540,833
Advisory fee (1)	7,451,479	7,256,692	5,287,476	3,266,333	933,820
Administrative fee	1,817,057	1,663,244	1,166,030	616,020	49,259
Service fees	7,538,297	7,456,573	5,849,080	4,014,434	1,864,912
Incentive fee	63,607	11,798,283	14,074,548	546,869	8,685,185
Professional fees	2,233,380	2,172,094	2,097,027	1,169,523	515,291
Brokerage commissions	12,092,858	11,985,887	9,080,039	5,636,378	499,445
Offering expense (2)	49,339	125,159	107,717
Interest expense	36,598	8,896	-
Other expenses	479,415	903,153	-

Net income (loss)	$(59,657,909)	$19,989,727	$59,450,063	$(32,893,833)	$32,119,089

Total assets	$731,212,047	$865,252,257	$749,532,795	$534,315,805	$294,991,664
Total Net Asset Value	$698,786,385	$819,679,427	$711,205,931	$515,465,776	$259,047,478

Note:  This excludes offering expenses, which is included in the Statements of Changes in Partners' Capital
(1)  In 2008 and 2007, a portion of the Advisory fee was paid from the GP's portion
(2)  Offering expenses were excluded for fiscal years ended December 31, 2009 and 2008, and are included in the Statements of Changes in Partners' Capital for those years.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through December 31, 2012 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by Newedge USA, and bore the risk of financial failure by NAST (which until November 2012 executed spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership from time to time) and/or other clearing brokers or counterparties with which the Partnership trades.

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

2012

During 2012, the Partnership achieved net realized and unrealized losses of $32,321,837 from all trading; losses of $32,871,279 from trading of derivatives including brokerage commissions of $12,092,858.  The Partnership accrued total expenses of $28,389,416, including $63,607 in incentive fees, $8,720,244 in management fees paid to the General Partner, and $9,771,677 in service and professional fees.  The Partnership earned $1,053,344 in interest income during 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2012 is set forth below.

Fourth Quarter 2012.  The Partnership experienced a loss in October 2012.  Performance was generally flat across the major markets in the portfolio, including futures contracts on the S&P 500, the Euro U.S. Dollar exchange rate, U.S. bonds, Brent Crude and Corn.  As a consequence, the Partnership suffered losses which were spread fairly evenly across the portfolio. A short position in futures contracts on aluminum was an exception to this, leading the base metals sector to register positive performance.  The Partnership achieved gains in November 2012.  Equity markets initially sold off in November but market stability recovered in the last two weeks leaving the indices broadly unchanged on the month. Futures contracts on European bonds continued to trade higher, which made the most significant contribution to our portfolio. A short position in futures contracts on the Yen resulted in strong profits as the Yen traded at its lowest level for over six months.   The Partnership achieved gains in December 2012 as economic data indicated further signs of recovery with U.S. employment and Chinese economic activity showing positive signs.  Global equity markets traded higher, making a significant contribution to performance.  An extension of the recent Yen sell-off helped the currency portfolio put in a strong performance during the month. Gains in futures contracts on stock indices and currencies were partly offset by a small pull back in U.S. fixed income.

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

2011

During 2011, the Partnership achieved net realized and unrealized gains of $58,136,563 from all trading; gains of $58,792,665 from trading of derivatives including brokerage commissions of $11,985,887.  The Partnership accrued total expenses of $39,827,048, including $11,798,283 in incentive fees, $8,442,954 in management fees paid to the General Partner, and $9,628,667 in service and professional fees.  The Partnership earned $1,680,212 in interest income during 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2011 is set forth below.

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

2010

            During 2010, the Partnership achieved net realized and unrealized gains of $91,161,476 from all trading; $92,150,023 is trading from derivatives including brokerage commissions of $9,080,039.  The Partnership accrued total expenses of $34,822,340, including $14,074,548 in incentive fees, $6,240,462 in management fees paid to the General Partner, and $7,946,107 in service and professional fees.  The Partnership earned $3,110,927 in interest income during 2010.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2010 is set forth below.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) on the Partnership’s open futures contracts and forward currency contracts, both long and short, at December 31, 2012.

(f)	Critical Accounting Estimates

Altegris Funds believes that the Partnership's most critical accounting estimates relate to the valuation of the Partnership's assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Forward currency contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. U.S. government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at fair value.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.  Based on the nature of the business and operations of the Partnership, Altegris Funds believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however, actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  Altegris Funds further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2012 and 2011 and the Value at Risk as a percentage of the Partnership’s NAV as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
		Trading		Trading
Market Sector	Value at Risk*	% of NAV	Value at Risk*	% of NAV
Interest Rates	$2,362,335	0.34%	$9,803,536	1.2%
Commodities	$3,106,993	0.45%	$7,433,313	0.90%
Currencies	$16,690,736	2.39%	$10,720,586	1.31%
Equities	$21,157,691	3.03%	$3,551,218	0.43%

Aggregate/Total	$43,317,755	6.2%	$31,508,653	3.84%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2012, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2012.

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

Each day, Winton’s trading systems sets volatility parameters (known as the “instantaneous forecast standard deviation”) for each position held in the portfolio. The purpose of these parameters is to estimate the likely size of a market shift (whether up or down), in much the same way as the futures exchanges estimate the likely market shift when deciding how to set the initial margin for a future or the daily price limits for a market.  The primary determinant of the daily volatility parameters is the amount of leverage or level of gearing used by the Diversified Program. The derivatives positions’ leverage or gearing may be measured in terms of the Diversified Program’s margin-to-equity ratio in respect of its derivatives positions. This ratio is calculated by dividing the amount of margin posted with the futures commission merchant by the value of the portfolio. The Diversified Program’s long-term annualized volatility target is currently approximately 10% . However, it should be noted that the Diversified Program’s instantaneous forecast standard deviation (defined as the instantaneous risk Winton expects within the 24 hours following that particular instant) may vary outside these limits. In order to target a given level of long-term risk the instantaneous risk is allowed to fluctuate within a range around the long term risk target. In order to achieve the long-term risk target the correlation between different markets is estimated by the Diversified Program, and is employed in the calculation of the overall level of gearing which is regularly reset, typically on a daily basis.  Additionally, from time to time, the long-term standard deviation (defined as the long term average risk that Winton expects over a number of months) may also be above or below these limits, thereby having an impact upon the level of gearing used by the Diversified Program. For example, in the event that exceptional market conditions arise, such as the threat of closure of an exchange or other loss of liquidity, it may be determined to operate the Diversified Program at a lower level of gearing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.
The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2012	2012	2012	2012

Interest Income:	$257,334	$269,256	$264,891	$261,863
Net realized and unrealized gains (losses):	2,330,102	8,236,712	(26,204,318)	(4,591,475)
Expenses:	9,339,016	10,031,509	10,465,704	10,646,045
Net Income (Loss):	(6,751,580)	(1,525,541)	(36,405,131)	(14,975,657)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2011	2011	2011	2011

Interest Income:	$127,414	$340,020	$667,308	$536,574
Net realized and unrealized gains (losses):	2,723,931	60,222,868	(11,972,016)	19,147,667
Expenses:	10,935,044	18,385,937	9,857,376	12,500,523
Net Income (Loss):	(8,083,699)	42,176,951	(21,162,084)	7,183,718

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2010	2010	2010	2010

Interest Income:	$548,814	$756,032	$896,747	$909,334
Net realized and unrealized gains (losses):	36,424,317	23,371,677	14,935,975	25,509,546
Expenses:	15,369,957	11,776,437	8,531,099	8,117,169
Net Income (Loss):	21,603,174	12,351,272	7,301,623	18,301,711

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2009	2009	2009	2009

Interest Income:	$919,961	$913,735	$783,711	$426,743
Net realized and unrealized gains (losses):	4,637,055	8,639,551	(24,002,697)	(5,918,601)
Expenses:	6,192,491	5,610,900	4,610,094	2,879,806
Net Income (Loss):	(635,475)	3,942,386	(27,829,080)	(8,371,664)

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Jon C. Sundt (age 52) is the President, CEO and a director of Altegris Funds (October 2004 to present), having also served as a Vice President from July 2002 to October 2004.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present); and (6) the President and CEO of Altegris Holdings, a holding company which directly owns Altegris Funds, Altegris, Advisors, Altegris Futures, Clearing Solutions and Services (October 2012 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Robert J. Amedeo (age 59) has served as a director of Altegris Funds since July 2002.  He has also been a Vice President of Altegris Funds (October 2004 to January 2011), and President of Altegris Funds (July 2002 to October 2004), and he currently serves as Executive Vice President (January 2011 to present).  Mr. Amedeo has also been (1) an Executive Vice President and director of Altegris; (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (May 2010 to present); (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (6) Executive Vice President of Altegris Holdings (October 2012 to present).  In addition to his responsibilities as an officer and director of Altegris Funds and Altegris, Mr. Amedeo has pursued business development projects for the companies and their affiliates.  Mr. Amedeo is a graduate of Northwestern University and received a Juris Doctor degree from DePaul University. Mr. Amedeo is currently Chairman of the NFA’s CPO/CTA Advisory Committee.

Matthew C. Osborne (age 48) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (6) Executive Vice President of Altegris Holdings (October 2012 to present).

Richard G. Pfister (age 41) has served as a director of Altegris Funds since October 2004.   He has also served as a Vice President (October 2004 to January 2011) and currently serves as Executive Vice President (January 2011 to present).  Mr. Pfister has also served as (1) an Executive Vice President and director of Altegris  (October 2004 to present); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (3) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (4) Executive Vice President of Altegris Holdings (October 2012 to present).  Mr. Pfister graduated from the University of San Diego and holds the Chartered Alternative Investments Analyst (CAIA) designation.

Kenneth I. McGuire (age 54) became the Chief Operating Officer of Altegris Funds in May 2010 and is a principal of Altegris Funds (June 2010 to present).  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to present), and Services (May 2010 to present).  Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings (October 2012 to present).  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

Gurinder S. Ahluwalia (age 47) became a Director and principal of Altegris Funds in January 2011.  Mr. Ahluwalia also serves as a director of Altegris Holdings (October 2012 to present). Mr. Ahluwalia has also served as a manager of Clearing Solutions, Altegris Futures and Advisors (January 2011 to present).  Mr. Ahluwalia has served as President and CEO of Genworth Financial Wealth Management (GFWM), an investment advisory firm (June 2009 to present), as Co-Chairman of GFWM (July 2008 to June 2009), and as Vice Chairman of AssetMark Investment Services, Inc. (“AssetMark Services”) (August 2006 to July 2008). GFWM was created by the 2008 combination of two affiliated investment advisory firms: AssetMark Services and Genworth Financial Asset Management, Inc. (“GFAM”). Mr. Ahluwalia has also served in the capacities as: (i) President, Chairman and a Trustee of Genworth Financial Asset Management Funds, a mutual fund complex (February 2004 to present); (ii) a Trustee of the Genworth Variable Insurance Trust, a mutual fund offered through variable insurance products (July 2008 to present); and (iii) as a Director on the Boards of GFWM (August 2008 to present), GFAM (January 2004 to August 2008), Genworth Financial Trust Company (“GFTC”), an Arizona chartered trust company and custodian (January 2004 to present), Centurion Financial Advisors, Inc. (“CFA”), an investment advisory firm (January 2004 to present), and Centurion Capital Group, Inc., an intermediate holding company for CFA, GFWM and GFTC (January 2004 to present). In addition, Mr. Ahluwalia has since July 2006 served as a Vice President of Genworth, the publicly traded global financial security company and parent company of Altegris Funds and its direct affiliates, as well as the ultimate parent holding company for all other Genworth affiliated companies. Mr. Ahluwalia holds a B.S. in Computer Science from New York University, a B.E. in Electrical Engineering from Cooper Union, and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

None of the individuals listed above currently serves as a director of a public company.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

See above.

(v)	Involvement in Certain Legal Proceedings.

None.

(vi)	Promoters and Control Persons

Not Applicable.

(b)	Section 16(a) Beneficial Ownership Reporting Compliance

Gurinder Ahluwalia filed an initial report on Form 3 after being appointed a director of Altegris Funds in January 2011.  Mr Ahluwalia owns no interest in the Partnership and the number of transactions not reported timely is 0.

(c)	Code of Ethics

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Effective April 1, 2013, Altegris Funds has adopted a Code of Ethics that applies to all its employees, associated persons, and principal executive officers.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1202 Bergen Parkway, Suite 212, Evergreen, Colorado 80439.   Previously, Altegris Funds adopted all or substantially all of the code of ethics of Genworth Financial, Inc on March 22, 2012.  Richard G. Pfister previously filed a Form 5 in April, 2011, a late filing. No subsequent filings on Form 4 or Form 5 have been required as there have been no changes in beneficial ownership of the Partnership that would trigger Form 4 or Form 5 filing requirements during the period.

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

During 2012, Altegris received, and from January 1, 2013, Altegris Futures, in its capacity as Introducing Broker to the Partnership, receives compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)        Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to the Advisor.  As of February 28, 2013, Altegris Funds’ general partner interest in the Partnership was valued at $3,464 which constituted less than 0.001% of the Partnership’s total assets.  As of February 28, 2013, the following directors and executive officers of Altegris Funds owned Interests in the Partnership:  Jon C. Sundt, Robert J. Amedeo, Richard G. Pfister, and Matthew Osborne.  The direct and indirect holding of Interests of each director and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $8,720,244  for the year ended December 31, 2012.  The Partnership paid to Altegris Funds administrative fees totaling $1,817,057  for the year ended December 31, 2012.

The Partnership paid to Altegris monthly continuing compensation of $1,149,600 for the year ended December 31, 2012.  Altegris Futures, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., Newedge USA) the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $1,512,380 for the year ended December 31, 2012.  In addition, Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2012 the Partnership paid monthly brokerage charges of $9,807,801.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young, LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the years ended December 31, 2011 and December 31, 2012. The audit fees for the year ended December 31, 2011 include fees paid to the predecessor auditor for professional audit services provided for the first quarter of 2011.

FEE CATEGORY	2012	2011

Audit Fees	$82,500	$70,000
Audit-Related Fees	-	-
Tax Fees	122,000	122,000
All Other Fees	-	-

TOTAL FEES	$204,500	$192,000

Audit Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax Fees consist of fees paid to Ernst & Young LLP for professional services rendered in connection with tax compliance and Partnership income tax return filings.

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

___________________

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

Dated: April 1, 2013	ALTEGRIS WINTON FUTURES FUND, L.P.
	By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.

	By:	/s/ Jon C. Sundt
	Name:	Jon C. Sundt
	Title:	Principal Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Dated: April 1, 2013
	By:	/s/ Jon C. Sundt
	Name:	Jon C. Sundt
	Title:	Executive Officer, Principal Financial Officer and majority of the board of directors, or equivalent thereof, of Altegris Portfolio Management, Inc.

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 9
Statements of Operations	10
Statements of Changes in Partners’ Capital (Net Asset Value)	11
Notes to Financial Statements	12 – 26

ALTEGRIS WINTON FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the Partners of
Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2012, 2011 and 2010 is accurate and complete.

By:	/s/ Robert J. Amedeo
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Robert J. Amedeo, Executive Vice President

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris Winton Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, statements of changes in partners’ capital and financial highlights for each of the two years in the periods then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial statements and financial highlights of Altegris Winton Futures Fund, L.P. for the year ended December 31, 2010, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position, including the condensed schedules of investments, of Altegris Winton Futures Fund, L.P. at December 31, 2012 and 2011, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the two years in the periods then ended, in conformity with U.S. generally accepted accounting principles. The financial statements and financial highlights of Altegris Winton Futures Fund, L.P. for the year ended December 31, 2010, were audited by other auditors whose report dated March 25, 2011, expressed an unqualified opinion on those statements.

March 22, 2013

A member firm of Ernst & Young Global Limited

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 and DECEMBER 31, 2011
_______________

	2012	2011
ASSETS
Equity in commodity broker account
Cash	$9,403,079	$8,198,923
Restricted cash	45,787,120	37,309,186
Restricted foreign currency (cost - $25,438,704 and $16,999,640)	25,699,411	16,544,395
Unrealized gain on open commodity futures contracts	6,163,644	17,185,051
Long options (cost $0 and $52,560)	-	18,248
Unrealized gain on open forward contracts	760,276	135,474

	87,813,530	79,391,277

Cash	12,199,355	25,097,534
Investment securities at value
(cost - $630,575,133 and $760,362,204)	630,678,906	760,525,198
Interest receivable	520,256	238,248

Total assets	$731,212,047	$865,252,257

LIABILITIES
Equity in Newedge USA, LLC account:
Foreign currency (proceeds - $2,457,289 and $7,153,525)	$2,482,473	$6,961,956
Written options (premiums received $0 and $107,725)	-	42,215

	2,482,473	7,004,171

Commissions payable	891,812	1,006,865
Management fee payable	644,223	739,177
Advisory fee payable	549,194	632,266
Administrative fee payable	136,032	151,111
Service fees payable	566,110	671,132
Incentive fee payable	44,725	173,767
Redemptions payable	21,374,037	18,919,367
Subscriptions received in advance	4,896,705	15,218,831
Other liabilities	840,351	1,056,143

Total liabilities	32,425,662	45,572,830

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,414	3,655
Limited Partners	698,782,971	819,675,772

Total partners' capital (Net Asset Value)	698,786,385	819,679,427

Total liabilities and partners' capital	$731,212,047	$865,252,257

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$9,997,000	1/2/2013	Federal Farm Credit Bank Disc Note, 0.10%	$9,996,997	1.43%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,030,885	2.15%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,010,160	0.72%
1,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	1,000,176	0.14%
22,000,000	1/16/2013	Federal Home Loan Bank Disc Note, 0.02%	21,999,824	3.15%
25,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	25,500,280	3.65%
15,400,000	1/29/2013	Federal Home Loan Bank, 0.38%	15,402,834	2.20%
29,000,000	2/8/2013	Federal Home Loan Bank, 0.16%	29,000,870	4.15%
25,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	25,001,975	3.58%
1,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	1,000,955	0.14%
8,026,000	1/7/2013	Federal Home Loan Mortgage Corporation Disc Note, 0.00%	8,025,976	1.15%
2,000,000	1/4/2013	Federal National Mortgage Association Disc Note, 0.01%	1,999,998	0.29%
14,500,000	2/22/2013	Federal National Mortgage Association, 1.75%	14,532,596	2.08%
15,000,000	2/26/2013	Federal National Mortgage Association, 0.75%	15,013,935	2.15%
30,000,000	5/7/2013	Federal National Mortgage Association, 1.75%	30,163,380	4.32%
6,000,000	8/20/2013	Federal National Mortgage Association, 1.25%	6,039,468	0.86%
3,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	3,017,376	0.43%
15,800,000	12/18/2013	Federal National Mortgage Association, 0.75%	15,891,008	2.27%

Total U.S. Government Agency Bonds and Notes (cost - $243,557,622)			243,628,693	34.86%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2012
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$18,950,000	1/17/2013	Alpine Securitization Corp Disc Note, 0.17%	$18,947,000	2.71%
18,300,000	1/14/2013	American Honda Finance Corporation, 0.18%	18,298,221	2.62%
13,200,000	1/22/2013	Banco del Estado de Chile, NY, 0.20%	13,200,000	1.89%
31,000,000	1/2/2013	Bank of Nova Scotia Disc Note, 0.03%	30,999,948	4.44%
17,250,000	1/3/2013	General Electric Capital Disc Note, 0.07%	17,249,899	2.47%
13,000,000	1/4/2013	International Business Machines, 0.15%	12,999,621	1.86%
11,000,000	1/11/2013	National Rural Utilities Finance Corporation, 0.18%	10,998,802	1.57%
18,950,000	1/7/2013	New Jet Corp Disc Note, 0.14%	18,949,053	2.71%
15,700,000	1/2/2013	Norinchukin Bank, 0.17%	15,700,000	2.25%
18,950,000	1/9/2013	Northern Pines, 0.17%	18,946,684	2.71%
22,000,000	1/15/2013	Regency Markets No. 1 LLC, 0.19%	21,996,278	3.15%
18,950,000	1/18/2013	Royal Bank of Canada, 0.16%	18,950,000	2.71%
18,300,000	1/4/2013	Sumitomo Trust & Banking Co, 0.17%	18,300,000	2.62%
21,900,000	1/4/2013	Toronto Dominion Holdings (U.S.A.), Inc., 0.11%	21,896,934	3.13%

Total Corporate Notes (cost - $257,432,440)			257,432,440	36.84%

U.S. Treasury Obligations
$33,000,000	1/10/2013	United States Treasury Bill, 0.00%	32,999,769	4.72%
20,000,000	3/15/2013	United States Treasury Note, 1.38%	20,050,780	2.87%
250,000	4/15/2013	United States Treasury Note, 1.75%	251,172	0.04%
25,000,000	5/15/2013	United States Treasury Note, 1.38%	25,116,200	3.59%
31,000,000	5/31/2013	United States Treasury Note, 0.50%	31,049,662	4.44%
15,000,000	6/15/2013	United States Treasury Note, 1.13%	15,067,965	2.16%
5,000,000	11/30/2013	United States Treasury Note, 2.00%	5,082,225	0.73%

Total United States Treasury Obligations (cost - $129,585,071)			129,617,773	18.55%

Total investment securities (cost - $630,575,133)			$630,678,906	90.25%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2012
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 13 - May 13	568		$(566,464)	(0.08)%
Currencies	Mar-13	3,965		(78,514)	(0.01)%
Energy	Jan 13 - May 13	125		300,968	0.04%
Interest Rates	Mar 13 - Dec 15	15,078		1,842,238	0.26%
Metals	Jan 13 - Oct 13	757		(3,087,356)	(0.44)%
Stock Indices	Jan 13 - Mar 13	4,366		2,867,626	0.41%
Treasury Rates	Mar-13	2,372		(859,579)	(0.12)%

Total long futures contracts		27,231		418,919	0.06%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 13 - May 13	1,290		112,562	0.02%
Currencies	Jan 13 - Mar 13	2,152		8,378,433	1.20%
Energy	Jan 13 - Mar 13	496		(827,748)	(0.12)%
Interest Rates	Jan 13 - Jun 13	315		(59,953)	(0.01)%
Metals	Jan 13 - May 13	390		(1,849,660)	(0.26)%
Stock Indices	Jan-13	30		(8,909)	0.00%

Total short futures contracts		4,673		5,744,725	0.83%

Total futures contracts		31,904		$6,163,644	0.89%

LONG FORWARD CONTRACTS:
Currencies	Jan 13 - May 13	$440,281,966	(1)	$1,453,029	0.21%

SHORT FORWARD CONTRACTS:
Currencies	Jan 13 - May 13	$438,529,005	(1)	(692,753)	(0.10)%

Total forward currency contracts				$760,276	0.11%

(1) Represents the December 31, 2012 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	$5,027,575	0.61%
20,000,000	4/4/2013	Federal Farm Credit Bank, 0.84%	20,027,380	2.44%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,102,345	1.84%
21,306,000	1/3/2012	Federal Farm Credit Bank Disc Note, 0.01%	21,305,988	2.60%
20,000,000	1/11/2012	Federal Home Loan Bank, 0.10%	19,999,920	2.44%
1,000,000	4/2/2012	Federal Home Loan Bank , 0.16%	1,000,099	0.12%
12,000,000	4/2/2012	Federal Home Loan Bank, 0.11%	12,001,488	1.46%
7,000,000	5/18/2012	Federal Home Loan Bank, 1.13%	7,026,362	0.86%
16,000,000	7/18/2012	Federal Home Loan Bank, 0.25%	16,003,440	1.95%
31,850,000	9/7/2012	Federal Home Loan Bank , 0.14%	31,827,832	3.88%
10,000,000	9/10/2012	Federal Home Loan Bank, 0.14%	9,992,890	1.22%
10,000,000	9/14/2012	Federal Home Loan Bank, 0.20%	9,996,860	1.22%
7,000,000	9/25/2012	Federal Home Loan Bank , 0.14%	6,994,470	0.85%
5,500,000	10/25/2012	Federal Home Loan Bank , 0.13%	5,494,434	0.67%
3,000,000	11/2/2012	Federal Home Loan Bank, 0.13%	2,996,862	0.37%
18,000,000	11/7/2012	Federal Home Loan Bank, 0.20%	17,991,972	2.20%
15,000,000	11/16/2012	Federal Home Loan Bank , 0.50%	15,005,865	1.83%
8,674,000	4/29/2013	Federal Home Loan Mortgage Corporation , 0.70%	8,676,559	1.06%
20,000,000	1/3/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.01%	19,999,967	2.44%
14,300,000	2/13/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	14,299,671	1.74%
36,100,000	2/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	36,099,314	4.40%
15,000,000	4/9/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	14,999,190	1.83%
8,500,000	5/29/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	8,499,303	1.04%
10,000,000	7/6/2012	Federal Home Loan Mortgage Corporation Disc Note, 0.05%	9,997,430	1.22%
18,550,000	4/20/2012	Federal National Mortgage Association, 1.88%	18,648,371	2.28%
10,000,000	10/30/2012	Federal National Mortgage Association, 0.50%	10,015,620	1.22%
10,227,000	1/3/2012	Federal National Mortg Assoc Disc Note, 0.01%	10,226,983	1.25%
25,300,000	5/1/2012	Federal National Mortg Assoc Disc Note, 0.02%	25,298,330	3.09%

Total U.S. Government Agency Bonds and Notes (cost - $394,393,526)			394,556,520	48.13%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$8,700,000	1/27/2012	Amsterdam Funding Disc Note, 0.18%	$8,698,038	1.06%
1,000,000	1/3/2012	Argento Variable Funding Disc Note, 0.15%	999,750	0.12%
15,500,000	1/4/2012	Aspen Funding Disc Note, 0.15%	15,496,194	1.88%
20,150,000	1/4/2012	Bank of Montreal, 0.12%	20,150,000	2.45%
18,000,000	1/3/2012	Bank Of Nova Scotia Disc Note, 0.03%	17,999,940	2.20%
19,850,000	1/4/2012	Bank of Tokyo-Mitsubishi Disc Note, 0.14%	19,849,614	2.42%
21,000,000	1/9/2012	Coca-Cola Enterprises Disc Note, 0.06%	20,999,271	2.56%
26,650,000	1/11/2012	General Electric Capital Disc Note, 0.02%	26,649,793	3.25%
18,900,000	1/13/2012	Google Disc Note, 0.17%	18,899,265	2.31%
15,500,000	1/6/2012	Grampian Funding LLC Disc Note, 0.15%	15,496,383	1.89%
22,650,000	1/6/2012	Mizuho Funding LLC Disc Note, 0.18%	22,646,433	2.76%
15,400,000	1/13/2012	Mont Blanc Capital Disc Note, 0.33%	15,395,765	1.88%
22,650,000	1/13/2012	National Australian Bank, 0.05%	22,650,000	2.76%
12,000,000	1/11/2012	National Bank of Canada, 0.09%	12,000,000	1.46%
11,100,000	1/6/2012	NetJets Disc Note, 0.15%	11,099,464	1.35%
9,850,000	1/13/2012	Norinchukin Bank, 0.30%	9,850,000	1.20%
15,100,000	1/5/2012	Pfizer Disc Note, 0.03%	15,099,748	1.84%
13,800,000	1/10/2012	Shizuoka Bank 0.40%	13,800,958	1.68%
20,100,000	1/6/2012	State Street Bank & Trust, 0.18%	20,098,325	2.45%
23,100,000	1/12/2012	Sumitomo Mutsui Banking, 0.20%	23,095,688	2.82%
18,000,000	1/6/2012	Tasman Funding, Inc Disc Note, 0.15%	17,994,540	2.20%
17,000,000	1/23/2012	Toyota Motor Credit Disc Note, 0.06%	16,999,509	2.07%

Total Corporate Notes (cost - $365,968,678)			365,968,678	44.61%

Total investment securities (cost - $760,362,204)			$760,525,198	92.74%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2011
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 12 - May 12	516		$(628,141)	(0.08)%
Currencies	Jan 12 - Mar 12	1,869		2,390,376	0.29%
Energy	Jan 12 - Apr 12	471		296,448	0.04%
Interest Rates	Jan 12 - Mar 13	11,856		7,670,327	0.94%
Metals	Jan 12 - Mar 12	896		(4,359,872)	(0.53)%
Stock Indices	Jan 12 - Mar 12	1,178		700,103	0.09%
Swapnote Future	Mar-12	10		2,535	0.00%
Treasury Rates	Mar-12	3,095		2,545,656	0.31%

Total long futures contracts		19,891		8,617,432	1.06%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 12 - May 12	2,273		(758,235)	(0.09)%
Currencies	Mar-12	3,643		6,391,032	0.78%
Energy	Jan 12 - Mar 12	914		825,687	0.10%
Interest Rates	Mar 12 - Sep 12	822		(6,554)	0.00%
Metals	Jan 12 - Nov 12	1,368		2,025,867	0.25%
Stock Indices	Jan 12 - Mar 12	614		89,822	0.01%

Total short futures contracts		9,634		8,567,619	1.05%

Total futures contracts		29,525		$17,185,051	2.11%

LONG OPTIONS CONTRACTS:
Future options (cost of $52,560)	Jan 12 - Mar 12	59		$18,248	0.00%

WRITTEN OPTIONS CONTRACTS:
Future options (premiums received of $107,725)	Jan 12 - Mar 12	59		$42,215	0.01%

LONG FORWARD CONTRACTS:
Currencies	Jan 12 - Mar 12	$24,390,147	(1)	$(857,706)	(0.10)%

SHORT FORWARD CONTRACTS:
Currencies	Jan 12 - Mar 12	$13,143,514	(1)	993,180	0.12%

Total forward currency contracts				$135,474	0.02%

(1) Represents the December 31, 2011 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
_______________

	2012	2011	2010
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$(10,350,618)	$76,690,402	$80,737,744
Change in unrealized	(10,427,803)	(5,911,850)	20,492,318
Brokerage commissions	(12,092,858)	(11,985,887)	(9,080,039)

Gain (loss) from trading futures	(32,871,279)	58,792,665	92,150,023

Gain (loss) on trading of securities
Realized	372,638	845,767	6,417
Change in unrealized	(59,221)	82,896	(295,824)

Gain (loss) from trading securities	313,417	928,663	(289,407)

Foreign currency translation gains (losses)	236,025	(1,584,765)	(699,140)

Total trading gains (losses)	(32,321,837)	58,136,563	91,161,476

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,053,344	1,680,212	3,110,927

Expenses
Management fee	8,720,244	8,442,954	6,240,462
Advisory fee	7,451,479	7,256,692	5,287,476
Administrative fee	1,817,057	1,663,244	1,166,030
Service fees	7,538,297	7,456,573	5,849,080
Incentive fee	63,607	11,798,283	14,074,548
Professional fees	2,233,380	2,172,094	2,097,027
Offering expense	49,339	125,159	107,717
Interest expense	36,598	8,896	-
Other expeses	479,415	903,153	-

Total expenses	28,389,416	39,827,048	34,822,340

Net investment (loss)	(27,336,072)	(38,146,836)	(31,711,413)

NET INCOME (LOSS)	$(59,657,909)	$19,989,727	$59,450,063

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2009	515,465,776	79,122,685	14,735,567	30,427,555	168,196,118	105,226,729	117,753,924	3,198

Transfers	-	(453,632)	246,598	(8,536)	(1,311,937)	(151,857)	1,679,364	-

Capital additions	206,104,505	-	-	-	98,969,697	65,849,181	41,285,627	-

Capital withdrawals	(69,814,413)	(10,772,314)	(2,182,836)	(7,376,730)	(21,068,451)	(8,958,253)	(19,455,829)	-

From operations:
Net investment income (loss)	(31,711,413)	(3,217,718)	(473,733)	(1,025,928)	(15,060,538)	(6,891,948)	(5,041,407)	(141)
Net realized gain (loss) from investments	70,964,982	8,440,365	1,640,243	3,316,228	25,517,675	16,729,908	15,320,188	375
Net change in unrealized gain (loss) from investments	20,196,494	2,627,772	542,045	1,050,906	7,160,901	4,716,292	4,098,463	115
Net income for the year
ended December 31, 2010	59,450,063	7,850,419	1,708,555	3,341,206	17,618,038	14,554,252	14,377,244	349

Balances at December 31, 2010	711,205,931	75,747,158	14,507,884	26,383,495	262,403,465	176,520,052	155,640,330	3,547

Transfers	-	(27,436)	27,436	-	(1,762,895)	(409,651)	2,172,546	-

Capital additions	229,701,224	-	-	5,000,000	101,778,037	67,815,420	55,107,767	-

Capital withdrawals	(141,217,455)	(10,273,421)	(985,133)	-	(44,735,329)	(21,390,884)	(63,832,688)	-

From operations:
Net investment income (loss)	(38,146,836)	(3,224,177)	(485,955)	(879,853)	(18,645,077)	(8,684,876)	(6,226,740)	(158)
Net realized gain (loss) from investments	63,965,517	6,039,491	1,174,854	2,171,138	23,542,329	16,137,378	14,900,034	293
Net change in unrealized gain (loss) from investments	(5,828,954)	(648,465)	(110,672)	(56,323)	(1,910,250)	(1,025,494)	(2,077,723)	(27)
Net income for the year
ended December 31, 2011	19,989,727	2,166,849	578,227	1,234,962	2,987,002	6,427,008	6,595,571	108

Balances at December 31, 2011	819,679,427	67,613,150	14,128,414	32,618,457	320,670,280	228,961,945	155,683,526	3,655

Transfers	-	(726,023)	382,438	-	(2,683,371)	(119,727)	3,146,683	-

Capital additions	140,860,269	966,370	105,815	-	65,254,756	50,686,387	23,846,941	-

Capital withdrawals	(202,095,402)	(12,550,672)	(2,553,644)	-	(78,159,434)	(54,428,008)	(54,403,644)	-

From operations:
Net investment income (loss)	(27,336,072)	(1,790,344)	(257,370)	(544,642)	(15,220,287)	(6,538,002)	(2,985,323)	(104)
Net realized gain (loss) from investments	(21,834,813)	(1,668,051)	(351,139)	(830,157)	(8,601,868)	(6,320,652)	(4,062,853)	(93)
Net change in unrealized gain (loss) from investments	(10,487,024)	(763,451)	(170,370)	(396,838)	(4,159,328)	(3,055,363)	(1,941,630)	(44)
Net loss for the year
ended December 31, 2012	(59,657,909)	(4,221,846)	(778,879)	(1,771,637)	(27,981,483)	(15,914,017)	(8,989,806)	(241)

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris Winton Futures Fund, L.P. (f/k/a Winton Futures Fund, L.P. (US)) (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership, as amended and restated from time to time (“Agreement”).  The Partnership's general partner is Altegris Portfolio Management, Inc. (d/b/a Altegris Funds) (the “General Partner”).  The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests.  The objective of the Partnership’s business is appreciation of its assets.  The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2012 and 2011, and reported amounts of income and expenses for the years ended December 31, 2012, 2011 and 2010.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including prices and inputs during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets and liabilities. This condition could cause an asset or liability to be reclassified to a lower level within the fair value hierarchy.

The Partnership values futures and options on futures contracts at the closing price of the contract’s primary exchange. The Partnership generally includes futures and options on futures contracts in Level 1 of the fair value hierarchy.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

Forward currency contracts are valued at fair value using spot currency rates and adjusted for interest rates and other typical adjustment factors. The Partnership generally includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. No U.S. government agency bonds and notes were fair valued using valuation models as of December 31, 2012 and 2011.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. No corporate notes were fair valued using valuation models as of December 31, 2012 and 2011.

The industry classifications included in the condensed schedule of investments represent the General Partner’s belief as to the most meaningful presentation of the classification of the Partnership’s investments.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2012 and 2011.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2012 and 2011:

				Balance as of
December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Assets:
Futures contracts (1)	$19,857,707	$-	$-	$19,857,707
Forward currency contracts (1)	-	2,265,792	-	2,265,792
U.S. Government agency bonds and notes	243,628,693	-	-	243,628,693
Corporate notes	-	257,432,440	-	257,432,440
U.S. Treasury Obligations	129,617,773	-	-	129,617,773

	$393,104,173	$259,698,232	$-	$652,802,405

Liabilities:
Futures contracts (1)	$(13,694,063)	$-	$-	$(13,694,063)
Forward currency contracts (1)	-	(1,505,516)	-	(1,505,516)

	$(13,694,063)	$(1,505,516)	$-	$(15,199,579)

				Balance as of
December 31, 2011	Level 1	Level 2	Level 3	December 31, 2011
Assets:
Futures contracts (1)	$27,291,482	$-	$-	$27,291,482
Options contracts (1)	18,248	-	-	18,248
Forward currency contracts (1)	-	1,227,422	-	1,227,422
U.S. Government agency bonds and notes	394,556,520	-	-	394,556,520
Corporate notes	-	365,968,678	-	365,968,678

	$421,866,250	$367,196,100	$-	$789,062,350

Liabilities:
Futures contracts (1)	$(10,106,431)	$-	$-	$(10,106,431)
Options contracts (1)	(42,215)	-	-	(42,215)
Forward currency contracts (1)	-	(1,091,948)	-	(1,091,948)

	$(10,148,646)	$(1,091,948)	$-	$(11,240,594)

(1)  See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2012 and 2011, there were no Level 3 securities.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investment Transactions and Investment Income (continued)

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of foreign currency forward contracts, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized appreciation (depreciation) on foreign currency denominated other assets and liabilities arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year end, resulting from changes in the exchange rates.

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

The Partnership may engage in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the “initial margin.” Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain/loss on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2012 and 2011 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2012 and 2011 are reflected within the Condensed Schedules of Investments.

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

Restricted cash is held as margin collateral for futures transactions.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 and 2011.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2012, 2011 and 2010.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2009.

L.  Reclassifications

Certain amounts in the 2011 and 2010 financial statements were reclassified to conform to the 2012 presentation.

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

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.125% (0.50% to 1.5% annually) for Special Interests of the Partnership's management fee net asset value.  The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value.  The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner, for the years ended December 31, 2012, 2011 and 2010 are shown on the Statements of Operations as Management Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. Total administrative fees for the years ended December 31, 2012, 2011 and 2010 are shown on the Statements of Operations as Administrative Fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At December 31, 2012 and 2011, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $848,875 and $941,255, and service fees payable to Altegris Investments of $77,290 and $115,124, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the years ended December 31, 2012, 2011 and 2010:

	Year ended	Year ended	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Altegris Futures - Commission fees	$1,512,380	$1,132,946	$1,149,725
Altegris Futures - Brokerage fees	9,807,801	10,110,259	7,108,761
Altegris Investments- Service fees	1,149,600	1,307,330	1,094,158
Total	$12,469,781	$12,550,535	$9,352,644

The amounts above are included in Brokerage Commissions and Service Fees on the Statement of Operations, respectively. The amounts shown on the Statement of Operations include fees paid to nonrelated parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the years ended December 31, 2012, 2011 and 2010 are shown on the Statements of Operations as Incentive Fee.

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  Total management fees earned by the Advisor for the years ended December 31, 2012, 2011 and 2010 and are shown on the Statements of Operations as Advisory Fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. Total service fees for the years ended December 31, 2012, 2011 and 2010 are shown on the Statement of Operations as Service Fees.

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts at December 31, 2012 and 2011.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

	December 31, 2012
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$19,857,707	$(13,694,063)	$6,163,644

Forward Currency Contracts	2,265,792	(1,505,516)	760,276

Total Gross Fair Value of Derivatives	$22,123,499	$(15,199,579)	$6,923,920

	December 31, 2011
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$27,291,482	$(10,106,431)	$17,185,051

Options on Futures Contracts	18,248	(42,215)	(23,967)

Forward Currency Contracts	1,227,422	(1,091,948)	135,474

Total Gross Fair Value of Derivatives	$28,537,152	$(11,240,594)	$17,296,558

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2012, 2011 and 2010.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Operations.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

	Year Ended December 31, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(7,405,140)	$(11,021,407)	222,906

Options on Futures Contracts	336,250	(31,198)	1,420

Forward Currency Contracts	(3,281,728)	624,802	$212,342,185,003	(1)
Total gains from derivatives trading	$(10,350,618)	$(10,427,803)

	Year Ended December 31, 2011
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$76,736,088	$(5,765,986)	144,248

Options on Futures Contracts	338,167	25,523	3,123

Forward Currency Contracts	(383,853)	(171,387)	$12,098,305,181	(1)
Total gains from derivatives trading	$76,690,402	$(5,911,850)

	Year Ended December 31, 2010
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$80,489,643	$20,199,789	196,155

Options on Futures Contracts	246,914	(11,105)	1,164

Forward Currency Contracts	1,187	303,634	$141,352,130	(1)
Total gains from derivatives trading	$80,737,744	$20,492,318

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold during the years ended December 31, 2012, 2011 and 2010. The number of contracts closed using average cost for long contracts of 1,276,262, 568,198 and 745,307 and short contracts of (1,659,259), (936,689) and (898,834) for the years ended December 31, 2012, 2011 and 2010.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2012, 2011 and 2010.  This information has been derived from information presented in the financial statements.

	December 31, 2012

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(6.58)%	(5.67)%	(5.43)%	(8.30)%	(6.46)%	(5.69)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.01)%	(0.01)%	(0.01)%

Total return after incentive fees	(6.58)%	(5.67)%	(5.43)%	(8.31)%	(6.47)%	(5.70)%

Ratio to average net asset value
Expenses prior to incentive fees	3.10%	2.13%	1.85%	5.03%	3.00%	2.17%
Incentive fees	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%

Total expenses	3.10%	2.13%	1.85%	5.04%	3.01%	2.18%

Net investment (loss) (1)	(2.96)%	(1.99)%	(1.72)%	(4.90)%	(2.87)%	(2.04)%

	December 31, 2011

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	4.51%	5.55%	5.81%	2.64%	4.69%	5.53%
Incentive fees	(1.50)%	(1.50)%	(1.56)%	(1.51)%	(1.54)%	(1.51)%

Total return after incentive fees	3.01%	4.05%	4.25%	1.13%	3.15%	4.02%

Ratio to average net asset value
Expenses prior to incentive fees	3.15%	2.14%	1.90%	5.02%	3.01%	2.19%
Incentive fees	1.48%	1.48%	1.49%	1.47%	1.49%	1.52%

Total expenses	4.63%	3.62%	3.39%	6.49%	4.50%	3.71%

Net investment (loss) (1)	(2.93)%	(1.92)%	(1.67)%	(4.80)%	(2.76)%	(1.96)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	December 31, 2010

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	12.65%	13.82%	14.09%	10.63%	12.87%	13.78%
Incentive fees	(1.77)%	(1.78)%	(2.32)%	(2.60)%	(2.51)%	(2.35)%

Total return after incentive fees	10.88%	12.04%	11.77%	8.03%	10.36%	11.43%

Ratio to average net asset value
Expenses prior to incentive fees	3.12%	2.08%	1.88%	4.95%	2.94%	2.12%
Incentive fees	1.61%	1.64%	2.06%	2.59%	2.51%	2.25%

Total expenses	4.73%	3.72%	3.94%	7.54%	5.45%	4.37%

Net investment (loss) (1)	(2.59)%	(1.55)%	(1.35)%	(4.44)%	(2.44)%	(1.60)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued.  There are no subsequent events to disclose.

From January 1, 2013 through March 22, 2013, the Partnership had subscriptions of $8,450,165 and redemptions of $40,092,892.