Form 10-Q
period 2013-03-31
Altegris Winton Futures Fund, L.P.
filed 2013-05-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2013 (Unaudited) and DECEMBER 31, 2012 (Audited)

	2013	2012
ASSETS
Equity in commodity broker account:
Cash	$2,574,195	$9,403,079
Restricted cash	42,952,550	45,787,120
Restricted foreign currency (cost - $22,890,484 and $25,438,704)	22,582,431	25,699,411
Unrealized gain on open commodity futures contracts	5,855,916	6,163,644
Unrealized gain on open forward contracts	-	760,276

	73,965,092	87,813,530

Cash	12,321,277	12,199,355
Investment securities at value
(cost - $615,551,393 and $630,575,133)	615,609,828	630,678,906
Interest receivable	836,150	520,256
Other assets	5,279	-

Total assets	$702,737,626	$731,212,047

LIABILITIES
Equity in commodity broker account:
Foreign currency (proceeds - $2,628,087 and $2,457,289)	$2,592,720	$2,482,473
Unrealized loss on open forward contracts	490,444	-

	3,083,164	2,482,473

Brokerage commissions payable	783,056	891,812
Management fee payable	615,186	644,223
Advisory fee payable	526,958	549,194
Administrative fee payable	129,185	136,032
Service fees payable	537,442	566,110
Incentive fee payable	400,060	44,725
Redemptions payable	26,101,767	21,374,037
Subscriptions received in advance	3,119,618	4,896,705
Other liabilities	732,861	840,351

Total liabilities	36,029,297	32,425,662

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,526	3,414
Limited Partners	666,704,803	698,782,971

Total partners' capital (Net Asset Value)	666,708,329	698,786,385

Total liabilities and partners' capital	$702,737,626	$731,212,047

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2013 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$17,696,000	4/1/2013	Federal Farm Credit Bank Disc Note, 0.01%	$17,696,000	2.65%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,004,725	2.25%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,002,750	0.75%
1,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	1,000,206	0.15%
31,300,000	1/17/2014	Federal Farm Credit Bank, 0.15%	31,293,271	4.69%
25,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	25,004,975	3.75%
1,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	1,000,776	0.15%
13,000,000	4/9/2013	Federal Home Loan Mortgage Corporation Disc Note, 0.01%	12,999,948	1.95%
21,550,000	4/1/2013	Federal National Mortgage Association Disc Note, 0.00%	21,550,000	3.23%
30,000,000	5/7/2013	Federal National Mortgage Association, 1.75%	30,049,350	4.51%
6,000,000	8/20/2013	Federal National Mortgage Association, 1.25%	6,025,356	0.90%
3,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	3,012,171	0.45%
37,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	38,066,191	5.71%
Total U.S. Government Agency Bonds and Notes (cost - $207,666,497)			207,705,719	31.14%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2013 (Unaudited)

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$18,450,000	4/17/2013	Banco del Estado de Chile, 0.18%	$18,450,000	2.77%
18,700,000	4/11/2013	Bank of Montreal, 0.18%	18,700,000	2.80%
30,000,000	4/1/2013	Bank of Nova Scotia Disc Note, 0.11%	30,000,000	4.50%
9,000,000	4/5/2013	Cancara Asset Securitization LLC Disc Note, 0.22%	8,998,695	1.35%
18,450,000	4/19/2013	The Coca-Cola Company Disc Note, 0.07%	18,448,616	2.77%
12,550,000	4/11/2013	Pfizer Inc. Disc Note, 0.04%	12,549,310	1.88%
19,000,000	4/3/2013	Chevron Corporation Disc Note, 0.14%	18,999,050	2.85%
18,450,000	4/15/2013	Norinchukin Bank, 0.27%	18,450,922	2.77%
18,900,000	4/11/2013	Northern Pines, 0.17%	18,896,850	2.83%
13,200,000	4/24/2013	Regency Markets No. 1 LLC, 0.20%	13,198,152	1.98%
12,450,000	4/4/2013	The Shizuoka Bank, Ltd., 0.20%	12,450,000	1.87%
18,450,000	4/19/2013	Sumitomo Trust & Banking Co, 0.18%	18,450,000	2.77%
20,000,000	4/18/2013	Toronto Dominion Holdings (U.S.A.), Inc., 0.15%	19,997,375	3.00%
18,450,000	4/10/2013	Wal-Mart Stores, Inc., 0.04%	18,449,031	2.77%
Total Corporate Notes (cost - $246,038,001)			246,038,001	36.91%

U.S. Treasury Obligations
$40,185,000	4/4/2013	United States Treasury Bill, 0.08%	40,184,920	6.03%
20,000,000	4/18/2013	United States Treasury Bill, 0.04%	19,999,640	3.00%
250,000	4/15/2013	United States Treasury Note, 1.75%	250,156	0.04%
25,000,000	5/15/2013	United States Treasury Note, 1.38%	25,038,075	3.76%
31,000,000	5/31/2013	United States Treasury Note, 0.50%	31,023,002	4.65%
15,000,000	6/15/2013	United States Treasury Note, 1.13%	15,031,635	2.25%
5,000,000	11/30/2013	United States Treasury Note, 2.00%	5,061,330	0.76%
25,000,000	4/15/2014	United States Treasury Note, 1.25%	25,277,350	3.79%
Total United States Treasury Obligations (cost - $161,846,895)			161,866,108	24.28%

Total investment securities (cost - $615,551,393)			$615,609,828	92.33%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2013 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 13 - Jul 13	466		$362,738	0.05%
Currencies	Jun-13	1,999		1,139,099	0.17%
Energy	Apr 13 - Aug 13	532		1,542,697	0.23%
Interest Rates	Mar 13 - Mar 16	13,807		3,731,269	0.56%
Metals	May 13 - Feb 14	297		(1,383,092)	(0.21)%
Stock Indices	Apr 13 - Jun 13	6,367		924,838	0.14%
Treasury Rates	Jun-13	1,842		782,187	0.12%

Total long futures contracts		25,310		7,099,736	1.06%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 13 - Sep 13	1,934		2,659,039	0.40%
Currencies	Apr 13 - Jun 13	3,430		(4,839,008)	(0.73)%
Energy	Apr 13 - Jun 13	164		(352,413)	(0.05)%
Interest Rates	May 13 - Mar 14	867		(144,711)	(0.02)%
Metals	May 13 - Jul 13	673		1,477,101	0.22%
Stock Indices	Apr-13	80		(3,250)	0.00%
Treasury Rates	Jun-13	15		(40,578)	(0.01)%

Total short futures contracts		7,163		(1,243,820)	(0.19)%

Total futures contracts		32,473		$5,855,916	0.87%

LONG FORWARD CONTRACTS:
Currencies	Apr 13 - Sep 13	$323,967,021	(1)	$(1,649,258)	(0.25)%

SHORT FORWARD CONTRACTS:
Currencies`	Apr 13 - Sep 13	$324,457,465	(1)	1,158,814	0.17%

Total forward currency contracts				$(490,444)	(0.08)%

(1) Represents the March 31, 2013 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012  (Audited)

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
DECEMBER 31, 2012  (Audited)

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2012  (Audited)

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 13 - May 13	568		$(566,464)	(0.08)%
Currencies	Mar-13	3,965		(78,514)	(0.01)%
Energy	Jan 13 - May 13	125		300,968	0.04%
Interest Rates	Mar 13 - Dec 15	15,078		1,842,238	0.26%
Metals	Jan 13 - Oct 13	757		(3,087,356)	(0.44)%
Stock Indices	Jan 13 - Mar 13	4,366		2,867,626	0.41%
Treasury Rates	Mar-13	2,372		(859,579)	(0.12)%

Total long futures contracts		27,231		418,919	0.06%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 13 - May 13	1,290		112,562	0.02%
Currencies	Jan 13 - Mar 13	2,152		8,378,433	1.20%
Energy	Jan 13 - Mar 13	496		(827,748)	(0.12)%
Interest Rates	Jan 13 - Jun 13	315		(59,953)	(0.01)%
Metals	Jan 13 - May 13	390		(1,849,660)	(0.26)%
Stock Indices	Jan-13	30		(8,909)	0.00%

Total short futures contracts		4,673		5,744,725	0.83%

Total futures contracts		31,904		$6,163,644	0.89%

LONG FORWARD CONTRACTS:
Currencies	Jan 13 - May 13	$440,281,966	(1)	$1,453,029	0.21%

SHORT FORWARD CONTRACTS:
Currencies`	Jan 13 - May 13	$438,529,005	(1)	(692,753)	(0.10)%

Total forward currency contracts				$760,276	0.11%

(1) Represents the December 31, 2012 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	2013	2012
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Realized	$32,273,457	$13,584,900
Change in unrealized	(1,558,448)	(18,571,903)
Brokerage commissions	(2,609,493)	(3,177,351)

Gain (loss) from trading derivatives contracts	28,105,516	(8,164,354)

Gain (loss) on trading of securities
Realized	68,580	112,970
Change in unrealized	(45,338)	(36,074)

Gain (loss) from trading securities	23,242	76,896

Gain (loss) on trading of foreign currency
Realized	149,852	(32,625)
Change in unrealized	(508,209)	351,257

Gain (loss) from trading foreign currency	(358,357)	318,632

Total trading gains (losses)	27,770,401	(7,768,826)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	230,124	261,863

Expenses
Management fee	1,886,376	2,280,643
Advisory fee	1,614,578	1,949,125
Administrative fee	396,764	470,160
Service fees	1,641,577	1,997,396
Incentive fee	400,060	7,893
Professional fees	498,529	618,649
Interest expense	3,236	-
Other expeses	104,591	144,828

Total expenses	6,545,711	7,468,694

Net investment (loss)	(6,315,587)	(7,206,831)

NET INCOME (LOSS)	$21,454,814	$(14,975,657)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(64,148)	64,148	-	(1,340,419)	(446,235)	1,786,654	-

Capital additions	55,767,482	930,825	-	-	27,235,312	18,159,112	9,442,233	-

Capital withdrawals	(30,005,511)	(2,168,304)	(397,182)	-	(14,179,127)	(6,487,953)	(6,772,945)	-

From operations:
Net investment income (loss)	(7,206,831)	(491,775)	(69,644)	(141,680)	(4,013,022)	(1,669,632)	(821,051)	(27)
Net realized gain (loss) from investments	10,487,894	798,273	167,239	395,931	4,118,414	2,982,619	2,025,374	44
Net change in unrealized gain (loss) from investments	(18,256,720)	(1,392,155)	(290,177)	(688,631)	(7,185,241)	(5,160,436)	(3,540,004)	(76)
Net (loss) for the three months ended March 31, 2012	(14,975,657)	(1,085,657)	(192,582)	(434,380)	(7,079,849)	(3,847,449)	(2,335,681)	(59)

Balances at March 31, 2012	$830,465,741	$65,225,866	$13,602,798	$32,184,077	$325,306,197	$236,339,420	$157,803,787	$3,596

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(1,774,231)	(1,033,387)	2,807,618	-

Capital additions	12,271,088	-	-	-	7,141,805	3,929,283	1,200,000	-

Capital withdrawals	(65,803,958)	(4,726,523)	(2,216,477)	-	(23,745,432)	(23,922,924)	(11,192,602)	-

From operations:
Net investment income (loss)	(6,315,587)	(373,574)	(52,874)	(139,186)	(3,498,902)	(1,580,686)	(670,339)	(26)
Net realized gain (loss) from investments	29,882,396	2,109,220	414,528	1,391,793	11,777,418	8,831,719	5,357,564	154
Net change in unrealized gain (loss) from investments	(2,111,995)	(114,072)	7,517	(145,486)	(780,784)	(619,832)	(459,322)	(16)
Net income for the three months ended March 31, 2013	21,454,814	1,621,574	369,171	1,107,121	7,497,732	6,631,201	4,227,903	112

Balances at March 31, 2013	$666,708,329	$47,976,030	$9,436,838	$31,953,941	$266,220,622	$194,790,753	$116,326,619	$3,526

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2013 and December 31, 2012, and reported amounts of income and expenses for the three months ended March 31, 2013 and 2012, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The Partnership values futures and options on futures contracts at the closing price of the contract’s primary exchange. The Partnership generally includes futures and options on futures contracts in Level 1 of the fair value hierarchy, as they are exchange traded derivatives.

Forward currency contracts are valued at fair value using spot currency rates and adjusted for interest rates and other typical adjustment factors. The Partnership generally includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. No U.S. government agency bonds and notes were fair valued using valuation models as of March 31, 2013 or December 31, 2012.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. No corporate notes were fair valued using valuation models as of March 31, 2013 or December 31, 2012.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the period ended March 31, 2013 and the year ended December 31, 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2013 and December 31, 2012:

				Balance as of
March 31, 2013	Level 1	Level 2	Level 3	March 31, 2013
Assets:
Futures contracts (1)	$17,346,793	$-	$-	$17,346,793
Forward currency contracts (1)	-	2,236,347	-	2,236,347
U.S. Government agency bonds and notes	207,705,719	-	-	207,705,719
Corporate notes	-	246,038,001	-	246,038,001
U.S. Treasury Obligations	161,866,108	-	-	161,866,108

	$386,918,620	$248,274,348	$-	$635,192,968

Liabilities:
Futures contracts (1)	$(11,490,877)	$-	$-	$(11,490,877)
Forward currency contracts (1)	-	(2,726,791)	-	(2,726,791)

	$(11,490,877)	$(2,726,791)	$-	$(14,217,668)

				Balance as of
December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Assets:
Futures contracts (1)	$19,857,707	$-	$-	$19,857,707
Forward currency contracts (1)	-	2,265,792	-	2,265,792
U.S. Government agency bonds and notes	243,628,693	-	-	243,628,693
Corporate notes	-	257,432,440	-	257,432,440
U.S. Treasury Obligations	129,617,773	-	-	129,617,773

	$393,104,173	$259,698,232	$-	$652,802,405

Liabilities:
Futures contracts (1)	$(13,694,063)	$-	$-	$(13,694,063)
Forward currency contracts (1)	-	(1,505,516)	-	(1,505,516)

	$(13,694,063)	$(1,505,516)	$-	$(15,199,579)

For the period ended March 31, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2013 and the year ended December 31, 2012, there were no Level 3 securities.

D.	Investment Transactions and Investment Income

Security transactions are recorded on the trade date for financial reporting purposes.  Realized gains and losses from security transactions are determined using the identified cost method. Change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss).  Brokerage commissions on securities and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction. Interest income is recorded on an accrual basis.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investment Transactions and Investment Income (continued)

Gains or losses on futures contracts and options on futures contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the statements of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on futures and options on futures contracts include other trading fees and are incurred as an expense when contracts are opened, and are recognized as trading gains and losses.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

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

Restricted cash is held as maintenance margin deposits for futures transactions.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013 and December 31, 2012.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the three months period ended March 31, 2013 and for the year ended December 31, 2012.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2009.

L.	Reclassifications

Certain amounts in the 2012 financial statements were reclassified to conform to the 2013 presentation.

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
The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. For the period ended March 31, 2013 the Partnership did not make any distributions.

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

Total management fees earned by the General Partner, for the three months ended March 31, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2013, administrative fees for Class A and Class B Interests were $226,892 and $169,872, respectively.  For the three months ended March 31, 2012, administrative fees for Class A and Class B Interests were $274,911 and $195,249, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At March 31, 2013 and December 31, 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $742,090 and $848,875, and service fees payable to Altegris Investments of $73,310 and $77,290, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three months ended March 31, 2013 and 2012:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Altegris Futures - Brokerage Commission fees	$2,406,255	$3,028,635
Altegris Investments- Service fees	225,002	331,706
Total	$2,631,257	$3,360,341

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the three months ended March 31, 2013 and 2012 are shown on the Statements of Income (Loss) as Incentive Fee.

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the three months ended March 31, 2013, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $687,552, $514,763, $26,727, $78,113 and $307,423 respectively.  For the three months ended March 31, 2012, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $833,062, $591,665, $34,932, $81,573 and $407,893 respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the three months ended March 31, 2013, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $17, $1,383,551, $252,062 and $5,947, respectively.  For the three months ended March 31, 2012, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $18, $1,662,661, $324,028 and $10,689, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests.

NOTE 6 - BROKERAGE COMMISSIONS

The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected on the Statements of Income (Loss) as Brokerage Commissions. The Partnership pays to its clearing brokers a monthly brokerage commission equal to the greater of: (1)  actual brokerage commissions, which are based upon trading volume, or (2) a flat rate of 0.125% (1.5% annually) (the "Minimum Amount") of the Partnership's management fee net asset value.

If actual brokerage commissions paid to the Clearing Broker are less than the Minimum Amount, the Partnership will pay to the introducing broker, the difference.

However, if actual brokerage commissions are greater than the Minimum Amount, the Partnership only pays the actual brokerage commissions.

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

The following presents the fair value of derivative contracts at March 31, 2013 and December 31, 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

	March 31, 2013
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$17,346,793	$(11,490,877)	$5,855,916

Forward Currency Contracts	2,236,347	(2,726,791)	(490,444)

Total Gross Fair Value of Derivatives	$19,583,140	$(14,217,668)	$5,365,472

	December 31, 2012
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$19,857,707	$(13,694,063)	$6,163,644

Forward Currency Contracts	2,265,792	(1,505,516)	760,276

Total Gross Fair Value of Derivatives	$22,123,499	$(15,199,579)	$6,923,920

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2013 and 2012.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss).

	Three Months Ended March 31, 2013
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$31,915,222	$(307,728)	50,380

Forward Currency Contracts	358,235	(1,250,720)	$221,019,338,308	(1)
Total gains from derivatives trading	$32,273,457	$(1,558,448)

	Three Months Ended March 31, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$14,494,797	$(18,001,715)	51,509

Options on Futures Contracts	87,900	(14,242)	328

Forward Currency Contracts	(997,797)	(555,946)	$4,940,056,392	(1)
Total gains from derivatives trading	$13,584,900	$(18,571,903)

(1) Represents the U.S. dollar equivalent of the notional amount bought or sold during the three months ended March 31, 2013 and 2012. The number of contracts closed using average cost for long contracts of 924,899 and 1,726,004 and short contracts of (957,804) and (1,319,148) for the three months ended March 31, 2013 and 2012.

Effective January 1, 2013 the Partnership adopted Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (the “ASU,” “ASU 2011-11”).  The amendments to this standard require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.

With respect to futures contracts and options on futures contracts, the Partnership has entered into an agreement with the Clearing Broker which  grants the Clearing Broker the right to offset recognized derivative assets and derivative liabilities if certain conditions exist, which would require the Clearing Broker to liquidate the Partnership’s positions. These events include the following: (i) the Clearing Broker is directed or required by a regulatory or self-regulatory organization, (ii) the Clearing Broker determines, at its discretion, that the risk in the Partnership’s account must be reduced for protection of the Clearing Broker, (iii) upon the Partnership’s breach or failure to perform on its contractual agreements with the Clearing Broker, (iv) upon the commencement of bankruptcy, insolvency or similar proceeding for the protection of creditors against the Partnership, or (v) upon the dissolution, winding-up, liquidation or merger of the Partnership.

With respect to foreign currency forward contracts, the Partnership has entered into an agreement with the Clearing Broker, whereby the party having the greater obligation (either the Partnership or the Clearing Broker) shall deliver to the other party at the settlement date the net amount of recognized derivative assets and liabilities.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements of ASU 2011-11:

Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received(1)	Net Amount

Forward contracts	2,236,347	(2,236,347)	—	—	—	—
Commodity futures contracts	17,346,793	(11,490,877)	5,855,916	—	—	5,855,916
Total	19,583,140	(13,727,224)	5,855,916	—	—	5,855,916

Offsetting the Financial Liabilities and Derivative Liabilities
Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged(1)	Net Amount

Forward contracts	(2,726,791)	2,236,347	(490,444)	—	—	(490,444)
Commodity futures contracts	(11,490,877)	11,490,877	—	—	—	—
Total	(14,217,668)	13,727,224	(490,444)	—	—	(490,444)

Offsetting the Financial Assets and Derivative Assets
Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2012
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received(1)	Net Amount

Forward contracts	2,265,792	(1,505,516)	760,276	—	—	760,276
Commodity futures contracts	19,857,707	(13,694,063)	6,163,644	—	—	6,163,644
Total	22,123,499	(15,199,579)	6,923,920	—	—	6,923,920

Offsetting the Financial Liabilities and Derivative Liabilities
Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2012
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged(1)	Net Amount

Forward contracts	(1,505,516)	1,505,516	—	—	—	—
Commodity futures contracts	(13,694,063)	13,694,063	—	—	—	—
Total	(15,199,579)	15,199,579	—	—	—	—

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $65,534,981 for 2013 and $71,486,531 for 2012, respectively.

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

All of the contracts currently traded by the Partnership are exchange traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its respective individual counterparties.  However, in the future, if the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2013 and 2012.  This information has been derived from information presented in the financial statements.

Three months ended March 31, 2013
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.28%	3.54%	3.61%	2.82%	3.33%	3.54%
Incentive fees	(0.00)%	(0.00)%	(0.02)%	(0.07)%	(0.07)%	(0.06)%

Total return after incentive fees	3.28%	3.54%	3.59%	2.75%	3.26%	3.48%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.15%	2.17%	1.88%	5.22%	3.19%	2.30%
Incentive fees (3)	0.00%	0.00%	0.02%	0.07%	0.07%	0.06%

Total expenses	3.15%	2.17%	1.90%	5.29%	3.26%	2.36%

Net investment (loss) (1) (2)	(3.01)%	(2.03)%	(1.71)%	(4.90)%	(2.84)%	(2.03)%

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended March 31, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.62)%	(1.39)%	(1.33)%	(2.09)%	(1.60)%	(1.40)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.62)%	(1.39)%	(1.33)%	(2.09)%	(1.60)%	(1.40)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.02%	2.11%	1.87%	4.99%	2.97%	2.14%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.02%	2.11%	1.87%	4.99%	2.97%	2.14%

Net investment (loss) (1) (2)	(2.90)%	(1.99)%	(1.74)%	(4.87)%	(2.85)%	(2.01)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued.

From April 1, 2013 through May 15, 2013, the Partnership had subscriptions of $7,715,713 and redemptions of $22,169,522.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through March 31, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2013.

Three Months Ended March 31, 2013

During the first quarter of 2013, the Partnership achieved net realized and unrealized gains of $27,770,401 from its trading activities, net of brokerage commissions of $2,609,493.  The Partnership accrued total expenses of $6,545,711, including $1,866,376 in management fees paid to the General Partner, and $2,140,106  in service and professional fees.  The Partnership earned $230,124 in interest income during the first quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2013 is set forth below.

First Quarter 2013.  The Partnership achieved a gain in January 2013 with the Partnership’s trading in futures contracts on stock indices making the most significant contribution to performance.   Indications of early repayments of European Central Bank loans and the Yen stimulus package from the new Japanese government helped the short Yen and long Euro positions in the Partnership’s currency portfolio achieve large gains. Energy prices increased through the month, with a negative impact on the Partnership’s short positions in futures contracts on oil and natural gas. The Partnership experienced a loss in February 2013.  February was a turbulent month for asset prices leaving the value of our positions in futures contracts on equities and currencies down on the month. This negative performance was offset in part by corresponding higher moves in bond and fixed income prices. Crop prices fell, benefitting the Partnership’s short wheat and corn positions. Precious metals also contributed to losses with a continuation of recent market falls incurring losses in the Partnership’s long silver position. The Partnership achieved a gain in March 2013 as US equity markets resumed their rally, producing strong returns for the Partnership’s long positions in futures contracts on U.S. stock indices. Uncertainty surrounding financial stability in Cyprus saw European stock indices fall in the second half of the month, additionally hurting the value of some of the Partnership’s long positions in futures contracts on emerging market currencies and the Partnership’s short gold position. The Partnership achieved gains in its trading of futures contracts in Yen and Japanese stock indices. Extended cold weather eroded natural gas storage levels, pushing prices significantly higher and helping the energy sector make gains in the Partnership’s portfolio during the month.

Three Months Ended March 31, 2012

During the first quarter of 2012, the Partnership achieved net realized and unrealized losses of $7,768,826 from its trading activities, net of brokerage commissions of $3,177,351.  The Partnership accrued total expenses of $7,468,694, including $2,280,643 in management fees paid to the General Partner, and $2,616,045 in service and professional fees.  The Partnership earned $261,863 in interest income during the first quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2012 is set forth below.

First Quarter 2012. The Partnership achieved a gain in January 2012.  Global stock markets began the year with a rally, and the Euro reversed its downward trend of the prior two months. Government bonds rallied in the second half of the month, with US 5 year yields reaching record lows. The Partnership ended the month up, with gains in futures contracts on stock indices, short term rates, bonds and precious metals being offset by losses in trading in futures contracts on base metals and currencies.  The Partnership experienced a loss in February 2012 as the rally in equity markets that started in the middle of December continued, with the S&P 500 Index climbing back to the highs that it made last year. The price of Crude Oil increased by around $10 a barrel during the month. The Partnership’s gains this month were the result of being long stock indices and long energies. These gains were not sufficient to offset losses elsewhere, principally coming from a short position in the Euro and being long the Yen.  The Partnership experienced a loss in March 2012 as Government Bonds fell significantly, with US 10 year notes reaching levels not seen since October last year. Concerns over energy prices did not seem to affect US equity markets, where the S&P 500 continued its ascent. European equity markets lagged behind their US counterparts, with the restructuring of Greece’s debt dominating the headlines. The Partnership ended the month down, with gains in trading of futures contracts on equity indices offsetting losses in futures contracts on bonds.

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

Absence of Regulation Applicable to Investment Companies and Related Issues. The Partnership is not registered as a securities investment company or “mutual fund.” Therefore, it is not regulated by the SEC under the Investment Company Act of 1940 (the 1940 Act). Although the Partnership has the right to invest in securities, you are not protected by the 1940 Act. NAST is an eligible swap participant and an eligible contract participant.  NAST is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange. In addition, Winton is not registered as an investment adviser under the Investment Advisers Act of 1940. Altegris Funds is, however, registered with the CFTC as a CPO; Winton is registered with the CFTC as a CTA and CPO; Altegris is registered with the CFTC as an IB; and Newedge USA is registered with the CFTC as an FCM. The Advisor has notified the Partnership that because of its experience and understanding relating to investments, it has been categorized as an Intermediate Customer under the Unregulated Collective Investment Schemes of the Rules under the United Kingdom’s (U.K.) Financial Services Authority. As a result, the Partnership is not afforded all of the protections available to retail customers in the U.K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2013:

Month	Amount Redeemed
January 31, 2013	$17,856,202
February 28, 2013	$22,393,875
March 31, 2013	$25,553,880

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

Dated: May 15, 2013

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)