Form 10-Q
period 2013-06-30
Altegris Winton Futures Fund, L.P.
filed 2013-08-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
 Yes  [   ]No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]No  [X]

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2013 (Unaudited) and DECEMBER 31, 2012 (Audited)

	2013	2012
ASSETS
Equity in commodity broker account:
Cash	$-	$9,403,079
Restricted cash	39,651,413	45,787,120
Foreign currency (cost - $9,943,028 and $-)	9,858,826	-
Restricted foreign currency (cost - $10,368,929 and $25,438,704)	10,281,121	25,699,411
Unrealized gain on open commodity futures contracts	6,767,327	6,163,644
Unrealized gain on open forward contracts	-	760,276

	66,558,687	87,813,530

Cash	26,687,063	12,199,355
Investment securities at value
(cost - $547,388,761 and $630,575,133)	547,389,619	630,678,906
Interest receivable	181,863	520,256

Total assets	$640,817,232	$731,212,047

LIABILITIES
Equity in commodity broker account:
Cash	$8,184,258	$-
Foreign currency (proceeds - $- and $2,457,289)	-	2,482,473
Unrealized loss on open forward contracts	669,062	-

	8,853,320	2,482,473

Brokerage commissions payable	752,285	891,812
Management fee payable	580,782	644,223
Advisory fee payable	498,697	549,194
Administrative fee payable	122,001	136,032
Service fees payable	501,123	566,110
Incentive fee payable	190,931	44,725
Redemptions payable	16,854,514	21,374,037
Subscriptions received in advance	2,338,219	4,896,705
Other liabilities	559,465	840,351

Total liabilities	31,251,337	32,425,662

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,456	3,414
Limited Partners	609,562,439	698,782,971

Total partners' capital (Net Asset Value)	609,565,895	698,786,385

Total liabilities and partners' capital	$640,817,232	$731,212,047

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2013 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$6,326,000	7/1/2013	Federal Farm Credit Bank Disc Note, 0.01%	$6,326,000	1.04%
1,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	1,000,231	0.16%
31,300,000	1/17/2014	Federal Farm Credit Bank, 0.15%	31,294,303	5.13%
5,061,000	7/1/2013	Federal Home Loan Bank Disc Note, 0.00%	5,061,000	0.83%
19,200,000	7/3/2013	Federal Home Loan Bank Disc Note, 0.05%	19,199,981	3.15%
18,700,000	7/10/2013	Federal Home Loan Bank Disc Note, 0.02%	18,699,906	3.07%
20,000,000	8/2/2013	Federal Home Loan Bank Disc Note, 0.03%	19,999,460	3.28%
25,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	25,003,700	4.10%
1,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	1,000,558	0.16%
14,000,000	2/20/2014	Federal Home Loan Bank, 0.12%	13,992,188	2.29%
15,000,000	3/28/2014	Federal Home Loan Bank, 0.16%	14,994,450	2.46%
21,200,000	4/1/2014	Federal Home Loan Bank, 0.17%	21,193,492	3.48%
20,000,000	7/15/2013	Federal Home Loan Mortgage Corporation Disc Note, 0.04%	19,999,840	3.28%
14,000,000	9/4/2013	Federal National Mortgage Association Disc Note, 0.10%	13,997,599	2.30%
6,000,000	8/20/2013	Federal National Mortgage Association, 1.25%	6,008,814	0.99%
3,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	3,005,736	0.49%
37,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	38,011,236	6.24%
Total U.S. Government Agency Bonds and Notes (cost - $258,782,114)			258,788,494	42.45%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2013 (Unaudited)

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$15,000,000	7/2/2013	Alpine Securitization Corp Disc Note, 0.15%	$14,999,792	2.46%
16,500,000	7/11/2013	Banco del Estado de Chile, 0.18%	16,500,000	2.71%
16,600,000	7/23/2013	Bank of Montreal, 0.13%	16,598,192	2.72%
27,000,000	7/1/2013	Bank of Nova Scotia Disc Note, 0.00%	26,999,978	4.43%
2,000,000	7/19/2013	Cancara Asset Securitization LLC Disc Note, 0.17%	1,999,750	0.33%
17,100,000	7/1/2013	Chevron Corporation Disc Note, 0.09%	17,099,102	2.80%
18,000,000	7/23/2013	Gotham Funding Corporation, 0.17%	17,997,680	2.95%
16,600,000	7/9/2013	Norinchukin Bank, 0.16%	16,600,000	2.72%
16,100,000	7/15/2013	PACCAR Financial Corp., 0.15%	16,099,034	2.64%
17,000,000	7/25/2013	Regency Markets No. 1 LLC, 0.17%	16,997,592	2.79%
17,800,000	7/10/2013	Sumitomo Mitsui Banking Corporation, 0.17%	17,800,000	2.92%
18,700,000	7/12/2013	Sumitomo Trust & Banking Co, 0.16%	18,700,000	3.07%
13,150,000	7/12/2013	Toyota Motor Credit Corporation, 0.07%	13,149,463	2.16%
9,300,000	7/15/2013	Toyota Motor Credit Corporation, 0.07%	9,299,566	1.53%
Total Corporate Notes (cost - $220,840,149)			220,840,149	36.23%

U.S. Treasury Obligations
$15,394,000	7/5/2013	United States Treasury Bill, 0.00%	15,393,985	2.52%
5,000,000	11/30/2013	United States Treasury Note, 2.00%	5,039,060	0.83%
25,000,000	4/15/2014	United States Treasury Note, 1.25%	25,211,925	4.14%
22,000,000	6/15/2014	United States Treasury Note, 0.75%	22,116,006	3.63%
Total United States Treasury Obligations (cost - $67,766,498)			67,760,976	11.12%

Total investment securities (cost - $547,388,761)			$547,389,619	89.80%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2013 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 13 - Mar 14	1,669		$(1,695,619)	(0.28)%
Currencies	Jul 13 - Sep 13	1,167		(2,914,539)	(0.48)%
Energy	Jul 13 - Aug 13	385		(1,507,880)	(0.24)%
Interest Rates	Aug 13 - Jun 16	2,600		(2,430,111)	(0.40)%
Metals	Jul-13	264		(1,050,881)	(0.17)%
Stock Indices	Jul 13 - Sep 13	2,954		(4,028,949)	(0.66)%
Treasury Rates	Sep-13	175		(645,078)	(0.11)%

Total long futures contracts		9,214		(14,273,057)	(2.34)%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 13 - May 14	1,466		1,991,107	0.33%
Currencies	Sep-13	2,354		5,361,180	0.88%
Energy	Jul 13 - Oct 13	705		65,849	0.01%
Interest Rates	Sep 13 - Jun 16	839		(128,899)	(0.02)%
Metals	Jul 13 - Jun 14	1,430		13,347,830	2.19%
Stock Indices	Jul 13 - Sep 13	460		372,489	0.06%
Treasury Rates	Sep-13	215		30,828	0.00%

Total short futures contracts		7,469		21,040,384	3.45%

Total futures contracts		16,683		$6,767,327	1.11%

LONG FORWARD CONTRACTS:
Currencies	Jul 13 - Dec 13	$288,294,610	(1)	$(2,008,730)	(0.33)%

SHORT FORWARD CONTRACTS:
Currencies`	Jul 13 - Dec 13	$288,963,672	(1)	1,339,668	0.22%

Total forward currency contracts				$(669,062)	(0.11)%

(1) Represents the June 30, 2013 U.S. dollar equivalent of the notional amount bought or sold

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

(1) Represents the December 31, 2012 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
TRADING GAIN (LOSS)
Gain (loss) on trading of
derivatives contracts
Realized	$(5,479,119)	$(23,569,244)	$26,794,338	$(9,984,344)
Change in unrealized	732,793	(2,332,526)	(825,655)	(20,904,429)
Brokerage commissions	(2,485,123)	(3,147,671)	(5,094,616)	(6,325,022)

Gain (loss) from trading futures	(7,231,449)	(29,049,441)	20,874,067	(37,213,795)

Gain (loss) on trading of securities
Realized	51,200	93,814	119,780	206,784
Change in unrealized	(57,577)	(85,159)	(102,915)	(121,233)

Gain (loss) from trading securities	(6,377)	8,655	16,865	85,551

Gain (loss) on trading of foreign currency
Realized	(125,891)	(257,796)	23,961	(290,421)
Change in unrealized	100,676	(53,407)	(407,533)	297,850

Gain (loss) from trading foreign currency	(25,215)	(311,203)	(383,572)	7,429

Total trading gain (loss)	(7,263,041)	(29,351,989)	20,507,360	(37,120,815)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	177,218	264,891	407,342	526,754

Expenses
Management fee	1,794,874	2,269,398	3,681,250	4,550,041
Advisory fee	1,539,610	1,938,603	3,154,188	3,887,728
Administrative fee	377,900	472,322	774,664	942,482
Service fees	1,560,366	1,944,421	3,201,943	3,941,817
Incentive fee	190,931	-	590,991	7,893
Professional fees	482,548	512,329	981,077	1,130,978
Offering expense	650	22,393	650	23,557
Interest expense	3,875	-	7,111	-
Other expenses	23,751	158,567	128,342	302,231

Total expenses	5,974,505	7,318,033	12,520,216	14,786,727

Net investment loss	(5,797,287)	(7,053,142)	(12,112,874)	(14,259,973)

NET LOSS	$(13,060,328)	$(36,405,131)	$8,394,486	$(51,380,788)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(64,148)	64,148	-	(2,353,284)	(478,722)	2,832,006	-

Capital additions	94,934,831	930,825	-	-	44,242,277	33,589,015	16,172,714	-

Capital withdrawals	(76,811,041)	(5,407,709)	(893,048)	-	(31,049,376)	(21,498,023)	(17,962,885)	-

From operations:
Net investment income (loss)	(14,259,973)	(959,033)	(135,140)	(278,528)	(7,932,379)	(3,356,503)	(1,598,337)	(53)
Net realized gain (loss) from investments	(16,393,003)	(1,267,112)	(265,276)	(630,315)	(6,438,402)	(4,780,702)	(3,011,126)	(70)
Net change in unrealized gain (loss) from investments	(20,727,812)	(1,527,988)	(321,323)	(796,097)	(8,183,801)	(5,902,444)	(3,996,070)	(89)
Net (loss) for the six months ended June 30, 2012	(51,380,788)	(3,754,133)	(721,739)	(1,704,940)	(22,554,582)	(14,039,649)	(8,605,533)	(212)

Balances at June 30, 2012	$786,422,429	$59,317,985	$12,577,775	$30,913,517	$308,955,315	$226,534,566	$148,119,828	$3,443

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(2,454,930)	(586,137)	3,041,067	-

Capital additions	26,214,380	60,024	-	-	16,485,467	6,578,889	3,090,000	-

Capital withdrawals	(123,829,356)	(9,654,667)	(3,359,405)	-	(44,007,310)	(44,519,872)	(22,288,102)	-

From operations:
Net investment income (loss)	(12,112,874)	(733,353)	(100,520)	(277,184)	(6,751,610)	(2,981,658)	(1,268,498)	(51)
Net realized gain (loss) from investments	21,843,463	1,550,696	310,465	985,930	8,501,793	6,568,173	3,926,297	109
Net change in unrealized gain (loss) from investments	(1,336,103)	(31,689)	21,454	(144,517)	(515,749)	(300,049)	(365,537)	(16)
Net income for the six months ended June 30, 2013	8,394,486	785,654	231,399	564,229	1,234,434	3,286,466	2,292,262	42

Balances at June 30, 2013	$609,565,895	$42,271,990	$8,156,138	$31,411,049	$248,358,409	$173,945,926	$105,418,927	$3,456

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

The General Partner is controlled by an entity whose ultimate parent is Genworth Financial, Inc. the financial statements of which are a matter of public record. Genworth Financial, Inc. has not committed itself to increase or maintain the General Partners capital or provide any direct or indirect financial support to the General Partner, and the General Partner is not reliant on Genworth Financial Inc., or any of its direct or indirect subsidiaries, to provide it with operating capital.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2013 and December 31, 2012, and reported amounts of income and expenses for the three and six months ended June 30, 2013 and 2012, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2013 and December 31, 2012 no U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are generally categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are generally categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2013 and December 31, 2012 no corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the period ended June 30, 2013 and the year ended December 31, 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2013 and December 31, 2012:

June 30, 2013	Level 1	Level 2	Level 3	Balance as of June 30, 2013
Assets:
Futures contracts (1)	$22,718,635	$-	$-	$22,718,635
Forward currency contracts (1)	-	2,968,819	-	2,968,819
U.S. Government agency
bonds and notes	258,788,494	-	-	258,788,494
Corporate notes	-	220,840,149	-	220,840,149
U.S. Treasury Obligations	67,760,976	-	-	67,760,976

	$349,268,105	$223,808,968	$-	$573,077,073

Liabilities:
Futures contracts (1)	$(15,951,308)	$-	$-	$(15,951,308)
Forward currency contracts (1)	-	(3,637,881)	-	(3,637,881)

	$(15,951,308)	$(3,637,881)	$-	$(19,589,189)

				Balance as of
December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Assets:
Futures contracts (1)	$19,857,707	$-	$-	$19,857,707
Forward currency contracts (1)	-	2,265,792	-	2,265,792
U.S. Government agency
bonds and notes	243,628,693	-	-	243,628,693
Corporate notes	-	257,432,440	-	257,432,440
U.S. Treasury Obligations	129,617,773	-	-	129,617,773

	$393,104,173	$259,698,232	$-	$652,802,405

Liabilities:
Futures contracts (1)	$(13,694,063)	$-	$-	$(13,694,063)
Forward currency contracts (1)	-	(1,505,516)	-	(1,505,516)

	$(13,694,063)	$(1,505,516)	$-	$(15,199,579)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six months period ended June 30, 2013 and the year ended December 31, 2012, there were no Level 3 securities.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Option Contracts (continued)

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Foreign Currency Transactions

dollars at the rates in effect at the date of the Statement of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in the Statement of Income (Loss).

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2013 and December 31, 2012.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the six month period ended June 30, 2013 and for the year ended December 31, 2012.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2009.

K.	Reclassifications

Certain amounts in the December 31, 2012 and June 30, 2012 financial statements were reclassified to conform to the 2013 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2013 and 2012.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

A.	General Partner Management Fee (continued)

Total management fees earned by the General Partner, for the three and six months ended June 30, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2013, administrative fees for Class A Interests were $220,474 and $447,366, respectively and administrative fees for Class B Interests were $157,426 and $327,298, respectively.  For the three and six months ended June 30, 2012, administrative fees for Class A Interests were $272,371 and $547,282, respectively and administrative fees for Class B Interests were $199,951 and $395,200, respectively.  General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At June 30, 2013 and December 31, 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $797,999 and $848,875, and service fees payable to Altegris Investments of $70,812 and $77,290, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and six months ended June 30, 2013 and 2012:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C. (continued)

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Altegris Futures - Brokerage
Commission fees	$2,411,665	$4,817,920	$2,914,059	$5,942,694
Altegris Investments- Service fees	216,595	441,597	299,344	631,050
Total	$2,628,260	$5,259,517	$3,213,403	$6,573,744

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the three and six months ended June, 2013 and 2012 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the three and six months ended June 30, 2013, management fees for Class A Interests were $668,101 and $1,355,653, respectively, management fees for Class B Interests were $447,050 and $991,813, respectively, management fees for Original Class B Interests were $22,916 and $49,643, respectively, management fees for Special Interests were $81,054 and $159,167, respectively and management fees for Institutional Interests were $290,489 and $597,912, respectively.  For the three and six months ended June 30, 2012, management fees for Class A Interests were $825,394 and $1,658,456, respectively, management fees for Class B Interests were $605,929 and $1,197,594, respectively, management fees for Original Class B Interests were $33,514 and $68,446, respectively, management fees for Special Interests were $80,312 and $161,885, respectively and management fees for Institutional Interests were $393,454 and $801,347, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the three and six months ended June 30, 2013, service fees for General Partner’s Interest, were $18 and $35, respectively, service fees for Class A Interests were $1,321,685 and $2,705,236, respectively, service fees for Original Class A Interests were $232,156 and $484,218, respectively and service fees for Institutional Interests were $6,507 and $12,454, respectively.  For the three and six months ended June 30, 2012, service fees for General Partner’s Interest were $18 and $36, respectively and service fees for Class A Interests were $1,621,407 and $3,284,068, respectively, service fees for Original Class A Interests were $314,651 and $638,679, respectively and service fees for Institutional Interests were $8,345 and $19,034, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts at June 30, 2013 and December 31, 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

	June 30, 2013
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$22,718,635	$(15,951,308)	$6,767,327

Forward Currency Contracts	2,968,819	(3,637,881)	(669,062)

Total Gross Fair Value of Derivatives	$25,687,454	$(19,589,189)	$6,098,265

	December 31, 2012
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$19,857,707	$(13,694,063)	$6,163,644

Forward Currency Contracts	2,265,792	(1,505,516)	760,276

Total Gross Fair Value of Derivatives	$22,123,499	$(15,199,579)	$6,923,920

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2013 and 2012.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss).

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

	Three Months Ended June 30, 2013
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(1,440,201)	$911,411	58,495

Forward Currency Contracts	(4,038,918)	(178,618)	$291,648,058,485	(1)
Total gains from derivatives trading	$(5,479,119)	$732,793

	Six Months Ended June 30, 2013
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$30,475,021	$603,683	108,875

Forward Currency Contracts	(3,680,683)	(1,429,338)	$512,667,396,793	(1)
Total gains from derivatives trading	$26,794,338	$(825,655)

(1)
Represents the U.S. dollar equivalent of the notional amount bought or sold during the three and six months ended June 30, 2013. The number of contracts closed using average cost for long contracts of 816,468 and 1,741,367 and short contracts of (723,549) and (1,681,353) for the three and six months ended June 30, 2013.

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

(1)
Represents the U.S. dollar equivalent of the notional amount bought or sold during the three and six months ended June 30, 2012. The number of contracts closed using average cost for long contracts of 955,720 and 2,681,724 and short contracts of (1,120,028) and (2,439,176) for the three and six months ended June 30, 2012.

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

The following table summarizes the disclosure requirements of ASU 2011-11:

As of June 30, 2013				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,968,819	(2,968,819)	-	-	-	-
Commodity futures contracts	22,718,635	(15,951,308)	6,767,327	-	-	6,767,327
Total	25,687,454	(18,920,127)	6,767,327	-	-	6,767,327

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2013

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Liabilities Presented in the Statement
Description	Recognized Liabilities	Financial Condition	of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(3,637,881)	2,968,819	(669,062)	-	-	(669,062)
Commodity futures contracts	(15,951,308)	15,951,308	-	-	-	-
Total	(19,589,189)	18,920,127	(669,062)	-	-	(669,062)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2012

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Assets Presented in the Statement
Description	Recognized Assets	Financial Condition	of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,265,792	(1,505,516)	760,276	-	-	760,276
Commodity futures contracts	19,857,707	(13,694,063)	6,163,644	-	-	6,163,644
Total	22,123,499	(15,199,579)	6,923,920	-	-	6,923,920

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2012

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,505,516)	1,505,516	-	-	-	-
Commodity futures contracts	(13,694,063)	13,694,063	-	-	-	-
Total	(15,199,579)	15,199,579	-	-	-	-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $49,932,534 for 2013 and $71,486,531 for 2012, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2013 and 2012.  This information has been derived from information presented in the financial statements.

Three months ended June 30, 2013

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(2.00)%	(1.76)%	(1.70)%	(2.45)%	(1.96)%	(1.77)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.01)%	(0.01)%	(0.00)%

Total return after incentive fees	(2.00)%	(1.76)%	(1.70)%	(2.46)%	(1.97)%	(1.77)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.12%	2.11%	1.83%	5.00%	2.97%	2.15%
Incentive fees (3)	0.04%	0.03%	0.00%	0.03%	0.04%	0.02%

Total expenses	3.16%	2.14%	1.83%	5.03%	3.01%	2.17%

Net investment (loss) (1) (2)	(3.01)%	(2.00)%	(1.72)%	(4.90)%	(2.86)%	(2.04)%

Six months ended June 30, 2013

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	1.21%	1.72%	1.85%	0.29%	1.30%	1.71%
Incentive fees	(0.00)%	(0.00)%	(0.02)%	(0.08)%	(0.08)%	(0.06)%

Total return after incentive fees	1.21%	1.72%	1.83%	0.21%	1.22%	1.65%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.14%	2.13%	1.83%	5.01%	2.98%	2.15%
Incentive fees (3)	0.04%	0.03%	0.02%	0.10%	0.11%	0.08%

Total expenses	3.18%	2.16%	1.85%	5.11%	3.09%	2.23%

Net investment (loss) (1) (2)	(3.02)%	(2.01)%	(1.72)%	(4.88)%	(2.85)%	(2.03)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended June 30, 2012

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(4.24)%	(4.01)%	(3.95)%	(4.69)%	(4.21)%	(4.01)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(4.24)%	(4.01)%	(3.95)%	(4.69)%	(4.21)%	(4.01)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.10%	2.11%	1.85%	5.02%	3.01%	2.16%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.10%	2.11%	1.85%	5.02%	3.01%	2.16%

Net investment (loss) (1) (2)	(2.98)%	(1.98)%	(1.72)%	(4.89)%	(2.88)%	(2.03)%

Six months ended June 30, 2012

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(5.80)%	(5.35)%	(5.23)%	(6.68)%	(5.74)%	(5.36)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(5.80)%	(5.35)%	(5.23)%	(6.68)%	(5.74)%	(5.36)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.08%	2.12%	1.86%	5.03%	3.01%	2.16%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.08%	2.12%	1.86%	5.03%	3.01%	2.16%

Net investment (loss) (1) (2)	(2.95)%	(2.00)%	(1.73)%	(4.91)%	(2.88)%	(2.03)%

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

From July 1, 2013 through August 14, 2013, the Partnership had subscriptions of $2,451,996 and no redemptions.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through June 30, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2013.

Three Months Ended June 30, 2013

During the second quarter of 2013, the Partnership incurred net realized and unrealized losses of $7,263,041 from its trading activities, net of brokerage commissions of $2,485,123.  The Partnership incurred total expenses of $5,974,505, including $1,794,874 in management fees paid to the General Partner, $190,931 in incentive fees, and $2,042,914 in service and professional fees.  The Partnership earned $177,218 in interest income during the second quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2013 is set forth below.

Second Quarter 2013.  The Partnership experienced a gain in April 2013. Financial markets extended their rally through April, as the combination of central bank balance sheet expansion and a positive earnings season helped performance. Some momentum was lost mid-April after the release of unexpectedly soft financial data out of China. However, metal prices sold off and have struggled to recover, increasing the value of short positions in futures contracts in gold, copper and to a lesser extent, silver. Japanese markets provided the biggest outperformances as trends in the Nikkei and Yen accelerated, delivering large gains.  The Partnership experienced a loss in May 2013 as the combination of the ECB cutting interest rates and discussing preventative measures helped US and European equity markets post gains. In Japan there was a volatile reversal to the rally seen so far in 2013, with yields pushed higher as fixed income positions unwound, reducing the value of long holdings in Europe and the US. Emerging market currencies weakened as the differential between core and peripheral yields narrowed, negatively impacting long holding of Turkish Lira and Chilean Peso. Precious metals also extended recent losses, benefitting short gold positions in that sector. The Partnership experienced a loss in June 2013 as the markets reacted to the rise in US yields that continued despite attempts from Federal Reserve officials to reassure market participants. This momentum was not helped by generally positive US economic data and the resulting sell off in asset prices. This was particularly so in Japan, where the so-called “Abenomics” rally came to a definite end. The Partnership’s long positions across futures contracts on equity indices and fixed income markets fell in value. Losses were offset to some extent by short positions in the precious and base metal sectors.

Three Months Ended June 30, 2012

During the second quarter of 2012, the Partnership achieved net realized and unrealized losses of $29,351,989 from its trading activities, net of brokerage commissions of $3,147,671. The Partnership incurred total expenses of $7,318,033 including $2,269,398 in management fees paid to the General Partner, $2,456,750 in service and professional fees, and incurred no incentive fees. The Partnership earned $264,891 in interest income during the second quarter of 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2012 is set forth below.

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

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Partnership achieved net realized and unrealized gains of $20,507,360 from its trading activities, net of brokerage commissions of $5,094,616. The Partnership incurred total expenses of $12,520,216, including $3,681,250 in management fees paid to the General Partner, $590,991 in incentive fees, and $4,183,020 in service and professional fees. The Partnership earned $407,342 in interest income during the six months ended June 30, 2013. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2013 is set forth below.

Second Quarter 2013.  The Partnership experienced a gain in April 2013. Financial markets extended their rally through April, as the combination of central bank balance sheet expansion and a positive earnings season helped performance. Some momentum was lost mid-April after the release of unexpectedly soft financial data out of China. However, metal prices sold off and have struggled to recover, increasing the value of short positions in futures contracts in gold, copper and to a lesser extent, silver. Japanese markets provided the biggest outperformances as trends in the Nikkei and Yen accelerated, delivering large gains.  The Partnership experienced a loss in May 2013 as the combination of the ECB cutting interest rates and discussing preventative measures helped US and European equity markets post gains. In Japan there was a volatile reversal to the rally seen so far in 2013, with yields pushed higher as fixed income positions unwound, reducing the value of long holdings in Europe and the US. Emerging market currencies weakened as the differential between core and peripheral yields narrowed, negatively impacting long holding of Turkish Lira and Chilean Peso. Precious metals also extended recent losses, benefitting short gold positions in that sector. The Partnership experienced a loss in June 2013 as the markets reacted to the rise in US yields that continued despite attempts from Federal Reserve officials to reassure market participants. This momentum was not helped by generally positive US economic data and the resulting sell off in asset prices. This was particularly so in Japan, where the so-called “Abenomics” rally came to a definite end. The Partnership’s long positions across futures contracts on equity indices and fixed income markets fell in value. Losses were offset to some extent by short positions in the precious and base metal sectors.

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

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, the Partnership achieved net realized and unrealized losses of $37,120,815 from its trading activities, net of brokerage commissions of $6,325,022. The Partnership incurred total expenses of $14,786,727, including $4,550,041 in management fees paid to the General Partner, $7,893 in incentive fees, and $5,072,795 in service and professional fees. The Partnership earned $526,754 in interest income during the six months ended June 30, 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2012 and six months ended June 30, 2012 is set forth below.

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

Failure of Clearing Brokers, Counterparties, Banks, Custodians and other Financial Firms.  Commodity brokers must maintain the Partnership’s assets (other than assets used to trade foreign futures or options on foreign markets) in a segregated account.  If Newedge USA goes bankrupt, the Partnership could lose money as it may only be able to recover a pro rata share of the property available for distribution to all of Newedge USA’s customers.  In addition, even if Newedge USA adequately segregates the Partnership’s assets, the Partnership may still be subject to risk of loss of funds on deposit with Newedge USA should another customer of Newedge USA fail to satisfy deficiencies in such other customer’s account.  Similarly, assets in Partnership accounts at Newedge Alternative Strategies, Inc. (NAST), an unregulated entity, are not held in segregation and are subject to the risk of loss should that institution fail.  Other institutions will have custody of the assets of the Partnership, including the Custodian and various other banks or financial institutions whose services are utilized by the Partnership.  Such institutions may encounter financial difficulties that impair the Partnership’s operating capabilities or capital position.  The General Partner will attempt to limit the Partnership’s deposits and transactions to only well-capitalized institutions in an effort to mitigate such risks, but there can be no assurance that even a well-capitalized, major institution will not become bankrupt or otherwise fail.

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

Absence of Regulation Applicable to Investment Companies and Related Issues. The Partnership is not registered as a registered investment company or “mutual fund.” Therefore, it is not regulated by the SEC under the Investment Company Act of 1940 (the 1940 Act). Although the Partnership has the right to invest in securities, you are not protected by the 1940 Act. NAST is an eligible swap participant and an eligible contract participant.  NAST is not registered or required to be registered with the CFTC or the SEC, and is not a member of any exchange. In addition, Winton is not registered as an investment adviser under the Investment Advisers Act of 1940. Altegris Funds is, however, registered with the CFTC as a CPO, Winton is registered with the CFTC as a CTA and CPO, Altegris is registered with the CFTC as an IB, and Newedge USA is registered with the CFTC as an FCM. The Advisor has notified the Partnership that because of its experience and understanding relating to investments, it has been categorized as an Intermediate Customer under the Unregulated Collective Investment Schemes of the Rules under the United Kingdom’s (U.K.) Financial Services Authority. As a result, the Partnership is not afforded all of the protections available to retail customers in the U.K.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2013:

Month	Amount Redeemed
April 30, 2013	$22,135,880
May 31, 2013	$19,288,491
June 30, 2013	$16,605,027

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

Dated: August 14, 2013

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)