Form 10-K/A
period 2012-12-31
Altegris Winton Futures Fund, L.P.
filed 2013-10-04
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
1200 Prospect Street, Suite 400
La Jolla, CA 92037
 (Address of principal executive offices) (zip code)
(858) 459-7040

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Explanatory Note:

The sole purpose of this filing is to include the report of Spicer Jefferies LLP of its audit for Fiscal Year 2010 and the 13a-14(a)/15d-14(a) Certification of Principal Executive and Principal Financial Officer inadvertently omitted from Registrant's Annual Report for the fiscal year ended December 31, 2012 on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.   No other changes have been made to the Form 10-K, and information reported as of a particular date has not been updated.

PART II

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Signatures hereto and are incorporated by reference into this Item 8.

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this report.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.
* 4.1	First Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.
* 10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008
* 10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.
*10.3	Form of Selling Agency Agreement
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.02	Section 1350 Certification

*
This exhibit is incorporated by reference to the exhibit of the same number and description filed with the Partnership’s Registration Statement (File No. 000-53348) filed on July 30, 2008 on Form 10-12G under the Securities Exchange Act of 1934.

**	Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.
***	Fimat USA, LLC is now Newedge USA, LLC.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 3, 2013	ALTEGRIS WINTON FUTURES FUND, L.P. By: ALTEGRIS PORTFOLIO MANAGEMENT, INC. (d/b/a Altegris Funds) General Partner of Altegris Winton Futures Fund, L.P.
By: /s/ Jon C. Sundt Name: Jon C. Sundt Title: Principal Executive and Principal Financial Officer

4

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2 - 2-A
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 9
Statements of Operations	10
Statements of Changes in Partners’ Capital (Net Asset Value)	11
Notes to Financial Statements	12 – 26

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

March 22, 2013

A member firm of Ernst & Young Global Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Winton Futures Fund, L.P. (US)

We have audited the accompanying statements of operations and changes in partners' capital for the year ended December 31, 2010 of Altegris Winton Futures Fund, L.P. ("the Partnership"). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a  basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis,  evidence  supporting the  amounts  and  disclosures in  the  financial  statements,  assessing the  accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners' capital of Altegris Winton Futures Fund, L.P. for the year ended December 31,2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP
Greenwood Village, Colorado
March 25, 2011

-2-A-

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

(1) Represents the December 31, 2011 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
_______________

	2012	2011	2010
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$(10,350,618)	$76,690,402	$80,737,744
Change in unrealized	(10,427,803)	(5,911,850)	20,492,318
Brokerage commissions	(12,092,858)	(11,985,887)	(9,080,039)

Gain (loss) from trading futures	(32,871,279)	58,792,665	92,150,023

Gain (loss) on trading of securities
Realized	372,638	845,767	6,417
Change in unrealized	(59,221)	82,896	(295,824)

Gain (loss) from trading securities	313,417	928,663	(289,407)

Foreign currency translation gains (losses)	236,025	(1,584,765)	(699,140)

Total trading gains (losses)	(32,321,837)	58,136,563	91,161,476

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,053,344	1,680,212	3,110,927

Expenses
Management fee	8,720,244	8,442,954	6,240,462
Advisory fee	7,451,479	7,256,692	5,287,476
Administrative fee	1,817,057	1,663,244	1,166,030
Service fees	7,538,297	7,456,573	5,849,080
Incentive fee	63,607	11,798,283	14,074,548
Professional fees	2,233,380	2,172,094	2,097,027
Offering expense	49,339	125,159	107,717
Interest expense	36,598	8,896	-
Other expenses	479,415	903,153	-

Total expenses	28,389,416	39,827,048	34,822,340

Net investment (loss)	(27,336,072)	(38,146,836)	(31,711,413)

NET INCOME (LOSS)	$ (59,657,909)	$19,989,727	$59,450,063

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