Form 10-Q
period 2013-09-30
Altegris Winton Futures Fund, L.P.
filed 2013-11-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

c/o ALTEGRIS PORTFOLIO MANAGEMENT, INC. 1200 Prospect Street, Suite 400 La Jolla, California 92037
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

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2013 (Unaudited) and DECEMBER 31, 2012 (Audited)

	2013	2012
ASSETS
Equity in commodity broker account:
Cash	$-	$9,403,079
Restricted cash	38,289,291	45,787,120
Restricted foreign currency (cost - $16,276,223 and $25,438,704)	16,576,970	25,699,411
Unrealized gain on open commodity futures contracts	6,866,150	6,163,644
Unrealized gain on open forward contracts	2,580,405	760,276

	64,312,816	87,813,530

Cash	11,115,560	12,199,355

Investment securities at value (cost - $501,452,134 and $630,575,133)	501,529,496	630,678,906
Interest receivable	342,946	520,256

Total assets	$577,300,818	$731,212,047

LIABILITIES
Equity in commodity broker account:
Due to Broker	$3,204,030	$-
Foreign currency (proceeds - $5,284,230 and $2,457,289)	5,381,870	2,482,473

	8,585,900	2,482,473

Brokerage commissions payable	634,116	891,812
Management fee payable	494,470	644,223
Advisory fee payable	428,018	549,194
Administrative fee payable	104,164	136,032
Service fees payable	445,314	566,110
Incentive fee payable	13,634	44,725
Redemptions payable	23,044,582	21,374,037
Subscriptions received in advance	1,957,303	4,896,705
Other liabilities	455,793	840,351

Total liabilities	36,163,294	32,425,662

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,386	3,414
Limited Partners	541,134,138	698,782,971

Total partners' capital (Net Asset Value)	541,137,524	698,786,385

Total liabilities and partners' capital	$577,300,818	$731,212,047

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2013 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$7,650,000	10/1/2013	Federal Farm Credit Bank Disc Note, 0.00%	$7,650,000	1.42%
1,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	1,000,163	0.18%
31,300,000	1/17/2014	Federal Farm Credit Bank, 0.15%	31,306,448	5.79%
21,667,000	10/1/2013	Federal Home Loan Bank Disc Note, 0.00%	21,667,000	4.00%
25,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	25,001,300	4.62%
1,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	1,000,257	0.18%
14,000,000	2/20/2014	Federal Home Loan Bank, 0.12%	14,002,156	2.59%
15,000,000	3/28/2014	Federal Home Loan Bank, 0.16%	15,005,250	2.77%
21,200,000	4/1/2014	Federal Home Loan Bank, 0.17%	21,208,459	3.92%
15,000,000	7/24/2014	Federal Home Loan Bank, 0.19%	15,005,175	2.77%
15,000,000	10/22/2013	Federal Home Loan Mortgage Corporation Disc Note, 0.02%	14,999,820	2.77%
20,000,000	8/27/2014	Federal Home Loan Mortgage Corporation, 1.00%	20,161,280	3.73%
20,000,000	10/9/2013	Federal National Mortgage Association Disc Note, 0.02%	19,999,920	3.70%
37,900,000	12/18/2013	Federal National Mortgage Association, 0.75%	37,956,736	7.01%
Total U.S. Government Agency Bonds and Notes (cost - $245,902,103)			245,963,964	45.45%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2013 (Unaudited)

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$12,000,000	10/25/2013	Albion Capital LLC, 0.15%	$11,998,400	2.22%
15,000,000	10/4/2013	American Honda Finance Corporation, 0.05%	14,999,917	2.77%
24,000,000	10/2/2013	Automatic Data Processing, Inc., 0.05%	23,999,933	4.43%
14,500,000	10/3/2013	Banco del Estado de Chile, 0.17%	14,499,975	2.68%
14,900,000	10/10/2013	Bank of Montreal, 0.08%	14,900,000	2.75%
10,000,000	10/22/2013	Danaher Corporation, 0.14%	9,999,350	1.85%
12,100,000	10/2/2013	Exxon Mobil Corporation, 0.07%	12,099,630	2.24%
15,000,000	10/4/2013	NetJets Inc., 0.07%	14,999,250	2.77%
14,500,000	10/4/2013	Norinchukin Bank, 0.18%	14,500,000	2.68%
20,000,000	10/15/2013	The Regency Group, Inc., 0.14%	19,997,584	3.69%
14,500,000	10/10/2013	Sumitomo Mitsui Banking Corporation, 0.18%	14,499,913	2.68%
14,500,000	10/10/2013	Sumitomo Mitsui Trust Bank, Limited, 0.18%	14,500,000	2.68%
14,500,000	10/3/2013	Toyota Motor Credit Corporation, 0.03%	14,499,436	2.68%
12,500,000	10/4/2013	Victory Receivables Corporation, 0.13%	12,499,271	2.31%
17,400,000	10/7/2013	Wal-Mart Stores, Inc., 0.02%	17,399,633	3.22%
Total Corporate Notes (cost - $225,392,403)			225,392,292	41.65%

U.S. Treasury Obligations
$5,000,000	11/30/2013	United States Treasury Note, 2.00%	5,016,015	0.93%
25,000,000	4/15/2014	United States Treasury Note, 1.25%	25,157,225	4.65%
Total United States Treasury Obligations (cost - $30,157,628)			30,173,240	5.58%

Total investment securities (cost - $501,452,134)			$501,529,496	92.68%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2013 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Oct 13 - Mar 14	1,064		$1,134,073	0.21%
Currencies	Dec-13	2,469		5,898,988	1.09%
Energy	Oct 13 - Feb 14	358		(828,666)	(0.15)%
Interest Rates	Dec 13 - Jun 16	9,409		2,567,802	0.48%
Metals	Nov 13 - Aug 14	194		104,262	0.02%
Stock Indices	Oct 13 - Dec 13	3,537		(1,710,264)	(0.32)%
Treasury Rates	Dec-13	797		214,844	0.04%

Total long futures contracts		17,828		7,381,039	1.37%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 13 - May 14	2,033		1,372,760	0.25%
Currencies	Dec-13	1,673		(2,524,636)	(0.47)%
Energy	Oct 13 - Jan 14	212		578,996	0.11%
Interest Rates	Dec 13 - Sep 16	288		(324,575)	(0.06)%
Metals	Nov 13 - Jan 14	499		617,111	0.12%
Stock Indices	Oct-13	34		14,947	0.00%
Treasury Rates	Dec-13	113		(249,492)	(0.05)%

Total short futures contracts		4,852		(514,889)	(0.10)%

Total futures contracts		22,680		$6,866,150	1.27%

LONG FORWARD CONTRACTS:
Currencies	Oct 13 - Mar 14	$357,310,346	(1)	$3,805,576	0.70%

SHORT FORWARD CONTRACTS:
Currencies`	Oct 13 - Mar 14	$354,729,941	(1)	(1,225,171)	(0.22)%

Total forward currency contracts				$2,580,405	0.48%

(1)	Represents the September 30, 2013 U.S. dollar equivalent of the notional amount bought or sold

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

(1)	Represents the December 31, 2012 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
TRADING GAIN (LOSS)
Gain (loss) on trading of derivatives contracts
Realized	$(10,098,136)	$(2,975,154)	$16,696,202	$(12,959,498)
Change in unrealized	3,348,290	11,070,323	2,522,635	(9,834,106)
Brokerage commissions	(2,187,754)	(3,032,930)	(7,282,370)	(9,357,952)

Gain (loss) from trading futures	(8,937,600)	5,062,239	11,936,467	(32,151,556)

Gain (loss) on trading of securities
Realized	36,801	85,035	156,581	291,819
Change in unrealized	76,504	59,690	(26,411)	(61,543)

Gain (loss) from trading securities	113,305	144,725	130,170	230,276

Gain (loss) on trading of foreign currency
Realized	(14,869)	(140,146)	9,092	(430,567)
Change in unrealized	375,117	136,964	(32,416)	434,814

Gain (loss) from trading foreign currency	360,248	(3,182)	(23,324)	4,247

Total trading gain (loss)	(8,464,047)	5,203,782	12,043,313	(31,917,033)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	139,265	269,256	546,607	796,010

Expenses
Management fee	1,579,815	2,187,852	5,261,065	6,737,893
Advisory fee	1,361,594	1,873,191	4,515,782	5,760,919
Administrative fee	333,412	456,162	1,108,076	1,398,644
Service fees	1,372,691	1,882,824	4,574,634	5,824,641
Incentive fee	13,634	10,989	604,625	18,882
Professional fees	448,672	412,258	1,429,749	1,543,236
Offering expense	15,714	1,200	16,364	24,757
Interest expense	4,729	22,466	11,840	22,466
Other expenses	182,477	151,637	310,819	453,868

Total expenses	5,312,738	6,998,579	17,832,954	21,785,306

Net investment loss	(5,173,473)	(6,729,323)	(17,286,347)	(20,989,296)

NET LOSS	$(13,637,520)	$(1,525,541)	$(5,243,034)	$(52,906,329)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner
Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(382,438)	382,438	-	(2,650,452)	(235,519)	2,885,971	-

Capital additions	121,834,381	966,370	105,815	-	54,893,368	43,131,887	22,736,941	-

Capital withdrawals	(138,227,990)	(8,146,841)	(1,497,330)	-	(50,451,985)	(38,159,841)	(39,971,993)	-

From operations:
Net investment income (loss)	(20,989,296)	(1,390,737)	(196,899)	(409,570)	(11,682,897)	(4,974,729)	(2,334,385)	(79)
Net realized gain (loss) from investments	(22,456,198)	(1,716,618)	(360,075)	(863,166)	(8,832,733)	(6,520,042)	(4,163,467)	(97)
Net change in unrealized gain (loss) from investments	(9,460,835)	(653,408)	(155,530)	(376,894)	(3,756,584)	(2,823,521)	(1,694,857)	(41)
Net (loss) for the nine months ended September 30, 2012	(52,906,329)	(3,760,763)	(712,504)	(1,649,630)	(24,272,214)	(14,318,292)	(8,192,709)	(217)

Balances at September 30, 2012	$750,379,489	$56,289,478	$12,406,833	$30,968,827	$298,188,997	$219,380,180	$133,141,736	$3,438

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(3,039,909)	(1,158)	3,041,067	-

Capital additions	33,444,131	60,024	-	-	20,949,511	8,590,373	3,844,223	-

Capital withdrawals	(185,849,958)	(16,554,708)	(4,377,741)	-	(68,361,057)	(67,715,035)	(28,841,417)	-

From operations:
Net investment income (loss)	(17,286,347)	(1,031,280)	(141,017)	(419,785)	(9,676,980)	(4,203,615)	(1,813,592)	(78)
Net realized gain (loss) from investments	9,579,505	714,924	149,343	347,844	3,495,784	3,075,507	1,796,064	39
Net change in unrealized gain (loss) from investments	2,463,808	125,207	73,813	99,007	1,020,205	773,798	371,767	11
Net income (loss) for the nine months ended September 30, 2013	(5,243,034)	(191,149)	82,139	27,066	(5,160,991)	(354,310)	354,239	(28)

Balances at September 30, 2013	$541,137,524	$34,395,146	$6,988,542	$30,873,886	$221,488,302	$149,706,450	$97,681,812	$3,386

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

The General Partner is controlled by AqGen Liberty Holdings LLC ("AqGen"), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates ("Aquiline"), and by Genstar Capital Management, LLC and its affiliates ("Genstar"), and (ii) certain senior management of the Partnership's general partner and its affiliates.  Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California.  Neither AqGen nor any of its beneficial owners has committed itself to increase or maintain the General Partner's capital or provide any direct or indirect financial support to the General Partner, and the General Partner is not reliant on AqGen, its direct or indirect subsidiaries or its beneficial owners to provide it with operating capital.

B.  Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2013 and December 31, 2012, and reported amounts of income and expenses for the three and nine months ended September 30, 2013 and 2012, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Level 1 - Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that the Partnership has the ability to access at the measurement date;

Level 2 - Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

Level 3 - Prices, inputs or exotic modeling techniques which are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2013 and December 31, 2012 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2013 and December 31, 2012 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2013 and the year ended December 31, 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - RGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

September 30, 2013	Level 1	Level 2	Level 3	Balance as of September 30, 2013
Assets:
Futures contracts (1)	$14,629,803	$-	$-	$14,629,803
Forward currency contracts (1)	-	4,566,679	-	4,566,679
U.S. Government agency
bonds and notes	245,963,964	-	-	245,963,964
Corporate notes	-	225,392,292	-	225,392,292
U.S. Treasury Obligations	30,173,240	-	-	30,173,240

	$290,767,007	$229,958,971	$-	$520,725,978

Liabilities:
Futures contracts (1)	$(7,763,653)	$-	$-	$(7,763,653)
Forward currency contracts (1)	-	(1,986,274)	-	(1,986,274)

	$(7,763,653)	$(1,986,274)	$-	$(9,749,927)

December 31, 2012	Level 1	Level 2	Level 3	Balance as of December 31, 2012
Assets:
Futures contracts (1)	$19,857,707	$-	$-	$19,857,707
Forward currency contracts (1)	-	2,265,792	-	2,265,792
U.S. Government agency
bonds and notes	243,628,693	-	-	243,628,693
Corporate notes	-	257,432,440	-	257,432,440
U.S. Treasury Obligations	129,617,773	-	-	129,617,773

	$393,104,173	$259,698,232	$-	$652,802,405

Liabilities:
Futures contracts (1)	$(13,694,063)	$-	$-	$(13,694,063)
Forward currency contracts (1)	-	(1,505,516)	-	(1,505,516)

	$(13,694,063)	$(1,505,516)	$-	$(15,199,579)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2013 and the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. As of September 30, 2013 and for the nine months period then ended and as of December 31, 2012, and the year then ended there were no Level 3 securities.

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

JPMorgan Chase Bank, N.A. (“Custodian”) is the Partnership’s custodian.  The Partnership has cash deposited with the Custodian.  For cash not held with the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”), the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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

F.  Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the initial margin. Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain/loss on futures contracts. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

G.  Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2013 and December 31, 2012 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013 and December 31, 2012.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized for the nine month period ended September 30, 2013 and for the year ended December 31, 2012.

The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2010.

K.  Reclassifications

Certain amounts in the December 31, 2012 and September 30, 2012 financial statements were reclassified to conform to the 2013 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2013 and 2012.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

A.  General Partner Management Fee (continued)

Total management fees earned by the General Partner, for the three and nine months ended September 30, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2013, administrative fees for Class A Interests were $196,312 and $643,678, respectively and administrative fees for Class B Interests were $137,100 and $464,398, respectively.  For the three and nine months ended September 30, 2012, administrative fees for Class A Interests were $261,506 and $808,788, respectively and administrative fees for Class B Interests were $194,656 and $589,856, respectively.  General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.  Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At September 30, 2013 and December 31, 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $620,960 and $848,875, and service fees payable to Altegris Investments of $63,280 and $77,290, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and nine months ended September 30, 2013 and 2012:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.  Altegris Investments, Inc. and Altegris Futures, L.L.C. (continued)

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Altegris Futures - Brokerage
Commission fees	$2,040,471	$6,858,391	$2,810,902	$8,729,512
Altegris Investments-
Service fees	194,738	636,335	278,677	909,727
Total	$2,235,209	$7,494,726	$3,089,579	$9,639,239

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the three and nine months ended September, 2013 and 2012 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the three and nine months ended September 30, 2013, management fees for Class A Interests were $594,884 and $1,950,537, respectively, management fees for Class B Interests were $415,455 and $1,407,268, respectively, management fees for Original Class B Interests were $19,270 and $68,913, respectively, management fees for Special Interests were $76,936 and $236,103, respectively and management fees for Institutional Interests were $255,049 and $852,961, respectively.  For the three and nine months ended September 30, 2012, management fees for Class A Interests were $792,415 and $2,450,871, respectively, management fees for Class B Interests were $589,845 and $1,787,439, respectively, management fees for Original Class B Interests were $32,375 and $100,821, respectively, management fees for Special Interests were $79,057 and $240,942, respectively and management fees for Institutional Interests were $379,499 and $1,180,846, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the three and nine months ended September 30, 2013, service fees for General Partner’s Interest, were $17 and $52, respectively, service fees for Class A Interests were $1,175,427 and $3,880,663, respectively, service fees for Original Class A Interests were $191,571 and $675,789, respectively and service fees for Institutional Interests were $5,676 and $18,130, respectively.  For the three and nine months ended September 30, 2012, service fees for General Partner’s Interest were $18 and $54, respectively and service fees for Class A Interests were $1,578,070 and $4,862,138, respectively, service fees for Original Class A Interests were $296,642 and $935,321, respectively and service fees for Institutional Interests were $8,094 and $27,128, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests.

NOTE 6 - BROKERAGE COMMISSIONS

The Partnership pays brokerage commissions to the Clearing Broker for clearing trades on its behalf, which are reflected on the Statements of Income (Loss) as Brokerage Commissions. The Partnership pays to its Clearing Broker a monthly brokerage commission equal to the greater of: (1)  actual brokerage commissions, which are based upon trading volume, or (2) a flat rate of 0.125% (1.5% annually) (the "Minimum Amount") of the Partnership's management fee net asset value.
If actual brokerage commissions paid to the Clearing Broker are less than the Minimum Amount, the Partnership will pay to the introducing broker, the difference. However, if actual brokerage commissions are greater than the Minimum Amount, the Partnership only pays the actual brokerage commissions.

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures, options on futures, and forward contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivative contracts at September 30, 2013 and December 31, 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

	September 30, 2013
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$14,629,803	$(7,763,653)	$6,866,150

Forward Currency Contracts	4,566,679	(1,986,274)	2,580,405

Total Gross Fair Value of Derivatives	$19,196,482	$(9,749,927)	$9,446,555

	December 31, 2012
	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts	$19,857,707	$(13,694,063)	$6,163,644

Forward Currency Contracts	2,265,792	(1,505,516)	760,276

Total Gross Fair Value of Derivatives	$22,123,499	$(15,199,579)	$6,923,920

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2013 and 2012.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss).

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

	Three Months Ended September 30, 2013
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(7,453,495)	$98,823	36,945

Forward Currency Contracts	(2,644,641)	3,249,467	$238,411,100,077	(1)
Total gains from derivatives trading	$(10,098,136)	$3,348,290

	Nine Months Ended September 30, 2013
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$23,021,526	$702,506	145,820

Forward Currency Contracts	(6,325,324)	1,820,129	$751,078,506,871	(1)
Total gains from derivatives trading	$16,696,202	$2,522,635

(1)
Represents the U.S. dollar equivalent of the notional amount bought or sold during the three and nine months ended September 30, 2013. The number of contracts closed using average cost for long contracts of 905,381 and 880,871 and short contracts of (883,371) and (846,952) for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(5,118,709)	$11,650,490	48,208

Options on Futures Contracts	87,300	(56,962)	358

Forward Currency Contracts	2,056,255	(523,205)	73,967,333,491	(1)
Total gain (loss) from derivatives trading	$(2,975,154)	$11,070,323

	Nine Months Ended September 30, 2012
	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts	$(9,955,591)	$(9,413,131)	152,477

Options on Futures Contracts	262,765	(55,148)	1,026

Forward Currency Contracts	(3,266,672)	(365,827)	$98,686,608,961	(1)
Total gain (loss) from derivatives trading	$(12,959,498)	$(9,834,106)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

As of September 30, 2013				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	4,566,679	(1,986,274)	2,580,405	-	-	2,580,405
Commodity futures contracts	14,629,803	(7,763,653)	6,866,150	-	-	6,866,150
Total	19,196,482	(9,749,927)	9,446,555	-	-	9,446,555

Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2013				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	(1,986,274)	1,986,274		-	-
Commodity futures contracts	(7,763,653)	7,763,653		-	-
Total	(9,749,927)	9,749,927		-	-

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,265,792	(1,505,516)	760,276	-	-	760,276
Commodity futures contracts	19,857,707	(13,694,063)	6,163,644	-	-	6,163,644
Total	22,123,499	(15,199,579)	6,923,920	-	-	6,923,920

Offsetting the Financial Liabilities and Derivat ive Liabilities

As of December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	(1,505,516)	1,505,516	760,276	-	-	760,276
Commodity futures contracts	(13,694,063)	13,694,063	6,163,644	-	-	6,163,644
Total	(15,199,579)	15,199,579	6,923,920	-	-	6,923,920

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $54,866,261 for 2013 and $71,486,531 for 2012, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2013 and 2012.  This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2013
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(2.01)%	(1.77)%	(1.71)%	(2.46)%	(1.98)%	(1.78)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.01)%	(0.00)%	(0.00)%

Total return after incentive fees	(2.01)%	(1.77)%	(1.71)%	(2.47)%	(1.98)%	(1.78)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.26%	2.25%	1.95%	5.11%	3.12%	2.25%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.26%	2.25%	1.95%	5.11%	3.12%	2.25%

Net investment (loss) (1) (2)	(3.16)%	(2.15)%	(1.85)%	(5.01)%	(3.02)%	(2.15)%

	Nine months ended September 30, 2013
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(0.82)%	(0.08)%	0.11%	(2.17)%	(0.70)%	(0.10)%
Incentive fees	(0.00)%	(0.00)%	(0.02)%	(0.09)%	(0.08)%	(0.06)%

Total return after incentive fees	(0.82)%	(0.08)%	0.09%	(2.26)%	(0.78)%	(0.16)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.19%	2.16%	1.87%	5.05%	3.03%	2.18%
Incentive fees (3)	0.04%	0.03%	0.02%	0.10%	0.11%	0.08%

Total expenses	3.23%	2.19%	1.89%	5.15%	3.14%	2.26%

Net investment (loss) (1) (2)	(3.07)%	(2.05)%	(1.76)%	(4.93)%	(2.91)%	(2.07)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended September 30, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(0.13)%	0.12%	0.18%	(0.59)%	(0.09)%	0.11%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(0.13)%	0.12%	0.18%	(0.59)%	(0.09)%	0.11%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.07%	2.08%	1.80%	4.98%	2.95%	2.15%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.07%	2.08%	1.80%	4.98%	2.95%	2.15%

Net investment (loss) (1) (2)	(2.94)%	(1.94)%	(1.67)%	(4.84)%	(2.82)%	(2.01)%

	Nine months ended September 30, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (4)
Return prior to incentive fees	(5.92)%	(5.24)%	(5.06)%	(7.23)%	(5.83)%	(5.25)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.01)%

Total return after incentive fees	(5.92)%	(5.24)%	(5.06)%	(7.23)%	(5.83)%	(5.26)%

Ratio to average net asset value
Expenses prior to incentive fees (1) (3)	3.07%	2.10%	1.83%	5.01%	2.98%	2.16%
Incentive fees (4)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.07%	2.10%	1.83%	5.01%	2.98%	2.16%

Net investment (loss) (1) (2) (3)	(2.94)%	(1.97)%	(1.71)%	(4.88)%	(2.85)%	(2.03)%

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

From October 1, 2013 through November 14, 2013, the Partnership had subscriptions of $4,069,905 and redemptions of $19,148,848.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian, are invested in liquid, high quality securities.  Through September 30, 2013 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, as of September 30, 2013.

Three Months Ended September 30, 2013

During the third quarter of 2013, the Partnership incurred net realized and unrealized losses of $8,464,047 from its trading activities, net of brokerage commissions of $2,187,754. The Partnership incurred total expenses of $5,312,738, including $1,579,815 in management fees paid to the General Partner, $13,634 in incentive fees, and $1,821,363 in service and professional fees.  The Partnership earned $139,265 in interest income during the third quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2013 is set forth below.

Third Quarter 2013. The Partnership experienced a loss in July 2013. Although futures contracts on US and European equity indices recovered some of their June losses and the Euro rallied, these gains were offset by losses across the portfolio, primarily from a short Japanese Yen position. The Euro rallied to erase its recent losses, but these gains were offset by losses in a short Japanese Yen position. Short gold and copper positions also contributed losses in the metal markets.  The energy sector exhibited a broad rally in the first half of the month, reducing the value of short positions held in heating and crude oil. Corn prices continued to fall resulting in a negative performance contribution from the crops sector.  The Partnership experienced a loss in August 2013.  A sell-off in equities caused losses in futures contracts on stock index positions while precious metal prices rallied leading to further losses in short gold and silver positions. Energy prices rose towards the end of the month benefiting long crude, natural gas and gasoline positions but contributed to a weakening in currencies of oil importing nations, most notably India. Crops provided the strongest sector performance for the Partnership as soybean futures posted their biggest monthly gain for over a year. The Partnership achieved a gain  in September 2013  as precious metal and energy prices gave back some of the associated gains seen in August, profiting  short gold and silver positions but reducing the value of crude holdings. Currencies also performed well with the US dollar losing some interest rate support leading to gains on the Euro, sterling and emerging market currencies.

Three Months Ended September 30, 2012

During the third quarter of 2012, the Partnership incurred net realized and unrealized gains of $5,203,782 from its trading activities, net of brokerage commissions of $3,032,930.  The Partnership incurred total expenses of $6,998,579, including $2,187,852 in management fees paid to the General Partner, $10,989 in incentive fees, and $2,295,082 in service and professional fees.  The Partnership earned $269,256 in interest income during the third quarter of 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2012 is set forth below.

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

Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, the Partnership achieved net realized and unrealized gains of $12,043,313 from its trading activities, net of brokerage commissions of $7,282,370. The Partnership incurred total expenses of $17,832,954, including $5,261,065 in management fees paid to the General Partner, $604,625 in incentive fees, and $6,004,383 in service and professional fees.  The Partnership earned $546,607 in interest income during the nine months ended September 30, 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2013 is set forth below.

Third Quarter 2013. The Partnership experienced a loss in July 2013. Although futures contracts on US and European equity indices recovered some of their June losses and the Euro rallied, these gains were offset by losses across the portfolio, primarily from a short Japanese Yen position. Short gold and copper positions also contributed losses in the metal markets.  The energy sector exhibited a broad rally in the first half of the month, reducing the value of short positions held in heating and crude oil. Corn prices continued to fall resulting in a negative performance contribution from the crops sector.  The Partnership experienced a loss in August 2013.  A sell-off in equities caused losses in futures contracts on stock index positions while precious metal prices rallied leading to further losses in short gold and silver positions. Energy prices rose towards the end of the month benefiting long crude, natural gas and gasoline positions but contributed to a weakening in currencies of oil importing nations, most notably India. Crops provided the strongest sector performance for the Partnership as soybean futures posted their biggest monthly gain for over a year. The Partnership achieved a gain  in September 2013  as precious metal and energy prices gave back some of the associated gains seen in August, profiting  short gold and silver positions but reducing the value of crude holdings. Currencies also performed well with the US dollar losing some interest rate support leading to gains on the Euro, sterling and emerging market currencies.

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

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Partnership incurred net realized and unrealized losses of $31,917,033 from its trading activities, net of brokerage commissions of $9,357,952. The Partnership incurred total expenses of $21,785,306, including $6,737,893 in management fees paid to the General Partner, $18,882 in incentive fees, and $7,367,877 in service and professional fees.  The Partnership earned $796,010 in interest income during the nine months ended September 30, 2012.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2012 is set forth below.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of Partnership as a speculative commodity pool, changes from December 31, 2012 are not material.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2013:

Month	Amount Redeemed
July 31, 2013	$14,152,679
August 31, 2013	$25,444,971
September 30, 2013	$22,422,952

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

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of Winton Futures Fund, L.P. (US), changing the registrant’s name to Altegris Winton Futures Fund, L.P.
3.02	Second Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CALC	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.
***	Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)