Form 10-K
period 2013-12-31
Altegris Winton Futures Fund, L.P.
filed 2014-03-31
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
1200 Prospect Street Suite 400
La Jolla, California 92037
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
[X]

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

Altegris Funds is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of National Futures Association (“NFA”).  Winton Capital Management Limited, a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”).  The Advisor is registered with the CFTC as a Commodity Trading Advisor and is authorized and regulated by the United Kingdom’s Financial Conduct Authority.

On August 30, 2013, Genworth Financial, Inc. (“Genworth”) completed the sale of its wealth management business, including its 100% indirect ownership of the General Partner (the "Transaction").  As a result of the Transaction, the General Partner is now indirectly owned by AqGen Liberty Holdings LLC ("AqGen"), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates ("Aquiline"), and by Genstar Capital Management, LLC and its affiliates ("Genstar"), and (ii) certain senior management of  the General Partner and its affiliates.  Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California.

On August 30, 2013, the General Partner closed its office at 1202 Bergen Parkway Suite 212 Evergreen, Colorado.

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

As of February 28, 2014, the aggregate net asset value of the Interests in the Partnership before redemptions was $483,066,524.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

It is expected that between 5% and 50% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or United States (“U.S.”) Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, Newedge USA, LLC (“Newedge USA”), a futures commission merchant (“FCM”), and available for trading by the Advisor in Commodity Interests on behalf of the Partnership.  Interest on Partnership assets held at Newedge USA in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at Newedge USA could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor.

With respect to Partnership assets not held at Newedge USA as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its affiliate J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances and commercial paper — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or Newedge USA, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs.  Altegris Funds receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum) 0.0625% (0.75%) of all Original Class A Interests, 0.146% (1.75%) of all Original Class B Interests , 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests. The Advisor receives a management fee of 0.083% of the management fee net asset value of the month-end capital account balances of all Interests (1.0% per annum) and 20% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling (0.50% per annum).

Newedge USA paid during 2013 to Altegris Futures a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

Disruption and Stress in Global Markets May Affect Partnership Returns

During 2007-2009, the global financial markets experienced a period of unprecedented disruption and stress.  Markets previously thought to be uncorrelated were shown to be correlated, credit markets in some cases ceased functioning, many markets experienced record levels of volatility and governments have intervened in extraordinary and unpredictable ways, at times on an emergency basis, to the detriment of certain market participants.  There can be no assurance that similar market disruptions will not occur in the future or that the Partnership will be profitable in such market environments or that it will avoid substantial (or total) losses.

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

 ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Employees of the General Partner perform all administrative services for the Partnership from offices located at 1200 Prospect Street, Suite 400, La Jolla, CA 92037.

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

(b)        Holders

As of February 28, 2014 the Partnership had 5,654 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2013:

Month Ended		Amount Redeemed

October 31, 2013		$19,627,253
November 30, 2013		33,697,704
December 31, 2013		24,513,248
	Total	$77,838,205

ITEM 6: SELECTED FINANCIAL DATA

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenue:
Total net realized and unrealized gains (losses)	$57,161,348	$(20,228,979)	$70,122,450	$100,241,515	$(16,644,692)
Interest Income	683,651	1,053,344	1,680,212	3,110,927	3,044,150

Expenses:
Management fee	6,699,659	8,720,244	8,442,954	6,240,462	4,043,734
Advisory fee (1)	5,767,123	7,451,479	7,256,692	5,287,476	3,266,333
Administrative fee	1,408,607	1,817,057	1,663,244	1,166,030	616,020
Service fees	5,868,451	7,538,297	7,456,573	5,849,080	4,014,434
Incentive fee	4,795,781	63,607	11,798,283	14,074,548	546,869
Professional fees	1,831,868	2,233,380	2,172,094	2,097,027	1,169,523
Brokerage commissions	9,288,548	12,092,858	11,985,887	9,080,039	5,636,378
Offering expense (2)	29,529	49,339	125,159	107,717
Interest expense	28,120	36,598	8,896
Other expenses	460,673	479,415	903,153
Net income (loss)	$21,666,640	$(59,657,909)	$19,989,727	$59,450,063	$(32,893,833)

Total assets Total Net Asset Value	$541,021,111	$731,212,047	$865,252,257	$749,532,795	$534,315,805
	$495,513,874	$698,786,385	$819,679,427	$711,205,931	$515,465,776

(1)	In 2008 and 2007, a portion of the Advisory fee was paid from the GP's portion
(2)	Offering expenses were excluded for the fiscal year ended December 31, 2009, and are included in the Statement of Changes in Partners’ Capital for that year.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)        Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid,  high quality securities.  Through December 31, 2013 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by Newedge USA and/or other clearing brokers or counterparties with which the Partnership trades.

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

2013

During 2013, the Partnership achieved net realized and unrealized gains of $47,872,800 from all trading; gains of $47,646,838 from trading of derivatives including brokerage commissions paid of $9,288,548. The Partnership accrued total expenses of $26,889,811, including $4,795,781 in incentive fees, $6,699,659  in management fees paid to the General Partner, and $7,700,319 in service and professional fees. The Partnership earned $683,651 in interest income during 2013. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2013 is set forth below.

Fourth Quarter 2013.  The Partnership achieved gains in October 2013.  Futures contracts on U.S. government bonds added to profits in this sector. U.S. equities markets rallied when the debt ceiling was extended and this momentum was complimented by a moderate U.S. employment report.  Long positions profited as Eurodollar futures continued to move higher.  Futures contracts on world stock markets also closed the month higher, and delivered strong returns for long positions for the portfolio. The currency sector further contributed to profits, with a long position in futures contracts on the Euro making gains. A short position on sugar made losses this month on the back of a major warehouse fire in Brazil. The Partnership achieved gains in November 2013 as a sequence of economic and political events warmed global financial markets through the month.  Long positions in futures contracts on U.S. equities delivered strong performance for the portfolio, complemented by shorts in futures contracts in gold, silver and the Japanese Yen, which fell as equities rallied. Short-term interest rates in the U.S. continued to rise slowly, resulting in further positive contribution. Losses were experienced in the bond futures sector and futures contracts on emerging market currencies which are sensitive to oil price declines.  The soy complex traded strongly, reacting positively to export data and profiting soybean and soymeal holdings. The Partnership achieved gains in December 2013, as equity markets dropped initially before turning positive in reaction to the delay of tapering and the prospect of prolonged record low interest rates. Fixed income markets continued to make no plans for imminent interest rate rises. The Japanese Yen fell further and sugar continued its decline, having formed a significant downward trend since the Brazilian warehouse fire. Gold also continued to fall, with the spot price reaching levels not seen since 2010. Below average temperatures during December and low storage levels were blamed for U.S. natural gas continuing to rise, with prices now back to the levels last seen during the spring.

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

2012

During 2012, the Partnership achieved net realized and unrealized losses of $32,321,837 from all trading; losses of $32,871,279 from trading of derivatives including brokerage commissions paid of $12,092,858. The Partnership accrued total expenses of $28,389,416, including $63,607 in incentive fees, $8,720,244 in management fees paid to the General Partner, and $9,771,677 in service and professional fees. The Partnership earned $1,053,344 in interest income during 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2012 is set forth below.

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

2011

During 2011, the Partnership achieved net realized and unrealized gains of $58,136,563 from all trading: losses of $58,792,665 from trading of derivatives including brokerage commissions paid of $11,985,887.  The Partnership accrued net expenses of $39,827,048, including $11,798,283 in incentive fees, $8,442,954 in management fees paid to the General Partner, and $9,628,667 in service and professional fees.  The Partnership earned $1,680,212 in interest income during 2011.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2011 is set forth below.

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

(e)        Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and foreign currency exchange contracts, both long and short, as of December 31, 2013.

(f)         Critical Accounting Estimates

Altegris Funds believes that the Partnership's most critical accounting estimates relate to the valuation of the Partnership's assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price.  Foreign currency exchange contracts are stated at fair value using spot currency rates provided by Newedge USA, LLC and adjusted for interest rates and other typical adjustment factors. U.S. government agency securities are generally valued based on quoted prices in active markets.  Corporate notes and repurchase agreements are generally valued at fair value, which usually approximates cost, given their short duration from the time of purchase.  Security transactions are recorded on the trade date.  Realized gains and losses from security transactions are determined using the identified cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2013.  During 2013, the Partnership’s average capitalization was $ 584,401,250.

	Fiscal Year 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$4,637,526	0.79%	$6,407,295	$2,207,168
Commodities	$6,377,019	1.09%	$11,012,702	$4,337,218
Currencies	$8,123,308	1.39%	$10,853,130	$6,304,149
Equities	$16,356,697	2.80%	$22,458,663	$8,453,418

Total	$35,494,550	*6.07%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2013.

The VaR for a sector represents the four day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the sum of the VaRs for all market sectors, with an assumed correlation among all sectors equal to one.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31 2012 and the Value at Risk as a percentage of the Partnership’s NAV as of December 31, 2012.

	December 31, 2012
Market Sector	Value at Risk*	Trading % of NAV
Interest Rates	$2,362,335	0.34%
Commodities	$3,106,993	0.45%
Currencies	$16,690,736	2.39%
Equities	$21,157,691	3.03%

Aggregate/Total	$43,317,755	6.2%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector.

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

Interest Rates

Interest rate risk can be a significant market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. Changes in the interest rate environment will have the most impact on longer dated fixed income positions.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2013.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Advisor’s expectation of the risk that such positions will provide, rather than the amount of capital required to fund such positions, and the Advisor’s Diversified Program strives to maintain a diversified portfolio because holding positions in a variety of unrelated markets has been shown, over time, to decrease system volatility.

Each day, the Advisor’s trading systems sets volatility parameters (known as the “instantaneous forecast standard deviation”) for each position held in the portfolio. The purpose of these parameters is to estimate the likely size of a market shift (whether up or down), in much the same way as the futures exchanges estimate the likely market shift when deciding how to set the initial margin for a future or the daily price limits for a market.  The primary determinant of the daily volatility parameters is the amount of leverage or level of gearing used by the Diversified Program. The derivatives positions’ leverage or gearing may be measured in terms of the Diversified Program’s margin-to-equity ratio in respect of its derivatives positions. This ratio is calculated by dividing the amount of margin posted with the futures commission merchant by the value of the portfolio. The Diversified Program’s long-term annualized volatility target is currently approximately 10% . However, it should be noted that the Diversified Program’s instantaneous forecast standard deviation (defined as the instantaneous risk the Advisor expects within the 24 hours following that particular instant) may vary outside these limits. In order to target a given level of long-term risk the instantaneous risk is allowed to fluctuate within a range around the long term risk target. In order to achieve the long-term risk target the correlation between different markets is estimated by the Diversified Program, and is employed in the calculation of the overall level of gearing which is regularly reset, typically on a daily basis.  Additionally, from time to time, the long-term standard deviation (defined as the long term average risk that the Advisor expects over a number of months) may also be above or below these limits, thereby having an impact upon the level of gearing used by the Diversified Program. For example, in the event that exceptional market conditions arise, such as the threat of closure of an exchange or other loss of liquidity, it may be determined to operate the Diversified Program at a lower level of gearing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

The following information presented on a quarterly basis is unaudited.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Fourth Quarter 2013	Third Quarter 2013	Second Quarter 2013	First Quarter 2013
Interest Income:	$137,044	$139,265	$177,218	$230,124
Net realized and unrealized gains (losses):	37,835,665	(6,276,293)	(4,777,918)	30,379,894
Expenses:	11,063,035	7,500,492	8,459,628	9,155,204
Net Income (Loss):	26,909,674	(13,637,520)	(13,060,328)	21,454,814

	Fourth Quarter 2012	Third Quarter 2012	Second Quarter 2012	First Quarter 2012
Interest Income:	$257,334	$269,256	$264,891	$261,863
Net realized and unrealized gains (losses):	2,330,102	8,236,712	(26,204,318)	(4,591,475)
Expenses:	9,339,016	10,031,509	10,465,704	10,646,045
Net Income (Loss):	(6,751,580)	(1,525,541)	(36,405,131)	(14,975,657)

	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011	First Quarter 2011
Interest Income:	$127,414	$340,020	$667,308	$536,574
Net realized and unrealized gains (losses):	2,723,931	60,222,868	(11,972,016)	19,147,667
Expenses:	10,935,044	18,385,937	9,857,376	12,500,523
Net Income (Loss):	(8,083,699)	42,176,951	(21,162,084)	7,183,718

	Fourth Quarter 2010	Third Quarter 2010	Second Quarter 2010	First Quarter 2010
Interest Income:	$548,814	$756,032	$896,747	$909,334
Net realized and unrealized gains (losses):	36,424,317	23,371,677	14,935,975	25,509,546
Expenses:	15,369,957	11,776,437	8,531,099	8,117,169
Net Income (Loss):	21,603,174	12,351,272	7,301,623	18,301,711

	Fourth Quarter 2009	Third Quarter 2009	Second Quarter 2009	First Quarter 2009
Interest Income:	$919,961	$913,735	$783,711	$426,743
Net realized and unrealized gains (losses):	4,637,055	8,639,551	(24,002,697)	(5,918,601)
Expenses:	6,192,491	5,610,900	4,610,094	2,879,806
Net Income (Loss):	(635,475)	3,942,386	(27,829,080)	(8,371,664)

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting was effective.

(c)        Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by Altegris Funds (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris).  Altegris Funds is indirectly owned by AqGen, an entity owned and controlled by (i) private equity funds managed by Aquiline, and by Genstar, and (ii) certain senior management of  the General Partner and its affiliates.  Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California.  Altegris Funds directors and executive officers are Jack L. Rivkin, Jon C. Sundt, Matthew C. Osborne, and Kenneth I. McGuire.

Jack L. Rivkin (born 1940) became the Chief Investment Officer, an Executive Vice President and a director of Altegris Funds in January 2014.  Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of Altegris Advisors (December 2013 to present).  Mr. Rivkin has served as a manager and Executive Vice President of Altegris Services and Altegris Futures (January 2014 to present).  Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of Altegris Clearing Solutions (January 2014 to present).  Mr. Rivkin has served as an Executive Vice President of Altegris Holdings (January 2014 to present).  Mr. Rivkin is responsible for general management and oversight of each of the Altegris companies for which he serves as Executive Vice President.  For each company for which he serves as Chief Investment Officer, Mr. Rivkin provides leadership, vision and oversight over the investment management and research process.  Mr. Rivkin became a principal of Altegris Funds in January 2014 and is also registered with the CFTC and is a member of the NFA as a principal for the following affiliates of Altegris Funds: (a) Clearing Solutions as principal (January 2014 to present), (b) Altegris Futures as principal (January 2014 to present); and (c) Advisors as a principal (January 2014 to present).  During the past five years, prior to joining Altegris, Mr. Rivkin was CEO of JL Rivkin & Associates, Inc. a firm engaged in the management of existing private and public equity portfolios (January 2002 to December 2013).  Mr. Rivkin earned his Professional Engineering degree from the Colorado School of Mines and his MBA from the Harvard Graduate School of Business Administration.

Jon C. Sundt (born 1961) is the President, CEO and a director of Altegris Funds.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of Altegris Funds, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Advisors, L.L.C. (Advisors), an affiliate of Altegris Funds and an SEC-registered investment adviser (February 2010 to present); (3) a manager and the President and CEO of Altegris Futures, L.L.C. (Altegris Futures), an IB and an affiliate of Altegris Funds (September 2010 to present); (4) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of Altegris Funds (December 2008 to present); (5) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of Altegris Funds (May 2010 to present); and (6) the President and CEO of Altegris Holdings, a holding company which directly owns Altegris Funds, Altegris, Advisors, Altegris Futures, Clearing Solutions and Services (October 2012 to present).  Mr. Sundt became a principal of Altegris Funds in July 2002.   Mr. Sundt attended the University of California, San Diego.

Matthew C. Osborne (born 1964) has served as a director of Altegris Funds since July 2002.  He has also served as a Vice President of Altegris Funds (July 2002 to January 2011), and currently serves as Executive Vice President (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Advisors (February 2010 to present); (3) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (4) a manager and Executive Vice President of Services (February 2010 to present); (5) a manager and Executive Vice President of Altegris Futures (September 2010 to present); and (6) Executive Vice President of Altegris Holdings (October 2012 to present).

Kenneth I. McGuire (born 1958) is the Chief Operating Officer and a director of Altegris Funds.  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to August 2013), and Services (May 2010 to present).  Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings.  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009).  Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

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

None.

(vi)       Promoters and Control Persons

Not Applicable.

(b)        Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

(c)        Code of Ethics

The Partnership has no employees, officers or directors and is managed by Altegris Funds.  Altegris Funds has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Funds, 1200 Prospect Street, Suite 400, La Jolla, CA  92037.

(d)        Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees.  None of the principals, officers, or employees of Altegris Funds or Altegris receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of Altegris Funds, the General Partner of the Partnership, are compensated by Altegris and/or an affiliate in respect of their respective positions with such entities.  Altegris Funds receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests 0.0625% (0.75%) of all Original Class A Interests, 0.146% (1.75%) of all Original Class B Interests, 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests.  Altegris Funds also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

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

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership or Altegris Funds.  As of August 30, 2013, Altegris Funds is indirectly owned by AqGen, an entity owned and controlled by (i) private equity funds managed by Aquiline and by Genstar, and (ii) certain senior management of  the General Partner and its affiliates.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by Altegris Funds, which has delegated discretionary authority over the Partnership’s trading to the Advisor.  As of February 28, 2014, Altegris Funds’ general partner interest in the Partnership was valued at $2,846,508 which constituted less than 0.001% of the Partnership’s total assets.  As of February 28, 2014, the following directors and executive officers of Altegris Funds owned Interests in the Partnership:  Jon C. Sundt and Richard Pfister.  The direct and indirect holding of Interests of each director and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with Altegris Funds or its affiliates other than in respect of the services and payment of fees therefore described above in Item 1.

The Partnership paid to Altegris Funds monthly management fees totaling $6,699,659 for the year ended December 31, 2013.  The Partnership paid to Altegris Funds administrative fees totaling $1,408,607 for the year ended December 31, 2013.

The Partnership paid to Altegris monthly continuing compensation of $825,963 for the year ended December 31, 2013.  Altegris Futures, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., Newedge USA) the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at Newedge USA, equal to $1,165,714 for the year ended December 31, 2013.  In addition, Altegris Futures, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2013 the Partnership paid monthly brokerage charges of $7,577,139.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2012 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2013.

FEE CATEGORY	2013	2012

Audit Fees	$43,000	$39,000
Audit-Related Fees	47,000	43,500
Tax Fees	$134,620	$122,000
All Other Fees	-	-

TOTAL FEES	$224,620	$204,500

Audit Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K. Audit-related fees consist of fees paid to Ernst & Young, LLP for review of financial statements included in the quarterly reports on Form 10-Q.

Tax Fees consist of fees paid to Ernst & Young LLP for professional services rendered in connection with tax compliance and Partnership income tax return filings.

The board of directors of Altegris Funds pre-approves the engagement of the Partnership’s auditor for all services to be provided by the auditor.

a.	Jon C. Sundt
b.	Matthew C. Osborne
c.	Kenneth I. McGuire
d.	Jack L. Rivkin

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

Dated: March 31, 2014	ALTEGRIS WINTON FUTURES FUND, L.P.
	By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.

	By:	/s/ Matthew C. Osborne
	Name:	Matthew C. Osborne
	Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Jon C. Sundt	President, Chief Executive Officer, Director	March 31, 2014
Jon C. Sundt	(principal executive officer)
(principal financial officer)

/s/ Jack L. Rivkin	Executive Vice President, Chief Investment	March 31, 2014
Jack L. Rivkin	Officer, Director

/s/ Matthew C. Osborne	Executive Vice President, Director	March 31, 2014
Matthew C. Osborne

/s/ Kenneth I. McGuire	Executive Vice President , Chief Operating	March 31, 2014
Kenneth I. McGuire	Officer, Director
(principal accounting officer)

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the directors of Altegris Portfolio Management, Inc.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 9
Statements of Income (Loss)	10
Statements of Changes in Partners’ Capital (Net Asset Value)	11
Notes to Financial Statements	12 – 30

ALTEGRIS WINTON FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2013, 2012 and 2011 is accurate and complete.

By: /s/ Kenneth I. McGuire
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 4069 www.ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris Winton Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income (loss), statements of changes in partners’ capital and financial highlights for each of the three years then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position, including the condensed schedules of investments, of Altegris Winton Futures Fund, L.P. at December 31, 2013 and 2012, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years then ended, in conformity with U.S. generally accepted accounting principles.

March 24, 2014

A member firm of Ernst & Young Global Limited

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2013 and DECEMBER 31, 2012

	2013	2012
ASSETS
Equity in commodity broker account
Cash	$-	$9,403,079
Restricted cash	33,798,434	45,787,120
Restricted foreign currency (cost - $15,777,359 and $25,438,704)	15,867,408	25,699,411
Unrealized gain on open commodity futures contracts	16,363,656	6,163,644
Unrealized gain on open forward contracts	187,782	760,276

	66,217,280	87,813,530

Cash	11,866,529	12,199,355
Investment securities at value
(cost - $462,592,799 and $630,575,133)	462,621,851	630,678,906
Interest receivable	315,451	520,256

Total assets	$541,021,111	$731,212,047

LIABILITIES
Equity in commodity broker account
Cash	$7,361,117	$-
Foreign currency (proceeds - $3,104,684 and $2,457,289)	3,122,404	2,482,473

	10,483,521	2,482,473

Redemptions payable	24,714,657	21,374,037
Incentive fee payable	4,191,156	44,725
Subscriptions received in advance	3,604,011	4,896,705
Commissions payable	629,796	891,812
Management fee payable	466,800	644,223
Service fees payable	422,953	566,110
Advisory fee payable	406,433	549,194
Administrative fee payable	96,775	136,032
Other liabilities	491,135	840,351

Total liabilities	45,507,237	32,425,662

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,561	3,414
Limited Partners	495,510,313	698,782,971

Total partners' capital (Net Asset Value)	495,513,874	698,786,385

Total liabilities and partners' capital	$541,021,111	$731,212,047

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$26,094,000	1/2/2014	Federal Farm Credit Bank Disc Note, 0.01%*	$26,093,993	5.27%
7,400,000	1/9/2014	Federal Farm Credit Bank Disc Note, 0.02%*	7,399,970	1.49%
31,300,000	1/17/2014	Federal Farm Credit Bank, 0.14%	31,300,375	6.32%
10,000,000	1/2/2014	Federal Home Loan Bank Disc Note, 0.06%*	10,000,000	2.02%
14,000,000	2/20/2014	Federal Home Loan Bank, 0.13%	14,000,000	2.82%
15,000,000	3/28/2014	Federal Home Loan Bank, 0.13%	15,001,425	3.03%
21,200,000	4/1/2014	Federal Home Loan Bank, 0.13%	21,202,608	4.28%
7,300,000	4/2/2014	Federal Home Loan Bank, 0.13%	7,298,905	1.47%
15,000,000	6/2/2014	Federal Home Loan Bank, 0.13%	14,999,325	3.03%
15,000,000	7/24/2014	Federal Home Loan Bank, 0.18%	15,003,360	3.03%
5,000,000	9/12/2014	Federal Home Loan Bank, 0.16%	5,001,605	1.01%
17,000,000	9/18/2014	Federal Home Loan Bank, 0.17%	17,000,510	3.43%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.18%	999,527	0.20%
20,000,000	11/20/2014	Federal Home Loan Bank, 0.14%	19,997,360	4.03%
8,000,000	8/14/2014	Federal Home Loan Mortgage Corporation, 0.15%	8,004,720	1.62%
20,000,000	8/27/2014	Federal Home Loan Mortgage Corporation, 0.11%	20,116,300	4.06%
Total U.S. Government Agency Bonds and Notes (cost - $233,393,834)			233,419,983	47.11%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$16,000,000	1/10/2014	Albion Capital LLC, 0.10%	$15,998,413	3.23%
13,900,000	1/3/2014	Banco del Estado de Chile, 0.16%	13,900,000	2.80%
10,350,000	1/17/2014	Coca-Cola Company, 0.05%	10,349,482	2.09%
9,200,000	1/16/2014	IBM Corporation, 0.02%	9,199,617	1.86%
13,900,000	1/16/2014	Liberty Street Funding LLC, 0.13%	13,898,378	2.80%
22,000,000	1/2/2014	National Australian Bank, 0.01%	21,999,988	4.44%
9,150,000	1/15/2014	NetJets Inc., 0.08%	9,149,695	1.85%
11,400,000	1/8/2014	Norinchukin Bank, 0.16%	11,400,000	2.30%
13,900,000	1/2/2014	Sumitomo Mitsui Banking Corporation, 0.18%	13,899,985	2.81%
13,700,000	1/15/2014	Sumitomo Mitsui Trust Bank, Limited, 0.18%	13,700,000	2.76%
16,000,000	1/6/2014	Wal-Mart Stores, Inc., 0.02%	15,999,600	3.23%
12,600,000	1/17/2014	Working Capital Mmanagement, 0.11%	12,598,320	2.54%
Total Corporate Notes (cost - $162,093,493)			162,093,478	32.71%

U.S. Treasury Obligations
$22,000,000	1/2/2014	United States Treasury Bill, 0.00%	22,000,000	4.44%
20,000,000	2/15/2014	United States Treasury Note, 0.18%	20,027,340	4.04%
25,000,000	4/15/2014	United States Treasury Note, 0.14%	25,081,050	5.06%
Total United States Treasury Obligations (cost - $67,105,472)			67,108,390	13.54%

Total investment securities (cost - $462,592,799)			$462,621,851	93.36%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 14 - May 14	883		$(460,341)	(0.09)%
Currencies	Mar-14	2,672		1,711,481	0.35%
Energy	Jan 14 - May 14	384		295,692	0.06%
Interest Rates	Feb 14 - Dec 16	9,849		(2,137,600)	(0.43)%
Metals	Jan 14 - Dec 14	344		18,237	0.00%
Stock Indices	Jan 14 - Mar 14	4,375		12,032,616	2.43%
Treasury Rates	Mar-14	568		(548,047)	(0.11)%

Total long futures contracts		19,075		10,912,038	2.21%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 14 - May 14	1,880		1,937,715	0.39%
Currencies	Mar-14	1,981		2,136,408	0.43%
Energy	Jan 14 - Mar 14	163		(334,529)	(0.07)%
Interest Rates	Mar 14 - Dec 16	669		77,972	0.02%
Metals	Jan 14 - Apr 14	605		1,391,804	0.28%
Stock Indices	Jan-14	22		(1,565)	0.00%
Treasury Rates	Mar-14	189		243,813	0.05%

Total short futures contracts		5,509		5,451,618	1.10%

Total futures contracts		24,584		$16,363,656	3.31%

LONG FORWARD CONTRACTS:
Currencies	Jan 14 - Jun 14	$291,034,431	(1)	$686,943	0.14%

SHORT FORWARD CONTRACTS:
Currencies`	Jan 14 - Jun 14	$289,637,660	(1)	(499,161)	(0.10)%

Total forward currency contracts				$187,782	0.04%

(1)	Represents the December 31, 2013 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$9,997,000	1/2/2013	Federal Farm Credit Bank Disc Note, 0.10%*	$9,996,997	1.43%
15,000,000	4/15/2013	Federal Farm Credit Bank, 0.85%	15,030,885	2.15%
5,000,000	5/2/2013	Federal Farm Credit Bank, 0.75%	5,010,160	0.72%
1,000,000	11/20/2013	Federal Farm Credit Bank, 0.20%	1,000,176	0.14%
22,000,000	1/16/2013	Federal Home Loan Bank Disc Note, 0.02%*	21,999,824	3.15%
25,500,000	1/10/2013	Federal Home Loan Bank, 0.18%	25,500,280	3.65%
15,400,000	1/29/2013	Federal Home Loan Bank, 0.38%	15,402,834	2.20%
29,000,000	2/8/2013	Federal Home Loan Bank, 0.16%	29,000,870	4.15%
25,000,000	10/18/2013	Federal Home Loan Bank, 0.19%	25,001,975	3.58%
1,000,000	11/15/2013	Federal Home Loan Bank, 0.29%	1,000,955	0.14%
8,026,000	1/7/2013	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	8,025,976	1.15%
2,000,000	1/4/2013	Federal National Mortgage Association Disc Note, 0.01%*	1,999,998	0.29%
14,500,000	2/22/2013	Federal National Mortgage Association, 1.75%	14,532,596	2.08%
15,000,000	2/26/2013	Federal National Mortgage Association, 0.75%	15,013,935	2.15%
30,000,000	5/7/2013	Federal National Mortgage Association, 1.75%	30,163,380	4.32%
6,000,000	8/20/2013	Federal National Mortgage Association, 1.25%	6,039,468	0.86%
3,000,000	9/23/2013	Federal National Mortgage Association, 1.00%	3,017,376	0.43%
15,800,000	12/18/2013	Federal National Mortgage Association, 0.75%	15,891,008	2.27%

Total U.S. Government Agency Bonds and Notes (cost - $243,557,622)			243,628,693	34.86%

*	The rate reported is the effective yield at time of purchase.

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

(1)	Represents the December 31, 2012 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$47,307,868	$(10,350,618)	$76,690,402
Change in unrealized	9,627,518	(10,427,803)	(5,911,850)
Brokerage commissions	(9,288,548)	(12,092,858)	(11,985,887)

Gain (loss) from trading
derivatives contracts	47,646,838	(32,871,279)	58,792,665

Gain (loss) on trading of securities
Realized	186,643	372,638	845,767
Change in unrealized	(74,721)	(59,221)	82,896

Gain (loss) from trading securities	111,922	313,417	928,663

Gain (loss) on trading of foreign currency
Realized	277,234	(263,174)	(1,192,020)
Change in unrealized	(163,194)	499,199	(392,745)

Gain (loss) from trading foreign currency	114,040	236,025	(1,584,765)

Total trading gains (losses)	47,872,800	(32,321,837)	58,136,563

NET INVESTMENT INCOME (LOSS)
Income
Interest income	683,651	1,053,344	1,680,212

Expenses
Management fee	6,699,659	8,720,244	8,442,954
Service fees	5,868,451	7,538,297	7,456,573
Advisory fee	5,767,123	7,451,479	7,256,692
Incentive fee	4,795,781	63,607	11,798,283
Professional fees	1,831,868	2,233,380	2,172,094
Administrative fee	1,408,607	1,817,057	1,663,244
Offering expense	29,529	49,339	125,159
Interest expense	28,120	36,598	8,896
Other expenses	460,673	479,415	903,153

Total expenses	26,889,811	28,389,416	39,827,048

Net investment (loss)	(26,206,160)	(27,336,072)	(38,146,836)

NET INCOME (LOSS)	$21,666,640	$(59,657,909)	$19,989,727

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2010	$711,205,931	$75,747,158	$14,507,884	$26,383,495	$262,403,465	$176,520,052	$155,640,330	$3,547

Transfers	-	(27,436)	27,436	-	(1,762,895)	(409,651)	2,172,546	-

Capital additions	229,701,224	-	-	5,000,000	101,778,037	67,815,420	55,107,767	-

Capital withdrawals	(141,217,455)	(10,273,421)	(985,133)	-	(44,735,329)	(21,390,884)	(63,832,688)	-

From operations:
Net investment income (loss)	(38,146,836)	(3,224,177)	(485,955)	(879,853)	(18,645,077)	(8,684,876)	(6,226,740)	(158)
Net realized gain (loss) from investments	64,358,262	6,082,064	1,186,215	2,195,402	23,601,015	16,263,652	15,029,619	295
Net change in unrealized gain (loss) from investments	(6,221,699)	(691,038)	(122,033)	(80,587)	(1,968,936)	(1,151,768)	(2,207,308)	(29)
Net income for the year
ended December 31, 2011	19,989,727	2,166,849	578,227	1,234,962	2,987,002	6,427,008	6,595,571	108

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(726,023)	382,438	-	(2,683,371)	(119,727)	3,146,683	-

Capital additions	140,860,269	966,370	105,815	-	65,254,756	50,686,387	23,846,941	-

Capital withdrawals	(202,095,402)	(12,550,672)	(2,553,644)	-	(78,159,434)	(54,428,008)	(54,403,644)	-

From operations:
Net investment income (loss)	(27,336,072)	(1,790,344)	(257,370)	(544,642)	(15,220,287)	(6,538,002)	(2,985,323)	(104)
Net realized gain (loss) from investments	(22,334,012)	(1,703,378)	(357,656)	(844,982)	(8,836,008)	(6,453,816)	(4,138,077)	(95)
Net change in unrealized gain (loss) from investments	(9,987,825)	(728,124)	(163,853)	(382,013)	(3,925,188)	(2,922,199)	(1,866,406)	(42)
Net loss for the year
ended December 31, 2012	(59,657,909)	(4,221,846)	(778,879)	(1,771,637)	(27,981,483)	(15,914,017)	(8,989,806)	(241)

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(3,842,102)	801,035	3,041,067	-

Capital additions	38,749,012	60,024	-	222,000	24,067,834	9,837,426	4,561,728	-

Capital withdrawals	(263,688,163)	(19,315,117)	(5,914,205)	-	(98,638,225)	(99,891,414)	(39,929,202)	-

From operations:
Net investment income (loss)	(26,206,160)	(1,566,813)	(225,760)	(822,956)	(14,096,197)	(6,379,422)	(3,114,880)	(132)
Net realized gain (loss) from\ investments	38,483,197	2,605,581	500,701	2,133,350	15,429,777	10,687,892	7,125,662	234
Net change in unrealized gain (loss) from investments	9,389,603	521,088	165,174	403,160	3,815,638	2,913,936	1,570,562	45
Net income for the year
ended December 31, 2013	21,666,640	1,559,856	440,115	1,713,554	5,149,218	7,222,406	5,581,344	147

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2013 and 2012, and reported amounts of income and expenses for the years ended December 31, 2013, 2012 and 2011.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2013 and 2012 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2013 and 2012 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2013 and 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2013 and 2012:

				Balance as of
December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Futures contracts (1)	$21,739,925	$-	$-	$21,739,925
Forward currency contracts (1)	-	2,042,925	-	2,042,925
U.S. Government agency
bonds and notes	233,419,983	-	-	233,419,983
Corporate notes	-	162,093,478	-	162,093,478
U.S. Treasury Obligations	67,108,390	-	-	67,108,390
	$322,268,298	$164,136,403	$-	$486,404,701

Liabilities:
Futures contracts (1)	$(5,376,263)	$-	$-	$(5,376,263)
Forward currency contracts (1)	-	(1,855,143)	-	(1,855,143)
	$(5,376,263)	$(1,855,143)	$-	$(7,231,406)

				Balance as of
December 31, 2012	Level 1	Level 2	Level 3	December 31, 2012
Assets:
Futures contracts (1)	$19,857,710	$-	$-	$19,857,710
Forward currency contracts (1)	-	2,265,792	-	2,265,792
U.S. Government agency
bonds and notes	243,628,693	-	-	243,628,693
Corporate notes	-	257,432,440	-	257,432,440
U.S. Treasury Obligations	129,617,773	-	-	129,617,773
	$393,104,176	$259,698,232	$-	$652,802,408

Liabilities:
Futures contracts (1)	$(13,694,066)	$-	$-	$(13,694,066)
Forward currency contracts (1)	-	(1,505,516)	-	(1,505,516)
	$(13,694,066)	$(1,505,516)	$-	$(15,199,582)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2013 and 2012, there were no Level 3 securities.

D.	Investment Transactions and Investment Income

Security transactions are recorded on the trade date for financial reporting purposes.  Realized gains and losses from security transactions are determined using the specific identification cost method. Change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss).  Brokerage commissions and other trading fees are reflected as an adjustment to cost or proceeds at the time of the transaction. Interest income is recorded on an accrual basis.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2013 and 2012 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2013 and 2012 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 and 2012.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2013, 2012 and 2011.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.  Reclassifications

Certain amounts in the 2012 and 2011 financial statements were reclassified to conform to the 2013 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2013, 2012 and 2011.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.0625% (0.50% to 0.75% annually) for Special Interests of the Partnership's management fee net asset value.  The General Partner receives a monthly management fee from the Partnership equal to 0.104%

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

Total management fees earned by the General Partner, for the years ended December 31, 2013, 2012 and 2011 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2013, 2012 and 2011, administrative fees for Class A Interests were $825,341, $1,048,576 and $989,400, respectively and administrative fees for Class B Interests were $583,266, $768,481 and $673,844, respectively.  General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership’s introducing broker.  Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.  At December 31, 2013 and 2012, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $602,699 and $848,875, and service fees payable to Altegris Investments of $62,886 and $77,290, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the years ended December 31, 2013, 2012 and 2011:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C. (continued)

	Year ended	Year ended	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Altegris Futures - Brokerage
Commission fees	$8,742,853	$11,320,181	$11,243,205
Altegris Investments- Service fees	825,963	1,149,600	1,307,330
Total	$9,568,816	$12,469,781	$12,550,535

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 -  ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the years ended December 31, 2013, 2012 and 2011 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the years ended December 31, 2013, 2012 and 2011 management fees for Class A Interests were $2,501,029, $3,177,503 and $2,998,188, respectively, management fees for Class B Interests were $1,767,472, $2,328,729 and $2,041,901, respectively, management fees for Original Class B Interests were $85,413, $130,719 and $143,280, respectively, management fees for Special Interests were $315,663, $317,184 and $278,558, respectively and management fees for Institutional Interests were $1,097,546, $1,497,344 and $1,794,765, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the years ended December 31, 2013, 2012 and 2011 service fees for General Partner’s Interest, were $70, $71 and $73, respectively, service fees for Class A Interests were $4,994,432, $6,304,842 and $5,952,154, respectively, service fees for Original Class A Interests were $850,225, $1,199,154 and $1,474,379, respectively and service fees for Institutional Interests were $23,724, $34,230 and $29,967, respectively.  Class B, Original Class B and Special Interests did not get charged the service fees.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES (CONTINUED)

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

The following presents the fair value of derivative contracts at December 31, 2013 and 2012.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2013

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$2,192,246	$(714,872)	$1,477,374
Currencies	3,919,970	(72,081)	3,847,889
Energy	402,001	(440,838)	(38,837)
Interest Rates	980,354	(3,039,982)	(2,059,628)
Metals	1,968,925	(558,884)	1,410,041
Stock Indices	12,032,616	(1,565)	12,031,051
Treasury Rates	243,813	(548,047)	(304,234)
	$21,739,925	$(5,376,269)	$16,363,656
Forward Currency Contracts	$2,042,925	$(1,855,143)	$187,782
Total Gross Fair Value of Derivatives Contracts	$23,782,850	$(7,231,412)	$16,551,438

December 31, 2012

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$754,852	$(1,208,754)	$(453,902)
Currencies	10,042,239	(1,742,320)	8,299,919
Energy	516,978	(1,043,758)	(526,780)
Interest Rates	3,688,706	(1,906,421)	1,782,285
Metals	149,627	(5,086,643)	(4,937,016)
Stock Indices	4,665,441	(1,806,724)	2,858,717
Swapnote Future	-	-	-
Treasury Rates	39,867	(899,446)	(859,579)
	$19,857,710	$(13,694,066)	$6,163,644
Forward Currency Contracts	$2,265,792	$(1,505,516)	$760,276
Total Gross Fair Value of Derivatives Contracts	$22,123,502	$(15,199,582)	$6,923,920

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2013, 2012 and 2011.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year Ended December 31, 2013

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$8,520,125	$1,931,276
Currencies	19,944,966	(4,452,030)
Energy	(11,721,625)	487,943
Interest Rates	(17,259,411)	(3,841,913)
Metals	6,156,092	6,347,057
Stock Indices	56,218,415	9,172,334
Treasury Rates	(10,919,057)	555,345
	$50,939,505	$10,200,012	180,308
Forward Currency Contracts	$(3,619,150)	$(572,494)	$960,719,322,833	(1)
Total gain (loss) from derivatives contracts	$47,320,355	$9,627,518

Year Ended December 31, 2012

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(10,896,031)	$932,474
Currencies	(18,329,967)	(481,489)
Energy	(15,167,175)	(1,648,915)
Interest Rates	40,624,631	(5,881,488)
Metals	(13,677,916)	(2,603,011)
Stock Indices	1,184,942	2,068,792
Swapnote Future	10,037	(2,535)
Treasury Rates	8,844,892	(3,405,235)
	$(7,406,587)	$(11,021,407)	222,906
Options on Futures Contracts
Stock Indices	$336,250	$(31,198)
	$336,250	$(31,198)	1,420
Forward Currency Contracts	$(3,281,728)	$624,802	$212,342,185,003	(1)
Total gain (loss) from derivatives contracts	$(10,352,065)	$(10,427,803)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year Ended December 31, 2011

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$8,065,280	$(8,803,866)
Currencies	(1,295,577)	1,811,991
Energy	385,278	(516,382)
Interest Rates	35,269,418	8,373,085
Metals	26,535,311	(8,517,903)
Stock Indices	(17,425,069)	(1,013,039)
Swapnote Future	33,387	2,535
Treasury Rates	25,180,446	2,897,593
	$76,748,474	$(5,765,986)	144,248
Options on Futures Contracts
Stock Indices	$338,167	$25,523
	$338,167	$25,523	3,123
Forward Currency Contracts	$(383,853)	$(171,387)	$12,098,305,181	(1)
Total gain (loss) from derivatives contracts	$76,702,788	$(5,911,850)

(1)
Represents the U.S. dollar equivalent of the notional amount bought or sold during the years ended December 31, 2013, 2012 and 2011. The number of contracts closed using average cost for long contracts of 890,635, 1,276,262 and 568,198 and short contracts of (938,097), (1,659,259) and (936,689) for the years ended December 31, 2013, 2012 and 2011.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	2,042,925	(1,855,143)	187,782	-	-	187,782
Commodity futures contracts	21,739,925	(5,376,269)	16,363,656	-	-	16,363,656
Total	23,782,850	(7,231,412)	16,551,438	-	-	16,551,438

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(1,855,143)	1,855,143	-	-	-	-
Commodity futures contracts	(5,376,269)	5,376,269	-	-	-	-
Total	(7,231,412)	7,231,412	-	-	-	-

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	2,265,792	(1,505,516)	760,276	-	-	760,276
Commodity futures contracts	19,857,710	(13,694,066)	6,163,644	-	-	6,163,644
Total	22,123,502	(15,199,582)	6,923,920	-	-	6,923,920

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(1,505,516)	1,505,516	-	-	-	-
Commodity futures contracts	(13,694,066)	13,694,066	-	-	-	-
Total	(15,199,582)	15,199,582	-	-	-	-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $49,665,842 for 2013 and $71,486,531 for 2012, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2013, 2012 and 2011.  This information has been derived from information presented in the financial statements.

	December 31, 2013
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	5.09%	6.14%	6.40%	3.19%	5.26%	6.11%
Incentive fees	(0.80)%	(0.81)%	(0.85)%	(0.86)%	(0.87)%	(0.88)%

Total return after incentive fees	4.29%	5.33%	5.55%	2.33%	4.39%	5.23%

Ratio to average net asset value
Expenses prior to incentive fees	3.18%	2.18%	1.88%	5.07%	3.04%	2.19%
Incentive fees	0.68%	0.64%	0.83%	0.80%	0.78%	0.81%

Total expenses	3.86%	2.82%	2.71%	5.87%	3.82%	3.00%

Net investment (loss) (1)	(3.07)%	(2.07)%	(1.77)%	(4.95)%	(2.93)%	(2.08)%

	December 31, 2012
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(6.58)%	(5.67)%	(5.43)%	(8.30)%	(6.46)%	(5.69)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.01)%	(0.01)%	(0.01)%

Total return after incentive fees	(6.58)%	(5.67)%	(5.43)%	(8.31)%	(6.47)%	(5.70)%

Ratio to average net asset value
Expenses prior to incentive fees	3.10%	2.13%	1.85%	5.03%	3.00%	2.17%
Incentive fees	0.00%	0.00%	0.00%	0.01%	0.01%	0.01%

Total expenses	3.10%	2.13%	1.85%	5.04%	3.01%	2.18%

Net investment (loss) (1)	(2.96)%	(1.99)%	(1.72)%	(4.90)%	(2.87)%	(2.04)%

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

From January 1, 2014 through March 24, 2014, the Partnership had subscriptions of $6,829,008 and redemptions of $29,686,788.