Form 10-Q
period 2014-03-31
Altegris Winton Futures Fund, L.P.
filed 2014-05-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2014 (Unaudited) and DECEMBER 31, 2013 (Audited)

	2014	2013
ASSETS
Equity in commodity broker account
Cash	$680,175	$-
Restricted cash	35,742,546	33,798,434
Restricted foreign currency (cost - $14,340,454 and $15,777,359)	14,415,106	15,867,408
Unrealized gain on open commodity futures contracts	6,960,875	16,363,656
Unrealized gain on open forward contracts	1,717,402	187,782

	59,516,104	66,217,280

Cash	10,262,912	11,866,529
Investment securities at value
(cost - $402,940,782 and $462,592,799)	402,976,181	462,621,851
Interest receivable	324,500	315,451

Total assets	$473,079,697	$541,021,111

LIABILITIES
Equity in commodity broker account
Cash	$-	$7,361,117
Foreign currency (proceeds - $1,989,656 and $3,104,684)	2,000,013	3,122,404

	2,000,013	10,483,521

Redemptions payable	12,547,731	24,714,657
Subscriptions received in advance	2,431,029	3,604,011
Commissions payable	587,291	629,796
Management fee payable	418,163	466,800
Service fees payable	382,028	422,953
Advisory fee payable	365,853	406,433
Administrative fee payable	86,589	96,775
Incentive fee payable	5,476	4,191,156
Other liabilities	433,070	491,135

Total liabilities	19,257,243	45,507,237

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,515	3,561
Limited Partners	453,818,939	495,510,313

Total partners' capital (Net Asset Value)	453,822,454	495,513,874

Total liabilities and partners' capital	$473,079,697	$541,021,111

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2014 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$25,000,000	4/1/2014	Federal Farm Credit Bank Disc Note, 0.01%*	$25,000,000	5.51%
6,050,000	4/1/2014	Federal Home Loan Bank Disc Note, 0.00%*	6,050,000	1.33%
16,000,000	4/2/2014	Federal Home Loan Bank Disc Note, 0.02%*	15,999,984	3.53%
15,000,000	4/4/2014	Federal Home Loan Bank Disc Note, 0.03%*	14,999,955	3.30%
21,200,000	4/1/2014	Federal Home Loan Bank, 0.17%	21,200,000	4.67%
7,300,000	4/2/2014	Federal Home Loan Bank, 0.06%	7,299,992	1.61%
15,000,000	6/2/2014	Federal Home Loan Bank, 0.11%	15,000,630	3.31%
15,000,000	7/24/2014	Federal Home Loan Bank, 0.19%	15,005,565	3.31%
5,000,000	9/12/2014	Federal Home Loan Bank, 0.21%	5,002,585	1.10%
17,000,000	9/18/2014	Federal Home Loan Bank, 0.17%	17,005,610	3.75%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.13%	999,981	0.22%
20,000,000	11/20/2014	Federal Home Loan Bank, 0.13%	20,004,160	4.41%
12,000,000	1/16/2015	Federal Home Loan Bank, 0.25%	12,010,440	2.65%
12,000,000	3/20/2015	Federal Home Loan Bank, 0.13%	11,992,812	2.64%
8,000,000	8/14/2014	Federal Home Loan Mortgage Corporation, 0.25%	8,004,416	1.76%
20,000,000	8/27/2014	Federal Home Loan Mortgage Corporation, 1.00%	20,074,100	4.42%
12,100,000	6/4/2014	Federal National Mortgage Association Disc Note, 0.03%*	12,099,359	2.67%
Total U.S. Government Agency Bonds and Notes (cost - $227,713,100)			227,749,589	50.19%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2014 (Unaudited)

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$12,000,000	4/25/2014	Bank of Montreal, 0.10%	$12,000,000	2.64%
14,100,000	4/7/2014	General Electric Co., 0.05%*	14,099,863	3.11%
12,000,000	4/22/2014	Norinchukin Bank, 0.21%	12,000,468	2.64%
14,300,000	4/4/2014	Sumitomo Mitsui Banking Corp., 0.16%	14,299,957	3.15%
14,100,000	4/21/2014	Sumitomo Mitsui Trust Bank, Ltd., 0.09%	14,099,906	3.11%
11,600,000	4/15/2014	Toyota Motor Credit Corporation, 0.05%*	11,599,436	2.56%
Total Corporate Notes (cost - $78,099,673)			78,099,630	17.21%

U.S. Treasury Obligations
$16,500,000	4/3/2014	United States Treasury Bill, 0.01%*	16,499,984	3.64%
14,300,000	4/10/2014	United States Treasury Bill, 0.08%*	14,299,929	3.15%
19,300,000	4/17/2014	United States Treasury Bill, 0.03%*	19,299,768	4.25%
35,000,000	4/15/2014	United States Treasury Note, 1.25%	35,013,685	7.71%
12,000,000	5/15/2014	United States Treasury Note, 1.00%	12,013,596	2.65%
Total United States Treasury Obligations (cost - $97,128,009)			97,126,962	21.40%

Total investment securities (cost - $402,940,782)			$402,976,181	88.80%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2014 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 14 - Sep 14	1,999		$4,656,672	1.03%
Currencies	Jun-14	2,922		(756,908)	(0.17)%
Energy	Apr 14 - Jun 14	473		(421,470)	(0.09)%
Interest Rates	May 14 - Mar 17	9,624		1,152,097	0.25%
Metals	May 14 - Feb 15	176		(8,167)	0.00%
Stock Indices	Apr 14 - Jun 14	3,312		2,794,604	0.62%
Treasury Rates	Jun-14	1,379		(555,266)	(0.12)%

Total long futures contracts		19,885		6,861,562	1.52%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 14 - Sep 14	328		(467,122)	(0.10)%
Currencies	Jun-14	1,532		(204,196)	(0.04)%
Energy	Apr 14 - Jun 14	133		61,674	0.01%
Interest Rates	Jun 14 - Mar 17	465		(22,107)	0.00%
Metals	May 14 - Jul 14	327		1,055,109	0.23%
Stock Indices	Apr 14 - Jun 14	155		(324,045)	(0.07)%

Total short futures contracts		2,940		99,313	0.03%

Total futures contracts		22,825		$6,960,875	1.55%

LONG FORWARD CONTRACTS:
Currencies	Apr 14 - Sep 14	$247,912,259	(1)	$1,349,948	0.30%

SHORT FORWARD CONTRACTS:
Currencies	Apr 14 - Sep 14	$246,194,858	(1)	367,454	0.08%

Total forward currency contracts				$1,717,402	0.38%

(1)	Represents the March 31, 2014 notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013 (Audited)

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
DECEMBER 31, 2013 (Audited)

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013 (Audited)

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 14 - May 14	883		$(460,341)	(0.09)%
Currencies	Mar-14	2,672		1,711,481	0.35%
Energy	Jan 14 - May 14	384		295,692	0.06%
Interest Rates	Feb 14 - Dec 16	9,849		(2,137,600)	(0.43)%
Metals	Jan 14 - Dec 14	344		18,237	0.00%
Stock Indices	Jan 14 - Mar 14	4,375		12,032,616	2.43%
Treasury Rates	Mar-14	568		(548,047)	(0.11)%

Total long futures contracts		19,075		10,912,038	2.21%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 14 - May 14	1,880		1,937,715	0.39%
Currencies	Mar-14	1,981		2,136,408	0.43%
Energy	Jan 14 - Mar 14	163		(334,529)	(0.07)%
Interest Rates	Mar 14 - Dec 16	669		77,972	0.02%
Metals	Jan 14 - Apr 14	605		1,391,804	0.28%
Stock Indices	Jan-14	22		(1,565)	0.00%
Treasury Rates	Mar-14	189		243,813	0.05%

Total short futures contracts		5,509		5,451,618	1.10%

Total futures contracts		24,584		$16,363,656	3.31%

LONG FORWARD CONTRACTS:
Currencies	Jan 14 - Jun 14	$291,034,431	(1)	$686,943	0.14%

SHORT FORWARD CONTRACTS:
Currencies	Jan 14 - Jun 14	$289,637,660	(1)	(499,161)	(0.10)%

Total forward currency contracts				$187,782	0.04%

(1)	Represents the December 31, 2013 notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	2014	2013
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$6,803,005	$32,273,457
Change in unrealized	(7,873,161)	(1,558,448)
Brokerage commissions	(1,801,901)	(2,609,493)

Gain (loss) from trading derivatives contracts	(2,872,057)	28,105,516

Gain (loss) on trading of securities
Realized	19,546	68,580
Change in unrealized	6,347	(45,338)

Gain (loss) from trading securities	25,893	23,242

Gain (loss) on trading of foreign currency
Realized	11,314	149,852
Change in unrealized	(8,034)	(508,209)

Gain (loss) from trading foreign currency	3,280	(358,357)

Total trading gains (losses)	(2,842,884)	27,770,401

NET INVESTMENT INCOME (LOSS)
Income
Interest income	109,064	230,124

Expenses
Management fee	1,282,183	1,886,376
Service fees	1,148,909	1,641,577
Advisory fee	1,122,273	1,614,578
Professional fees	386,529	498,529
Administrative fee	264,914	396,764
Incentive fee	5,475	400,060
Interest expense	5,053	3,236
Other expenses	136,310	104,591

Total expenses	4,351,646	6,545,711

Net investment (loss)	(4,242,582)	(6,315,587)

NET INCOME (LOSS)	$(7,085,466)	$21,454,814

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(1,774,231)	(1,033,387)	2,807,618	-

Capital additions	12,271,088	-	-	-	7,141,805	3,929,283	1,200,000	-

Capital withdrawals	(65,803,958)	(4,726,523)	(2,216,477)	-	(23,745,432)	(23,922,924)	(11,192,602)	-

From operations:
Net investment income (loss)	(6,315,587)	(373,574)	(52,874)	(139,186)	(3,498,902)	(1,580,686)	(670,339)	(26)
Net realized gain (loss) from investments (net of brokerage commissions)	29,882,396	2,109,220	414,528	1,391,793	11,777,418	8,831,719	5,357,564	154
Net change in unrealized gain (loss) from investments	(2,111,995)	(114,072)	7,517	(145,486)	(780,784)	(619,832)	(459,322)	(16)
Net income for the three months ended March 31, 2013	21,454,814	1,621,574	369,171	1,107,121	7,497,732	6,631,201	4,227,903	112

Balances at March 31, 2013	$666,708,329	$47,976,030	$9,436,838	$31,953,941	$266,220,622	$194,790,753	$116,326,619	$3,526

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	-	-	-	(217,101)	(652,040)	80,189	788,952	-

Capital additions	6,927,543	-	-	-	5,279,686	578,007	1,069,850	-

Capital withdrawals	(41,533,497)	(4,121,873)	(651,789)	-	(15,632,647)	(12,523,755)	(8,603,433)	-

From operations:
Net investment income (loss)	(4,242,582)	(242,811)	(29,121)	(149,453)	(2,461,311)	(883,772)	(476,088)	(26)
Net realized gain (loss) from investments (net of brokerage commissions)	5,031,964	315,829	56,701	352,849	2,128,916	1,267,489	910,142	38
Net change in unrealized gain (loss) from investments	(7,874,848)	(506,966)	(89,610)	(532,074)	(3,269,152)	(2,053,587)	(1,423,401)	(58)
Net loss for the three months ended March 31, 2014	(7,085,466)	(433,948)	(62,030)	(328,678)	(3,601,547)	(1,669,870)	(989,347)	(46)

Balances at March 31, 2014	$453,822,454	$28,829,921	$5,096,235	$32,236,595	$189,230,925	$113,620,604	$84,804,659	$3,515

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2014 and December 31, 2013, and reported amounts of income and expenses for the three months ended March 31, 2014 and 2013, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2014 or December 31, 2013 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2014 or December 31, 2013 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the period ended March 31, 2014 and the year ended December 31, 2013.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2014 and December 31, 2013:

March 31, 2014	Level 1	Level 2	Level 3	Balance as of March 31, 2014
Assets:
Futures contracts (1)	$13,074,340	$-	$-	$13,074,340
Forward currency contracts (1)	-	3,035,457	-	3,035,457
U.S. Government agency
bonds and notes	227,749,589	-	-	227,749,589
Corporate notes	-	78,099,630	-	78,099,630
U.S. Treasury Obligations	97,126,962	-	-	97,126,962
	$337,950,891	$81,135,087	$-	$419,085,978

Liabilities:
Futures contracts (1)	$(6,113,465)	$-	$-	$(6,113,465)
Forward currency contracts (1)	-	(1,318,055)	-	(1,318,055)
	$(6,113,465)	$(1,318,055)	$-	$(7,431,520)

December 31, 2013	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets:
Futures contracts (1)	$21,739,925	$-	$-	$21,739,925
Forward currency contracts (1)	-	2,042,925	-	2,042,925
U.S. Government agency
bonds and notes	233,419,983	-	-	233,419,983
Corporate notes	-	162,093,478	-	162,093,478
U.S. Treasury Obligations	67,108,390	-	-	67,108,390
	$322,268,298	$164,136,403	$-	$486,404,701

Liabilities:
Futures contracts (1)	$(5,376,269)	$-	$-	$(5,376,269)
Forward currency contracts (1)	-	(1,855,143)	-	(1,855,143)
	$(5,376,269)	$(1,855,143)	$-	$(7,231,412)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the period ended March 31, 2014 and the year ended December 31, 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2014 and the year ended December 31, 2013, there were no Level 3 securities.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014 and December 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the three months ended March 31, 2014 and for the year ended December 31, 2013.

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
The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months March 31, 2014 and 2013.

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

Total management fees earned by the General Partner, for the three months ended March 31, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2014, administrative fees for Class A and Class B Interests were $165,346 and $99,568, respectively.  For the three months ended March 31, 2013, administrative fees for Class A and Class B Interests were $226,892 and $169,872, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At March 31, 2014 and December 31, 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $450,340 and $482,292, and service fees payable to Altegris Investments of $57,308 and $62,886, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Altegris Futures - Brokerage Commission fees	$1,452,256	$2,089,929
Altegris Investments- Service fees	174,414	225,002
Total	$1,626,670	$2,314,931

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the three months ended March 31, 2014 and 2013 are shown on the Statements of Income (Loss) as Incentive Fee.

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the three months ended March 31, 2014, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $501,049, $301,721, $13,878, $80,798 and $224,827 respectively.  For the three months ended March 31, 2013, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $687,552, $514,763, $26,727, $78,113 and $307,423 respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the three months ended March 31, 2014, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $18, $988,612, $156,067 and $4,212, respectively.  For the three months ended March 31, 2013, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $17, $1,383,551, $252,062 and $5,947, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at March 31, 2014 and December 31, 2013.  The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

March 31, 2014
Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$5,058,483	$(868,933)	$4,189,550
Currencies	857,030	(1,818,134)	(961,104)
Energy	133,498	(493,294)	(359,796)
Interest Rates	2,108,469	(978,479)	1,129,990
Metals	1,246,575	(199,633)	1,046,942
Stock Indices	3,461,691	(991,132)	2,470,559
Treasury Rates	208,594	(763,860)	(555,266)
	$13,074,340	$(6,113,465)	$6,960,875
Forward Currency Contracts	$3,035,457	$(1,318,055)	$1,717,402
Total Gross Fair Value of Derivatives Contracts	$16,109,797	$(7,431,520)	$8,678,277

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended March 31, 2014

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(722,954)	$2,712,176
Currencies	4,934,610	(4,808,993)
Energy	593,364	(320,959)
Interest Rates	5,240,223	3,189,618
Metals	(3,521,557)	(363,099)
Stock Indices	3,187,697	(9,560,492)
Treasury Rates	(1,047,937)	(251,032)
	$8,663,446	$(9,402,781)	38,403
Forward Currency Contracts	$(1,860,441)	$1,529,620	$272,879,310,418	(1)
Total gain (loss) from derivatives contracts	$6,803,005	$(7,873,161)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended March 31, 2013

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(410,778)	$3,475,679
Currencies	26,917,334	(11,999,828)
Energy	(1,841,677)	1,717,064
Interest Rates	(3,167,929)	1,804,273
Metals	(6,761,659)	5,031,025
Stock Indices	21,043,604	(1,937,129)
Treasury Rates	(3,863,673)	1,601,188
	$31,915,222	$(307,728)	50,380
Forward Currency Contracts	$358,235	$(1,250,720)	$221,019,338,308	(1)
Total gain (loss) from derivatives contracts	$32,273,457	$(1,558,448)

(1)
Represents the notional amount bought or sold during the three months ended March 31,2014 and 2013. The number of contracts closed using average cost for long contracts of 717,523 and 924,899 and short contracts of (682,956) and (957,804) for the three months ended March 31, 2014 and 2013.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2014

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	3,035,457	(1,318,055)	1,717,402	-	-	1,717,402
Commodity futures contracts	13,074,340	(6,113,465)	6,960,875	-	-	6,960,875
Total	16,109,797	(7,431,520)	8,678,277	-	-	8,678,277

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2014

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,318,055)	1,318,055	-	-	-	-
Commodity futures contracts	(6,113,465)	6,113,465	-	-	-	-
Total	(7,431,520)	7,431,520	-	-	-	-

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,042,925	(1,855,143)	187,782	-	-	187,782
Commodity futures contracts	21,739,925	(5,376,269)	16,363,656	-	-	16,363,656
Total	23,782,850	(7,231,412)	16,551,438	-	-	16,551,438

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,855,143)	1,855,143	-	-	-	-
Commodity futures contracts	(5,376,269)	5,376,269	-	-	-	-
Total	(7,231,412)	7,231,412	-	-	-	-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $50,157,652 for 2014 and $49,665,842 for 2013, respectively.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2014 and 2013.  This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2014
	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.30)%	(1.05)%	(0.99)%	(1.75)%	(1.26)%	(1.06)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.30)%	(1.05)%	(0.99)%	(1.75)%	(1.26)%	(1.06)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.24%	2.23%	1.94%	5.09%	3.07%	2.25%
Incentive fees (3)	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%

Total expenses	3.24%	2.23%	1.94%	5.10%	3.07%	2.25%

Net investment (loss) (1) (2)	(3.14)%	(2.14)%	(1.85)%	(5.01)%	(2.97)%	(2.16)%

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended March 31, 2013
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

From April 1, 2014 through May 15, 2014, the Partnership had subscriptions of $5,495,842 and redemptions of $11,754,270.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through March 31, 2014 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2014

During the first quarter of 2014, the Partnership achieved net realized and unrealized losses of $2,842,884 from its trading activities, net of brokerage commissions of $1,801,901.  The Partnership accrued total expenses of $4,351,646, including $1,282,183 in management fees paid to the General Partner, and $1,535,438 in service and professional fees.  The Partnership earned $109,064 in interest income during the first quarter of 2014.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2014 is set forth below.

First Quarter 2014.  The Partnership experienced a loss in January 2014. The markets focused on events in China, specifically the “shadow banking industry” and the possibility of the first ever Chinese trust bankruptcy. A last minute bailout plan allowed investors to get their principal back, but speculation remained about the potential for a Chinese credit crisis. Escalating political tension most notably in Ukraine, Turkey and Thailand increased pressure on emerging markets, and towards the end of the month the Partnership’s trading in futures contracts in Ruble, Rand and global equity indices contributed to losses.  The Partnership achieved gains in its trading of futures contracts in the Canadian dollar. The Partnership achieved a gain in February 2014. Global equity markets rallied through February, reversing losses experienced in January with major indices revisiting record highs and adding value to the Partnership’s positions in futures in global equity indices. Mother nature had a significant influence on market performance during the month. The Partnership’s short position in coffee futures experienced losses. Overly precipitous weather in the soybean producing regions of Brazil reduced the quality of maturing crops and benefitted the Partnership’s long futures position as prices rose.  Livestock values also moved higher which benefitted the Partnership’s futures position in this sector, particularly hogs. The Partnership experienced a loss in March 2014. At the forefront of investors’ minds through March were the events in the Crimean Peninsula. Russia reclaimed Crimea following a referendum which the Ukrainian parliament claimed was unconstitutional and that the United States and the European Union considered to be illegal. The resultant threat of international sanctions against Russia and the simmering geopolitical tension led to a volatile month for global markets. China’s first onshore corporate bond default added to negative sentiment with data that pointed to a third consecutive monthly decline in manufacturing growth.  Markets were further destabilized when the U.S. FOMC revised their projected Fed Funds targets, signaling increased conviction for more rapid monetary policy tightening once initiated. These events contributed to the Partnership’s losses across index futures, U.S. fixed income and short U.S. dollar positions.  The Partnership achieved gains in its short position in silver futures and in futures in the livestock sector.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, as of March 31, 2014.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2013 are not material.

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

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings.

None.

Item 1A:  Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 31, 2014.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2014:

Month	Amount Redeemed
January 31, 2014	$14,203,934
February 28, 2014	$15,482,854
March 31, 2014	$11,846,710

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

Dated: May 15, 2014

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)