Form 10-Q
period 2014-06-30
Altegris Winton Futures Fund, L.P.
filed 2014-08-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]  No  [   ]

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2014 (Unaudited) and DECEMBER 31, 2013 (Audited)
_______________

	2014	2013
ASSETS
Equity in commodity broker account
Restricted cash	$38,358,318	$33,798,434
Restricted foreign currency (cost - $18,427,723 and $15,777,359)	18,560,325	15,867,408
Unrealized gain on open commodity futures contracts	7,981,159	16,363,656
Unrealized gain on open forward contracts	31,870	187,782

	64,931,672	66,217,280

Cash	18,682,967	11,866,529
Investment securities at value
(cost - $376,908,432 and $462,592,799)	376,923,100	462,621,851
Interest receivable	432,488	315,451

Total assets	$460,970,227	$541,021,111

LIABILITIES
Equity in commodity broker account
Cash	$1,605,315	$7,361,117
Foreign currency (proceeds - $4,253,951 and $3,104,684)	4,284,562	3,122,404

	5,889,877	10,483,521

Redemptions payable	45,086,502	24,714,657
Subscriptions received in advance	1,610,068	3,604,011
Commissions payable	572,888	629,796
Management fee payable	398,653	466,800
Service fees payable	366,433	422,953
Advisory fee payable	353,094	406,433
Administrative fee payable	80,836	96,775
Incentive fee payable	3,719,987	4,191,156
Other liabilities	416,848	491,135

Total liabilities	58,495,186	45,507,237

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,623	3,561
Limited Partners	402,471,418	495,510,313

Total partners' capital (Net Asset Value)	402,475,041	495,513,874

Total liabilities and partners' capital	$460,970,227	$541,021,111

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2014 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$27,950,000	7/1/2014	Federal Farm Credit Bank Disc Note, 0.01%*	$27,950,000	6.94%
5,000,000	7/2/2014	Federal Farm Credit Bank Disc Note, 0.02%*	4,999,995	1.24%
12,000,000	7/11/2014	Federal Home Loan Bank Disc Note, 0.03%*	11,999,904	2.98%
5,000,000	7/18/2014	Federal Home Loan Bank Disc Note, 0.03%*	4,999,930	1.24%
15,000,000	7/24/2014	Federal Home Loan Bank, 0.08%*	15,001,095	3.73%
5,000,000	9/12/2014	Federal Home Loan Bank, 0.08%*	5,001,410	1.24%
17,000,000	9/18/2014	Federal Home Loan Bank, 0.08%*	17,003,570	4.22%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.10%*	1,000,091	0.25%
20,000,000	11/20/2014	Federal Home Loan Bank, 0.10%*	20,001,720	4.97%
12,000,000	1/16/2015	Federal Home Loan Bank, 0.12%*	12,008,628	2.98%
12,000,000	3/20/2015	Federal Home Loan Bank, 0.21%*	11,992,956	2.98%
8,000,000	8/14/2014	Federal Home Loan Mortgage Corporation, 0.08%*	8,001,736	1.99%
20,000,000	8/27/2014	Federal Home Loan Mortgage Corporation, 0.12%*	20,028,460	4.98%
9,400,000	4/17/2015	Federal Home Loan Mortgage Corporation, 0.14%*	9,427,344	2.34%
55,000,000	7/2/2014	Federal National Mortgage Association Disc Note, 0.05%*	54,999,945	13.67%
20,000,000	3/16/2015	Federal National Mortgage Association, 0.13%*	20,034,180	4.98%
15,000,000	7/2/2015	Federal National Mortgage Association, 0.18%*	15,048,585	3.74%
Total U.S. Government Agency Bonds and Notes (cost - $259,483,789)			259,499,549	64.47%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2014 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$10,600,000	7/17/2014	Albion Capital Corporation, 0.11%*	$10,598,634	2.63%
11,100,000	7/10/2014	Apple Inc., 0.07%*	11,099,584	2.76%
11,300,000	7/3/2014	Bank of Montreal, 0.08%*	11,300,000	2.81%
7,500,000	7/9/2014	Danaher Corporation, 0.10%*	7,499,375	1.86%
17,000,000	7/1/2014	General Electric Company, 0.06%*	16,999,971	4.23%
11,500,000	7/25/2014	Norinchukin Bank, 0.16%*	11,500,000	2.86%
12,150,000	7/3/2014	Sumitomo Mitsui Banking Corp., 0.18%*	12,150,000	3.02%
10,000,000	7/23/2014	Sumitomo Mitsui Trust Bank, Ltd., 0.18%*	10,000,000	2.48%
11,200,000	7/15/2014	Working Capital Management Co. L.P., 0.13%*	11,198,647	2.78%
Total Corporate Notes (cost - $102,346,211)			102,346,211	25.43%

U.S. Treasury Obligations
$15,000,000	8/15/2014	United States Treasury Note, 0.21%*	15,077,340	3.75%
Total United States Treasury Obligations (cost - $15,078,432)			15,077,340	3.75%

Total investment securities (cost - $376,908,432)			$376,923,100	93.65%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2014 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 14 - Mar 15	1,721		$(1,105,008)	(0.28)%
Currencies	Sep-14	2,741		3,418,589	0.85%
Energy	Jul 14 - Nov 14	744		87,936	0.02%
Interest Rates	Aug 14 - Jun 17	11,008		7,036,049	1.75%
Metals	Jul 14 - Apr 15	449		652,044	0.16%
Stock Indices	Jul 14 - Sep 14	4,267		911,359	0.23%
Treasury Rates	Sep-14	2,857		407,873	0.10%

Total long futures contracts		23,787		11,408,842	2.83%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 14 - Feb 15	313		57,821	0.01%
Currencies	Sep-14	761		(1,145,756)	(0.28)%
Energy	Jul 14 - Sep 14	99		4,342	0.00%
Interest Rates	Sep 14 - Jun 17	321		(4,825)	0.00%
Metals	Jul 14 - Sep 14	587		(2,330,037)	(0.58)%
Stock Indices	Jul 14 - Sep 14	12		(9,228)	0.00%

Total short futures contracts		2,093		(3,427,683)	(0.85)%

Total futures contracts		25,880		$7,981,159	1.98%

LONG FORWARD CONTRACTS:
Currencies	Jul 14 - Dec 14	$265,533,145	(1)	$429,592	0.11%

SHORT FORWARD CONTRACTS:
Currencies	Jul 14 - Dec 14	$265,501,276	(1)	(397,722)	(0.10)%

Total forward currency contracts				$31,870	0.01%

(1)	Represents the June 30, 2014 notional amount bought or sold.

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2013 (Audited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 14 - May 14	883		$(460,341)	(0.09)%
Currencies	Mar-14	2,672		1,711,481	0.35%
Energy	Jan 14 - May 14	384		295,692	0.06%
Interest Rates	Feb 14 - Dec 16	9,849		(2,137,600)	(0.43)%
Metals	Jan 14 - Dec 14	344		18,237	0.00%
Stock Indices	Jan 14 - Mar 14	4,375		12,032,616	2.43%
Treasury Rates	Mar-14	568		(548,047)	(0.11)%

Total long futures contracts		19,075		10,912,038	2.21%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 14 - May 14	1,880		1,937,715	0.39%
Currencies	Mar-14	1,981		2,136,408	0.43%
Energy	Jan 14 - Mar 14	163		(334,529)	(0.07)%
Interest Rates	Mar 14 - Dec 16	669		77,972	0.02%
Metals	Jan 14 - Apr 14	605		1,391,804	0.28%
Stock Indices	Jan-14	22		(1,565)	0.00%
Treasury Rates	Mar-14	189		243,813	0.05%

Total short futures contracts		5,509		5,451,618	1.10%

Total futures contracts		24,584		$16,363,656	3.31%

LONG FORWARD CONTRACTS:
Currencies	Jan 14 - Jun 14	$291,034,431	(1)	$686,943	0.14%

SHORT FORWARD CONTRACTS:
Currencies	Jan 14 - Jun 14	$289,637,660	(1)	(499,161)	(0.10)%

Total forward currency contracts				$187,782	0.04%

(1)	Represents the December 31, 2013 notional amount bought or sold.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
TRADING GAIN (LOSS)
Gain (loss) on trading of
derivatives contracts
Realized	$23,365,168	$(5,479,119)	$30,168,173	$26,794,338
Change in unrealized	(665,248)	732,793	(8,538,409)	(825,655)
Brokerage commissions	(1,703,514)	(2,485,123)	(3,505,415)	(5,094,616)

Gain (loss) from trading futures	20,996,406	(7,231,449)	18,124,349	20,874,067

Gain (loss) on trading of securities
Realized	10,512	51,200	30,058	119,780
Change in unrealized	(20,731)	(57,577)	(14,384)	(102,915)

Gain (loss) from trading securities	(10,219)	(6,377)	15,674	16,865

Gain (loss) on trading of foreign currency
Realized	44,458	(125,891)	55,772	23,961
Change in unrealized	37,696	100,676	29,662	(407,533)

Gain (loss) from trading foreign currency	82,154	(25,215)	85,434	(383,572)

Total trading gain (loss)	21,068,341	(7,263,041)	18,225,457	20,507,360

NET INVESTMENT INCOME (LOSS)
Income
Interest income	98,192	177,218	207,256	407,342

Expenses
Management fee	1,204,925	1,794,874	2,487,108	3,681,250
Service fees	1,093,851	1,560,366	2,242,760	3,201,943
Advisory fee	1,065,052	1,539,610	2,187,325	3,154,188
Professional fees	362,901	482,548	749,430	981,077
Administrative fee	246,656	377,900	511,570	774,664
Incentive fee	3,719,986	190,931	3,725,461	590,991
Interest expense	14,063	3,875	19,116	7,111
Other expenses	87,389	24,401	223,699	128,992

Total expenses	7,794,823	5,974,505	12,146,469	12,520,216

Net investment loss	(7,696,631)	(5,797,287)	(11,939,213)	(12,112,874)

NET INCOME (LOSS)	$13,371,710	$(13,060,328)	$6,286,244	$8,394,486

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(2,454,930)	(586,137)	3,041,067	-

Capital additions	26,214,380	60,024	-	-	16,485,467	6,578,889	3,090,000	-

Capital withdrawals	(123,829,356)	(9,654,667)	(3,359,405)	-	(44,007,310)	(44,519,872)	(22,288,102)	-

From operations:
Net investment income (loss)	(12,112,874)	(733,353)	(100,520)	(277,184)	(6,751,610)	(2,981,658)	(1,268,498)	(51)
Net realized gain (loss) from investments
(net of brokerage commissions)	21,843,463	1,550,696	310,465	985,930	8,501,793	6,568,173	3,926,297	109
Net change in unrealized gain (loss) from investments	(1,336,103)	(31,689)	21,454	(144,517)	(515,749)	(300,049)	(365,537)	(16)
Net income for the six months
ended June 30, 2013	8,394,486	785,654	231,399	564,229	1,234,434	3,286,466	2,292,262	42

Balances at June 30, 2013	$609,565,895	$42,271,990	$8,156,138	$31,411,049	$248,358,409	$173,945,926	$105,418,927	$3,456

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	-	-	-	(217,101)	(699,807)	127,956	788,952	-

Capital additions	13,958,807	-	-	-	7,681,848	1,130,954	5,146,005	-

Capital withdrawals	(113,283,884)	(8,057,988)	(844,620)	(33,328,245)	(31,947,896)	(28,184,644)	(10,920,491)	-

From operations:
Net investment income (loss)	(11,939,213)	(692,982)	(97,500)	(565,752)	(6,324,595)	(2,592,608)	(1,665,694)	(82)
Net realized gain (loss) from investments
(net of brokerage commissions)	26,748,588	1,652,043	303,876	1,949,650	11,173,924	6,430,044	5,238,839	212
Net change in unrealized gain (loss) from investments	(8,523,131)	(523,379)	(100,090)	(620,926)	(3,561,647)	(2,046,490)	(1,670,531)	(68)
Net income for the six months
ended June 30, 2014	6,286,244	435,682	106,286	762,972	1,287,682	1,790,946	1,902,614	62

Balances at June 30, 2014	$402,475,041	$25,763,436	$5,071,720	$-	$180,159,300	$102,021,245	$89,455,717	$3,623

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

B.  Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2014 and December 31, 2013, and reported amounts of income and expenses for the three and six months ended June 30, 2014 and 2013, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2014 or December 31, 2013 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2014 or December 31, 2013 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the period ended June 30, 2014 and the year ended December 31, 2013.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

				Balance as of
June 30, 2014	Level 1	Level 2	Level 3	June 30, 2014
Assets:
Futures contracts (1)	$16,240,950	$-	$-	$16,240,950
Forward currency contracts (1)	-	1,645,476	-	1,645,476
U.S. Government agency
bonds and notes	259,499,549	-	-	259,499,549
Corporate notes	-	102,346,211	-	102,346,211
U.S. Treasury Obligations	15,077,340	-	-	15,077,340

	$290,817,839	$103,991,687	$-	$394,809,526

Liabilities:
Futures contracts (1)	$(8,259,791)	$-	$-	$(8,259,791)
Forward currency contracts (1)	-	(1,613,606)	-	(1,613,606)

	$(8,259,791)	$(1,613,606)	$-	$(9,873,397)

				Balance as of
December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Futures contracts (1)	$21,739,925	$-	$-	$21,739,925
Forward currency contracts (1)	-	2,042,925	-	2,042,925
U.S. Government agency
bonds and notes	233,419,983	-	-	233,419,983
Corporate notes	-	162,093,478	-	162,093,478
U.S. Treasury Obligations	67,108,390	-	-	67,108,390

	$322,268,298	$164,136,403	$-	$486,404,701

Liabilities:
Futures contracts (1)	$(5,376,269)	$-	$-	$(5,376,269)
Forward currency contracts (1)	-	(1,855,143)	-	(1,855,143)

	$(5,376,269)	$(1,855,143)	$-	$(7,231,412)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2014 and the year ended December 31, 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2014 and the year ended December 31, 2013, there were no Level 3 securities.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

G.  Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

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

I.  Cash

Restricted cash is held as maintenance margin deposits for futures contracts.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014 and December 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the six months ended June 30, 2014 and for the year ended December 31, 2013.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2014 and 2013.

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

Total management fees earned by the General Partner, for the three and six months ended June 30, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.  Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2014, administrative fees for Class A Interests were $155,895 and $321,241, respectively and administrative fees for Class B Interests were $90,761 and $190,329, respectively.  For the three and six months ended June 30, 2013, administrative fees for Class A Interests were $220,474 and $447,366, respectively and administrative fees for Class B Interests were $157,426 and $327,298, respectively.  General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.  Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary. At June 30, 2014 and December 31, 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $417,608 and $482,292, and service fees payable to Altegris Investments of $54,397 and $62,886, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and six months ended June 30, 2014 and 2013:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Altegris Futures - Brokerage
Commission fees	$1,349,544	$2,801,800	$2,068,791	$4,158,719
Altegris Investments- Service fees	164,620	339,034	216,595	441,597
Total	$1,514,164	$3,140,834	$2,285,386	$4,600,316

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the three and six months ended June, 2014 and 2013 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the three and six months ended June 30, 2014, management fees for Class A Interests were $472,409 and $973,458, respectively, management fees for Class B Interests were $275,033 and $576,754, respectively, management fees for Original Class B Interests were $12,830 and $26,708, respectively, management fees for Special Interests were $82,218 and $163,016, respectively and management fees for Institutional Interests were $222,562 and $447,389, respectively.  For the three and six months ended June 30, 2013, management fees for Class A Interests were $668,101 and $1,355,653, respectively, management fees for Class B Interests were $477,050 and $991,813, respectively, management fees for Original Class B Interests were $22,916 and $49,643, respectively, management fees for Special Interests were $81,054 and $159,167, respectively and management fees for Institutional Interests were $290,489 and $597,912, respectively.  General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the three and six months ended June 30, 2014, service fees for General Partner’s Interest, were $18 and $36, respectively, service fees for Class A Interests were $947,594 and $1,936,206, respectively, service fees for Original Class A Interests were $141,878 and $297,945, respectively and service fees for Institutional Interests were $4,361 and $8,573, respectively.  For the three and six months ended June 30, 2013, service fees for General Partner’s Interest, were $18 and $35, respectively, service fees for Class A Interests were $1,321,685 and $2,705,236, respectively, service fees for Original Class A Interests were $232,156 and $484,218, respectively and service fees for Institutional Interests were $6,507 and $12,454, respectively.  Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivative contracts at June 30, 2014 and December 31, 2013.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

June 30, 2014

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Agriculture	$1,841,832	$(2,889,019)	$(1,047,187)
Currencies	3,428,177	(1,155,344)	2,272,833
Energy	620,671	(528,393)	92,278
Interest Rates	7,046,228	(15,004)	7,031,224
Metals	681,227	(2,359,220)	(1,677,993)
Stock Indices	2,085,754	(1,183,623)	902,131
Treasury Rates	537,061	(129,188)	407,873
	$16,240,950	$(8,259,791)	$7,981,159
Forward Currency Contracts	$1,645,476	$(1,613,606)	$31,870
Total Gross Fair Value of Derivatives Contracts	$17,886,426	$(9,873,397)	$8,013,029

December 31, 2013

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Agriculture	$2,192,246	$(714,872)	$1,477,374
Currencies	3,919,970	(72,081)	3,847,889
Energy	402,001	(440,838)	(38,837)
Interest Rates	980,354	(3,039,982)	(2,059,628)
Metals	1,968,925	(558,884)	1,410,041
Stock Indices	12,032,616	(1,565)	12,031,051
Treasury Rates	243,813	(548,047)	(304,234)
	$21,739,925	$(5,376,269)	$16,363,656
Forward Currency Contracts	$2,042,925	$(1,855,143)	$187,782
Total Gross Fair Value of Derivatives Contracts	$23,782,850	$(7,231,412)	$16,551,438

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended June 30, 2014

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$1,903,548	$(5,236,737)
Currencies	(3,294,705)	3,233,937
Energy	(190,511)	452,074
Interest Rates	7,606,535	5,901,234
Metals	486,081	(2,724,935)
Stock Indices	10,159,120	(1,568,428)
Treasury Rates	2,731,530	963,139
	$19,401,598	$1,020,284	32,782
Forward Currency Contracts	$3,963,570	$(1,685,532)	$349,230,926,360	(1)
Total gain (loss) from derivatives contracts	$23,365,168	$(665,248)

Six Months ended June 30, 2014

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$1,180,594	$(2,524,561)
Currencies	1,639,905	(1,575,056)
Energy	402,853	131,115
Interest Rates	12,846,758	9,090,852
Metals	(3,035,476)	(3,088,034)
Stock Indices	13,346,817	(11,128,920)
Treasury Rates	1,683,593	712,107
	$28,065,044	$(8,382,497)	71,185
Forward Currency Contracts	$2,103,129	$(155,912)	$622,110,236,778	(1)
Total gain (loss) from derivatives contracts	$30,168,173	$(8,538,409)

(1)
Represents the notional amount bought or sold during the three and six months ended June 30, 2014. The number of contracts closed using average cost for long contracts of 769,722 and 1,487,245 and short contracts of (795,838) and (1,478,794) for the three and six months ended June 30, 2014.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended June 30, 2013

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$5,139,789	$(2,726,289)
Currencies	(6,946,696)	6,146,550
Energy	(997,478)	(2,632,315)
Interest Rates	(11,025,693)	(6,145,568)
Metals	10,652,596	12,202,940
Stock Indices	7,374,806	(4,578,048)
Treasury Rates	(5,637,525)	(1,355,859)
	$(1,440,201)	$911,411	58,495
Forward Currency Contracts	$(4,038,918)	$(178,618)	$291,648,058,485	(1)
Total gain (loss) from derivatives contracts	$(5,479,119)	$732,793

Six Months ended June 30, 2013

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$4,729,011	$749,390
Currencies	12,834,458	(5,853,278)
Energy	(2,839,155)	(915,251)
Interest Rates	(14,193,622)	(4,341,295)
Metals	3,890,937	17,233,965
Stock Indices	35,554,590	(6,515,177)
Treasury Rates	(9,501,198)	245,329
	$30,475,021	$603,683	108,875
Forward Currency Contracts	$(3,680,683)	$(1,429,338)	$512,667,396,793	(1)
Total gain (loss) from derivatives contracts	$26,794,338	$(825,655)

(1)
Represents the notional amount bought or sold during the three and six months ended June 30, 2013. The number of contracts closed using average cost for long contracts of 816,468 and 1,741,367 and short contracts of (723,549) and (1,681,353) for the three and six months ended June 30, 2013.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

As of June 30, 2014				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	1,645,476	(1,613,606)	31,870	—	—	3 1,870
Commodity futures contracts	16,240,950	(8,259,791)	7,981,159	—	—	7 ,981,159
Total	17,886,426	(9,873,397)	8,013,029	—	—	8 ,013,029

Offsetting the Financial Liabilities and Derivative Liabilities
As of June 30, 2014				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(1,613,606)	1,613,606	—	—	—	—
Commodity futures contracts	(8,259,791)	8,259,791	—	—	—	—
Total	(9,873,397)	9,873,397	—	—	—	-

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

As of December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	2,042,925	(1,855,143)	187,782	—	—	1 87,782
Commodity futures contracts	21,739,925	(5,376,269)	16,363,656	—	—	1 6,363,656
Total	23,782,850	(7,231,412)	16,551,438	—	—	16,551,438

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(1,855,143)	1,855,143	—	—	—	—
Commodity futures contracts	(5,376,269)	5,376,269	—	—	—	—
Total	(7,231,412)	7,231,412	—	—	—	-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $56,918,643 for 2014 and $49,665,842 for 2013, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2014 and 2013.  This information has been derived from information presented in the financial statements.

		Three months ended June 30, 2014
	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.89%	4.15%	4.21%	3.42%	3.94%	4.14%
Incentive fees	(0.83)%	(0.83)%	(0.83)%	(0.83)%	(0.83)%	(0.83)%

Total return after incentive fees	3.06%	3.32%	3.38%	2.59%	3.11%	3.31%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.17%	2.87%	5.08%	3.06%	2.20%
Incentive fees (3)	0.84%	0.82%	0.81%	0.83%	0.84%	0.83%

Total expenses	4.09%	2.99%	3.68%	5.91%	3.90%	3.03%

Net investment (loss) (1) (2)	(3.16)%	(2.08)%	(2.74)%	(4.99)%	(2.97)%	(2.12)%

		Six months ended June 30, 2014
	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners (3)
Return prior to incentive fees	2.54%	3.05%	3.18%	1.61%	2.63%	3.04%
Incentive fees	(0.81)%	(0.82)%	(0.82)%	(0.81)%	(0.82)%	(0.82)%

Total return after incentive fees	1.73%	2.23%	2.36%	0.80%	1.81%	2.22%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.24%	2.19%	2.31%	5.08%	3.06%	2.21%
Incentive fees (3)	0.79%	0.79%	0.82%	0.81%	0.81%	0.82%

Total expenses	4.03%	2.98%	3.13%	5.89%	3.87%	3.03%

Net investment (loss) (1) (2)	(3.14)%	(2.10)%	(2.20)%	(4.99)%	(2.97)%	(2.13)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

		Three months ended June 30, 2013
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

From July 1, 2014 through August 14, 2014, the Partnership had subscriptions of $2,384,877 and redemptions of $10,403,527.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through June 30, 2014 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by the Clearing Broker and Newedge USA, LLC (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

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

Performance Summary

Due to the nature of the Partnership’s trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three Months Ended June 30, 2014

During the second quarter of 2014, the Partnership achieved net realized and unrealized gains of $21,068,341 from its trading activities, net of brokerage commissions of $1,703,514.  The Partnership accrued total expenses of $7,794,823, including $1,204,925 in management fees paid to the General Partner, $3,719,986 in incentive fees, and $1,456,752 in service and professional fees.  The Partnership earned $98,192 in interest income during the second quarter of 2014.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2014 is set forth below.

Second Quarter 2014.  The Partnership experienced a gain in April 2014. Uncertainty relating to tensions in Ukraine and additional sanctions imposed on Russia by the US and Europe continued to weigh on investor conviction through April.  These events contributed to mixed performance in the global stock market.  The Partnership’s holding in futures on the Nikkei index detracted from performance.  The European Central Bank’s (“ECB”) announcement to open the door to potential large-scale asset purchases benefitted the Partnership’s long fixed income positions where German Bunds provided the most significant contribution to the Partnership. Natural gas prices rose during the month along with the value of the Partnership’s long position in natural gas. The crop sector also posted positive performance, in particular the Partnership’s futures position in soybeans.  The Partnership experienced a gain in May 2014. Monetary policy played a key role during the month with both the President of the ECB and the Chair of the US Federal Reserve making statements. Speculation of a cut to interest rates by the ECB at the June policy meeting put the Euro under pressure and negatively impacted the long Euro position in the Partnership’s currency portfolio. The Partnership’s long exposure to German Bunds contributed positively to performance. Improving weather conditions in the US and Russia led to declines in the price of wheat and corn, which adversely affected the Partnership’s performance. The Partnership experienced a loss in June 2014.  Monetary policy by the US Federal Reserve, the ECB and the Governor of the Bank of England played an important role in the global markets during the month.  These monetary policy actions provided a catalyst for a number of US indices to reach record highs, elevated the European fixed income markets and continued momentum for sterling, profiting the Partnership’s long futures positions in the S&P index, German Bund and British pound sterling.  Regional instability in the Middle East contributed to rising precious metal values and subsequent losses in the Partnership’s short positions in the sector.  The geopolitical conflicts in the region threatened refinery output benefitted the Partnership’s futures positions in crude oil.  The Partnership’s futures contracts on corn lost value due in part to the high corn inventory levels and confirmation of record harvests in the US.

Three Months Ended June 30, 2013

During the second quarter of 2013, the Partnership incurred net realized and unrealized losses of $7,263,041 from its trading activities, net of brokerage commissions of $2,485,123.  The Partnership accrued total expenses of $5,974,505, including $1,794,874 in management fees paid to the General Partner, $190,931 in incentive fees, and $2,042,914 in service and professional fees.  The Partnership earned $177,218 in interest income during the second quarter of 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2013 is set forth below.

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

Six Months Ended June 30, 2014

During the six months ended June 30, 2014, the Partnership achieved net realized and unrealized gains of $18,225,457 from its trading activities, net of brokerage commissions of $3,505,415. The Partnership incurred total expenses of $12,146,469, including $2,487,108 in management fees paid to the General Partner, $3,725,461 in incentive fees, and $2,992,190 in service and professional fees. The Partnership earned $207,256 in interest income during the six months ended June 30, 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2014 is set forth below.

Second Quarter 2014.  The Partnership experienced a gain in April 2014. Uncertainty relating to tensions in Ukraine and additional sanctions imposed on Russia by the US and Europe continued to weigh on investor conviction through April.  These events contributed to mixed performance in the global stock market.  The Partnership’s holding in futures on the Nikkei index detracted from performance.  The European Central Bank’s (“ECB”) announcement to open the door to potential large-scale asset purchases benefitted the Partnership’s long fixed income positions where German Bunds provided the most significant contribution to the Partnership. Natural gas prices rose during the month along with the value of the Partnership’s long position in natural gas. The crop sector also posted positive performance, in particular the Partnership’s futures position in soybeans.  The Partnership experienced a gain in May 2014. Monetary policy played a key role during the month with both the President of the ECB and the Chair of the US Federal Reserve making statements. Speculation of a cut to interest rates by the ECB at the June policy meeting put the Euro under pressure and negatively impacted the long Euro position in the Partnership’s currency portfolio. The Partnership’s long exposure to German Bunds contributed positively to performance. Improving weather conditions in the US and Russia led to declines in the price of wheat and corn, which adversely affected the Partnership’s performance. The Partnership experienced a loss in June 2014.  Monetary policy by the US Federal Reserve, the ECB and the Governor of the Bank of England played an important role in the global markets during the month.  These monetary policy actions provided a catalyst for a number of US indices to reach record highs, elevated the European fixed income markets and continued momentum for sterling, profiting the Partnership’s long futures positions in the S&P index, German Bund and British pound sterling.  Regional instability in the Middle East contributed to rising precious metal values and subsequent losses in the Partnership’s short positions in the sector.  The geopolitical conflicts in the region threatened refinery output benefitted the Partnership’s futures positions in crude oil.  The Partnership’s futures contracts on corn lost value due in part to the high corn inventory levels and confirmation of record harvests in the US.

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

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, the Partnership achieved net realized and unrealized gains of $20,507,360 from its trading activities, net of brokerage commissions of $5,094,616.  The Partnership accrued total expenses of $12,520,216, including $3,681,250 in management fees paid to the General Partner, $590,991in incentive fees, and $4,183,020 in service and professional fees.  The Partnership earned $407,342 in interest income during the six months ended June 30, 2013.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2013 is set forth below.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2014.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2014:

Month	Amount Redeemed
April 30, 2014	$11,931.922
May 31, 2014	$15,010,979
June 30, 2014	$44,807,486

Item 3:  Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4:  Mine Safety Disclosure.

Not applicable.

Item 5:  Other Information.

(a) None.

(b) Not applicable.

Item 6: Exhibits.

The following exhibits are incorporated herein by reference from the exhibits of the same numbers and descriptions filed with the registrant’s Registration Statement on Form 10 (File No. 000-53348) filed on July 30, 2008.

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

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of Winton Futures Fund, L.P. (US), changing the registrant’s name to Altegris Winton Futures Fund, L.P.
3.02	Second Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
10.04	Amendment dated July 1, 2014 to Advisory Contract
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

**	Rockwell Futures Management, Inc. is now Altegris Portfolio Management, Inc.
***	Fimat USA, LLC is now Newedge USA, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2014

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)