Form 10-Q
period 2014-09-30
Altegris Winton Futures Fund, L.P.
filed 2014-11-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2014 (Unaudited) and DECEMBER 31, 2013 (Audited)
_______________

	2014	2013
ASSETS
Equity in commodity broker account
Cash	$3,559,930	$-
Restricted cash	34,994,928	33,798,434
Restricted foreign currency (cost - $14,836,814 and $15,777,359)	14,499,466	15,867,408
Unrealized gain on open commodity futures contracts	5,790,691	16,363,656
Unrealized gain on open forward contracts	-	187,782

	58,845,015	66,217,280

Cash	14,252,103	11,866,529
Investment securities at value
(cost - $323,714,863 and $462,592,799)	323,736,118	462,621,851
Interest receivable	70,340	315,451

Total assets	$396,903,576	$541,021,111

LIABILITIES
Equity in commodity broker account
Cash	$-	$7,361,117
Foreign currency (proceeds - $1,330,417 and $3,104,684)	1,300,167	3,122,404
Unrealized loss on open forward contracts	3,380,133	-

	4,680,300	10,483,521

Redemptions payable	15,496,212	24,714,657
Subscriptions received in advance	3,488,800	3,604,011
Commissions payable	501,757	629,796
Management fee payable	357,313	466,800
Service fees payable	336,614	422,953
Advisory fee payable	305,379	406,433
Administrative fee payable	75,319	96,775
Incentive fee payable	657,666	4,191,156
Other liabilities	356,647	491,135

Total liabilities	26,256,007	45,507,237

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,618	3,561
Limited Partners	370,643,951	495,510,313

Total partners' capital (Net Asset Value)	370,647,569	495,513,874

Total liabilities and partners' capital	$396,903,576	$541,021,111

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014 (Unaudited)
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$5,000,000	10/1/2014	Federal Home Loan Bank Disc Note, 0.00%*	$5,000,000	1.35%
40,000,000	10/15/2014	Federal Home Loan Bank Disc Note, 0.01%*	39,999,800	10.79%
14,000,000	10/22/2014	Federal Home Loan Bank Disc Note, 0.01%*	13,999,902	3.78%
8,739,000	11/19/2014	Federal Home Loan Bank Disc Note, 0.01%*	8,738,843	2.36%
1,000,000	11/12/2014	Federal Home Loan Bank, 0.13%	1,000,073	0.27%
20,000,000	11/20/2014	Federal Home Loan Bank, 0.13%	19,999,980	5.39%
12,000,000	1/16/2015	Federal Home Loan Bank, 0.25%	12,004,836	3.24%
12,000,000	3/20/2015	Federal Home Loan Bank, 0.13%	11,999,148	3.24%
12,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	12,003,252	3.24%
10,000,000	9/18/2015	Federal Home Loan Bank, 0.20%	10,002,890	2.70%
9,400,000	4/17/2015	Federal Home Loan Mortgage Corporation, 0.50%	9,420,774	2.54%
10,000,000	8/28/2015	Federal Home Loan Mortgage Corporation, 0.50%	10,029,420	2.71%
9,000,000	6/1/2015	Federal National Mortgage Association Disc Note, 0.06%*	8,996,661	2.43%
20,000,000	3/16/2015	Federal National Mortgage Association, 0.38%	20,021,480	5.40%
15,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	15,034,905	4.05%
Total U.S. Government Agency Bonds and Notes (cost - $198,230,709)			198,251,964	53.49%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$9,800,000	10/28/2014	American Honda Finance Corporation, 0.08%*	$9,799,526	2.65%
11,740,000	10/1/2014	Automatic Data Processing, Inc., 0.03%*	11,739,990	3.17%
9,800,000	10/1/2014	Bank of Montreal, 0.12%*	9,800,000	2.64%
6,500,000	10/17/2014	The Chiba Bank, Ltd., 0.18%*	6,500,000	1.75%
6,500,000	10/8/2014	Danaher Corporation, 0.10%*	6,499,513	1.75%
5,000,000	10/6/2014	General Electric Company, 0.06%*	4,999,942	1.35%
9,800,000	10/16/2014	Liberty Street Funding LLC, 0.14%*	9,798,974	2.64%
6,500,000	10/8/2014	National Rural Utilities Cooperative Finance Corp., 0.10%*	6,499,697	1.75%
6,500,000	10/15/2014	PACCAR Financial Corp., 0.11%*	6,499,581	1.75%
13,000,000	10/3/2014	Sumitomo Mitsui Banking Corp., 0.17%*	13,000,000	3.51%
8,000,000	10/22/2014	Sumitomo Mitsui Trust Bank, Ltd., 0.17%*	8,000,000	2.16%
13,000,000	10/24/2014	Toronto Dominion Holdings (U.S.A.), Inc., 0.08%*	12,999,191	3.51%
9,550,000	10/8/2014	Victory Receivables Corporation, 0.12%*	9,548,965	2.58%
9,800,000	10/10/2014	Working Capital Management Co. L.P., 0.11%*	9,798,775	2.64%
Total Corporate Notes (cost - $125,484,154)			125,484,154	33.85%

Total investment securities (cost - $323,714,863)			$323,736,118	87.34%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2014 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Oct 14 - Mar 15	1,394		$(4,998,802)	(1.35)%
Currencies	Dec-14	837		(639,120)	(0.17)%
Energy	Oct 14 - Nov 14	188		229,958	0.06%
Interest Rates	Nov 14 - Sep 17	11,573		3,478,354	0.94%
Metals	Nov 14 - Jan 15	283		(888,993)	(0.24)%
Stock Indices	Oct 14 - Dec 14	3,332		(2,121,264)	(0.57)%
Treasury Rates	Dec-14	2,501		(1,685,830)	(0.46)%

Total long futures contracts		20,108		(6,625,697)	(1.79)%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 14 - Apr 15	627		707,714	0.19%
Currencies	Dec-14	1,607		5,149,118	1.39%
Energy	Oct 14 - Dec 14	680		2,769,682	0.75%
Interest Rates	Dec 14 - Sep 17	152		2,200	0.00%
Metals	Nov 14 - Aug 15	609		3,325,999	0.90%
Stock Indices	Dec-14	114		461,675	0.12%

Total short futures contracts		3,789		12,416,388	3.35%

Total futures contracts		23,897		$5,790,691	1.56%

LONG FORWARD CONTRACTS:
Currencies	Oct 14 - Mar 15	$233,284,856	(1)	$(4,950,275)	(1.34)%

SHORT FORWARD CONTRACTS:
Currencies	Oct 14 - Mar 15	$236,664,989	(1)	1,570,142	0.43%

Total forward currency contracts				$(3,380,133)	(0.91)%

(1)	Represents the September 30, 2014 notional amount bought or sold

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

(1)	Represents the December 31, 2013 notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
TRADING GAIN (LOSS)
Gain (loss) on trading of
derivatives contracts
Realized	$10,650,218	$(10,098,136)	$40,818,391	$16,696,202
Change in unrealized	(5,602,471)	3,348,290	(14,140,880)	2,522,635
Brokerage commissions	(1,474,219)	(2,187,754)	(4,979,634)	(7,282,370)

Gain (loss) from trading futures	3,573,528	(8,937,600)	21,697,877	11,936,467

Gain (loss) on trading of securities
Realized	17,120	36,801	47,178	156,581
Change in unrealized	6,587	76,504	(7,797)	(26,411)

Gain (loss) from trading securities	23,707	113,305	39,381	130,170

Gain (loss) on trading of foreign currency
Realized	(139,301)	(14,869)	(83,529)	9,092
Change in unrealized	(409,089)	375,117	(379,427)	(32,416)

Gain (loss) from trading foreign currency	(548,390)	360,248	(462,956)	(23,324)

Total trading gain (loss)	3,048,845	(8,464,047)	21,274,302	12,043,313

NET INVESTMENT INCOME (LOSS)
Income
Interest income	88,224	139,265	295,480	546,607

Expenses
Management fee	1,073,537	1,579,815	3,560,645	5,261,065
Service fees	1,001,225	1,372,691	3,243,985	4,574,634
Advisory fee	919,932	1,361,594	3,107,257	4,515,782
Professional fees	325,561	448,672	1,074,991	1,429,749
Administrative fee	227,252	333,412	738,822	1,108,076
Incentive fee	657,666	13,634	4,383,127	604,625
Interest expense	5,207	4,729	24,323	11,840
Other expenses	117,782	198,191	341,481	327,183

Total expenses	4,328,162	5,312,738	16,474,631	17,832,954

Net investment loss	(4,239,938)	(5,173,473)	(16,179,151)	(17,286,347)

NET INCOME (LOSS)	$(1,191,093)	$(13,637,520)	$5,095,151	$(5,243,034)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(3,039,909)	(1,158)	3,041,067	-

Capital additions	33,444,131	60,024	-	-	20,949,511	8,590,373	3,844,223	-

Capital withdrawals	(185,849,958)	(16,554,708)	(4,377,741)	-	(68,361,057)	(67,715,035)	(28,841,417)	-

From operations:
Net investment income (loss)	(17,286,347)	(1,031,280)	(141,017)	(419,785)	(9,676,980)	(4,203,615)	(1,813,592)	(78)
Net realized gain (loss) from investments (net of brokerage commissions)	9,579,505	714,924	149,343	347,844	3,495,784	3,075,507	1,796,064	39
Net change in unrealized gain (loss) from investments	2,463,808	125,207	73,813	99,007	1,020,205	773,798	371,767	11
Net income for the nine months ended September 30, 2013	(5,243,034)	(191,149)	82,139	27,066	(5,160,991)	(354,310)	354,239	(28)

Balances at September 30, 2013	$541,137,524	$34,395,146	$6,988,542	$30,873,886	$221,488,302	$149,706,450	$97,681,812	$3,386

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	-	-	-	13,484,831	(689,686)	117,835	(12,912,980)	-

Capital additions	18,463,539	33,989	-	-	10,573,356	1,625,044	6,231,150	-

Capital withdrawals	(148,424,995)	(10,491,813)	(1,110,616)	(34,828,245)	(45,389,232)	(39,715,513)	(16,889,576)	-

From operations:
Net investment income (loss)	(16,179,151)	(930,107)	(131,837)	(644,346)	(8,795,588)	(3,486,813)	(2,190,344)	(116)
Net realized gain (loss) from investments(net of brokerage commissions)	35,802,406	2,229,085	418,901	2,229,295	15,238,242	8,698,563	6,988,023	297
Net change in unrealized gain (loss) from investments	(14,528,104)	(897,783)	(177,017)	(837,808)	(6,240,696)	(3,556,862)	(2,817,814)	(124)
Net income for the nine months ended September 30, 2014	5,095,151	401,195	110,047	747,141	201,958	1,654,888	1,979,865	57

Balances at September 30, 2014	$370,647,569	$23,329,113	$4,809,485	$12,186,101.0	$168,533,869	$90,838,287	$70,947,096	$3,618

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2014 and December 31, 2013, and reported amounts of income and expenses for the three and nine months ended September 30, 2014 and 2013, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2014 or December 31, 2013 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2014 or December 31, 2013 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. There were no changes to the Partnership’s valuation methodology during the period ended September 30, 2014 and the year ended December 31, 2013.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

				Balance as of
September 30, 2014	Level 1	Level 2	Level 3	September 30, 2014
Assets:
Futures contracts (1)	$18,970,898	$-	$-	$18,970,898
Forward currency contracts (1)	-	1,721,510	-	1,721,510
U.S. Government agency
bonds and notes	198,251,964	-	-	198,251,964
Corporate notes	-	125,484,154	-	125,484,154

	$217,222,862	$127,205,664	$-	$344,428,526

Liabilities:
Futures contracts (1)	$(13,180,207)	$-	$-	$(13,180,207)
Forward currency contracts (1)	-	(5,101,643)	-	(5,101,643)

	$(13,180,207)	$(5,101,643)	$-	$(18,281,850)

				Balance as of
December 31, 2013	Level 1	Level 2	Level 3	December 31, 2013
Assets:
Futures contracts (1)	$21,739,925	$-	$-	$21,739,925
Forward currency contracts (1)	-	2,042,925	-	2,042,925
U.S. Government agency
bonds and notes	233,419,983	-	-	233,419,983
Corporate notes	-	162,093,478	-	162,093,478
U.S. Treasury Obligations	67,108,390	-	-	67,108,390

	$322,268,298	$164,136,403	$-	$486,404,701

Liabilities:
Futures contracts (1)	$(5,376,269)	$-	$-	$(5,376,269)
Forward currency contracts (1)	-	(1,855,143)	-	(1,855,143)

	$(5,376,269)	$(1,855,143)	$-	$(7,231,412)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2014 and the year ended December 31, 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2014 and the year ended December 31, 2013, there were no Level 3 securities.

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

JPMorgan Chase Bank, N.A. (“Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. Newedge USA, LLC is the Partnership’s commodity broker (the “Clearing Broker”). For cash not held with the Clearing Broker, the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2014 and December 31, 2013 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014 and December 31, 2013. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

K.	Reclassifications

Certain amounts in the 2013 financial statements were reclassified to conform to the 2014 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2014 and 2013.

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

Total management fees earned by the General Partner, for the three and nine months ended September 30, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2014, administrative fees for Class A Interests were $145,543 and $466,784, respectively and administrative fees for Class B Interests were $81,709 and $272,038, respectively. For the three and nine months ended September 30, 2013, administrative fees for Class A Interests were $196,312 and $643,678, respectively and administrative fees for Class B Interests were $137,100 and $464,398, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the Securities and Exchange Commission. Beginning January 1, 2011, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Prior to January 1, 2011, Altegris Investments served as the Partnership's introducing broker. Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At September 30, 2014 and December 31, 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $358,375 and $482,292, respectively, and service fees payable to Altegris Investments of $50,466 and $62,886, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the three and nine months ended September 30, 2014 and 2013:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
Altegris Futures - Brokerage
Commission fees	$1,174,005	$3,975,805	$1,775,729	$5,934,448
Altegris Investments
Service fees	153,367	492,401	194,738	636,335
Total	$1,327,372	$4,468,206	$1,970,467	$6,570,783

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement). Total incentive fees earned by the Advisor for the three and nine months ended September, 2014 and 2013 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2014, management fees for Class A Interests were $441,042 and $1,414,500, respectively, management fees for Class B Interests were $247,604 and $824,358, respectively, management fees for Original Class B Interests were $12,384 and $39,092, respectively, management fees for Special Interests were $31,582 and $194,598, respectively and management fees for Institutional Interests were $187,320 and $634,709, respectively. For the three and nine months ended September 30, 2013, management fees for Class A Interests were $594,884 and $1,950,537, respectively, management fees for Class B Interests were $415,455 and $1,407,268, respectively, management fees for Original Class B Interests were $19,270 and $68,913, respectively, management fees for Special Interests were $76,936 and $236,103, respectively and management fees for Institutional Interests were $255,049 and $852,961, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the three and nine months ended September 30, 2014, service fees for General Partner’s Interest, were $18 and $54, respectively, service fees for Class A Interests were $873,042 and $2,809,248, respectively, service fees for Original Class A Interests were $124,656 and $422,601, respectively and service fees for Institutional Interests were $3,509 and $12,082, respectively. For the three and nine months ended September 30, 2013, service fees for General Partner’s Interest, were $17 and $52, respectively, service fees for Class A Interests were $1,175,427 and $3,880,663, respectively, service fees for Original Class A Interests were $191,571 and $675,789, respectively and service fees for Institutional Interests were $5,676 and $18,130, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivative contracts at September 30, 2014 and December 31, 2013. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

September 30, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$1,549,935	$(5,841,023)	$(4,291,088)
Currencies	5,286,054	(776,056)	4,509,998
Energy	3,056,236	(56,596)	2,999,640
Interest Rates	4,361,038	(880,484)	3,480,554
Metals	3,326,026	(889,020)	2,437,006
Stock Indices	1,391,609	(3,051,198)	(1,659,589)
Treasury Rates	-	(1,685,830)	(1,685,830)

	$18,970,898	$(13,180,207)	$5,790,691

Forward Currency Contracts	$1,721,510	$(5,101,643)	$(3,380,133)

Total Gross Fair Value of Derivatives Contracts	$20,692,408	$(18,281,850)	$2,410,558

December 31, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$2,192,246	$(714,872)	$1,477,374
Currencies	3,919,970	(72,081)	3,847,889
Energy	402,001	(440,838)	(38,837)
Interest Rates	980,354	(3,039,982)	(2,059,628)
Metals	1,968,925	(558,884)	1,410,041
Stock Indices	12,032,616	(1,565)	12,031,051
Treasury Rates	243,813	(548,047)	(304,234)

	$21,739,925	$(5,376,269)	$16,363,656

Forward Currency Contracts	$2,042,925	$(1,855,143)	$187,782

Total Gross Fair Value of Derivatives Contracts	$23,782,850	$(7,231,412)	$16,551,438

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended September 30, 2014
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(1,511,737)	$(3,243,901)
Currencies	1,508,164	2,237,165
Energy	(1,428,084)	2,907,362
Interest Rates	10,573,296	(3,550,670)
Metals	(735,961)	4,114,999
Stock Indices	1,804,369	(2,561,720)
Treasury Rates	1,890,883	(2,093,703)

	$12,100,930	$(2,190,468)	33,528

Forward Currency Contracts	$(1,450,712)	$(3,412,003)	$203,770,754,337	(1)

Total gain (loss) from derivatives contracts	$10,650,218	$(5,602,471)

Nine Months ended September 30, 2014
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(331,143)	$(5,768,462)
Currencies	3,148,069	662,109
Energy	(1,025,231)	3,038,477
Interest Rates	23,420,054	5,540,182
Metals	(3,771,437)	1,026,965
Stock Indices	15,151,186	(13,690,640)
Treasury Rates	3,574,476	(1,381,596)

	$40,165,974	$(10,572,965)	104,713

Forward Currency Contracts	$652,417	$(3,567,915)	$825,880,991,115	(1)

Total gain (loss) from derivatives contracts	$40,818,391	$(14,140,880)

(1)
Represents the notional amount bought or sold during the three and nine months ended September 30, 2014. The number of contracts closed using average cost for long contracts of 805,559 and 763,401 and short contracts of (795,255) and (749,680) for the three and nine months ended September 30, 2014.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended September 30, 2013
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$144,205	$2,211,345
Currencies	(2,734,221)	927,711
Energy	(7,985,006)	1,192,361
Interest Rates	(1,581,957)	4,802,237
Metals	473,158	(11,575,576)
Stock Indices	5,154,814	1,961,143
Treasury Rates	(924,488)	579,602

	$(7,453,495)	$98,823	36,945

Forward Currency Contracts	$(2,644,641)	$3,249,467	$238,411,110,077	(1)

Total gain (loss) from derivatives contracts	$(10,098,136)	$3,348,290

Nine Months ended September 30, 2013
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$4,873,216	$2,960,735
Currencies	17,236,417	(4,925,567)
Energy	(10,824,161)	277,110
Interest Rates	(15,775,579)	460,942
Metals	4,364,095	5,658,389
Stock Indices	33,573,224	(4,554,034)
Treasury Rates	(10,425,686)	824,931

	$23,021,526	$702,506	145,820

Forward Currency Contracts	$(6,325,324)	$1,820,129	$751,078,506,871	(1)

Total gain (loss) from derivatives contracts	$16,696,202	$2,522,635

(1)
Represents the notional amount bought or sold during the three and nine months ended September 30, 2013. The number of contracts closed using average cost for long contracts of 905,381 and 880,871 and short contracts of (883,371) and (846,952) for the three and nine months ended September 30, 2013.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

As of September 30, 2014				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	1,721,510	(1,721,510)	-	-	-	-
Commodity futures contracts	18,970,898	(13,180,207)	5,790,691	-	-	5,790,691
Total	20,692,408	(14,901,717)	5,790,691	-	-	5,790,691

 Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2014				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(5,101,643)	1,721,510	(3,380,133)	-	-	(3,380,133)
Commodity futures contracts	(13,180,207)	13,180,207	-	-	-	-
Total	(18,281,850)	14,901,717	(3,380,133)	-	-	(3,380,133)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

As of December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,042,925	(1,855,143)	187,782	-	-	187,782
Commodity futures contracts	21,739,925	(5,376,269)	16,363,656	-	-	16,363,656
Total	23,782,850	(7,231,412)	16,551,438	-	-	16,551,438

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2013				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,855,143)	1,855,143	-	-	-	-
Commodity futures contracts	(5,376,269)	5,376,269	-	-	-	-
Total	(7,231,412)	7,231,412	-	-	-	-

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $49,494,394 for 2014 and $49,665,842 for 2013, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2014
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.04%	0.29%	0.35%	(0.42)%	0.08%	0.28%
Incentive fees	(0.16)%	(0.16)%	(0.16)%	(0.16)%	(0.16)%	(0.16)%

Total return after incentive fees	(0.12)%	0.13%	0.19%	(0.58)%	(0.08)%	0.12%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.22%	2.72%	5.10%	3.11%	2.17%
Incentive fees (3)	0.17%	0.17%	0.22%	0.17%	0.17%	0.16%

Total expenses	3.42%	2.39%	2.94%	5.27%	3.28%	2.33%

Net investment (loss) (1) (2)	(3.16)%	(2.13)%	(2.59)%	(5.00)%	(3.02)%	(2.08)%

	Nine months ended September 30, 2014
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	2.59%	3.34%	3.53%	1.20%	2.71%	3.33%
Incentive fees	(0.98)%	(0.98)%	(0.98)%	(0.98)%	(0.98)%	(0.99)%

Total return after incentive fees	1.61%	2.36%	2.55%	0.22%	1.73%	2.34%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.23%	2.20%	2.16%	5.09%	3.08%	2.22%
Incentive fees (3)	0.99%	0.97%	1.23%	0.99%	0.99%	1.01%

Total expenses	4.22%	3.17%	3.39%	6.08%	4.07%	3.23%

Net investment (loss) (1) (2)	(3.14)%	(2.11)%	(2.06)%	(5.00)%	(2.99)%	(2.13)%

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

From October 1, 2014 through November 14, 2014, the Partnership had subscriptions of $6,905,627 and redemptions of $11,310,221.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2014 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2014

During the third quarter of 2014, the Partnership achieved net realized and unrealized gains of $3,048,845 from its trading activities, net of brokerage commissions of $1,474,219. The Partnership accrued total expenses of $4,328,162, including $1,073,537 in management fees paid to the General Partner, $657,666 in incentive fees, and $1,326,786 in service and professional fees. The Partnership earned $88,224 in interest income during the third quarter of 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2014 is set forth below.

Third Quarter 2014. The Partnership experienced a loss in July 2014. Long positions in fixed income, natural gas and crude oil futures contributed to portfolio losses. Equity markets and fixed income markets fell sharply at the end of the month following a very strong GDP number in the U.S. resulting in losses in the Partnership’s position in Dow Jones Eurostoxx 50 futures. Mild summer weather in the U.S. which is forecast to continue, has limited energy consumption and subsequently seen storage rise at the fastest rate in over 10 years, eroding the value of the Partnership’s natural gas contracts. Crude oil prices and the Partnership’s long position in crude oil futures also fell due to low level of demand. Positions in the British pound and Eurodollar also contributed to losses. Long positions in aluminum and zinc futures contracts contributed positively to performance. Long positions in the U.S. Treasuries caused by a U.S. Treasury rally early in the month contributed to the Partnership’s gain in August 2014. The Partnership’s long position in the S&P index futures and short position in Euro futures also contributed positively to performance. The Partnership incurred losses on its long positions in the British pound and its positions in futures on live cattle and soybeans. The Partnership experienced a slight loss in September 2014. The prospect of higher U.S. interest rates weighed on equity and bond prices, contributing to losses in these sectors but provided continued support for the U.S. dollar and strong performance for the Partnership’s long position against the Euro. The Partnership’s positions in gold and silver futures, Japanese Yen and Brent crude oil contributed positively to performance. The Partnership’s long position in soybean futures detracted from performance as U.S. farmers began harvesting a record crop and China suspended import approval for two genetically modified traits.

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

Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, the Partnership achieved net realized and unrealized gains of $21,274,302 from its trading activities, net of brokerage commissions of $4,979,634. The Partnership accrued total expenses of $16,474,631, including $3,560,645 in management fees paid to the General Partner, $4,383,127 in incentive fees, and $4,318,976 in service and professional fees. The Partnership earned $295,480 in interest income during the nine months ended September 30, 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2014 is set forth below.

Third Quarter 2014. The Partnership experienced a loss in July 2014. Long positions in fixed income, natural gas and crude oil futures contributed to portfolio losses. Equity markets and fixed income markets fell sharply at the end of the month following a very strong GDP number in the U.S. resulting in losses in the Partnership’s position in Dow Jones Eurostoxx 50 futures. Mild summer weather in the U.S. which is forecast to continue, has limited energy consumption and subsequently seen storage rise at the fastest rate in over 10 years, eroding the value of the Partnership’s natural gas contracts. Crude oil prices and the Partnership’s long position in crude oil futures also fell due to low level of demand. Positions in the British pound and Eurodollar also contributed to losses. Long positions in aluminum and zinc futures contracts contributed positively to performance. Long positions in the U.S. Treasuries caused by a U.S. Treasury rally early in the month contributed to the Partnership’s gain in August 2014. The Partnership’s long position in the S&P index futures and short position in Euro futures also contributed positively to performance. The Partnership incurred losses on its long positions in the British pound and its positions in futures on live cattle and soybeans. The Partnership experienced a slight loss in September 2014. The prospect of higher U.S. interest rates weighed on equity and bond prices, contributing to losses in these sectors but provided continued support for the U.S. dollar and strong performance for the Partnership’s long position against the Euro. The Partnership’s positions in gold and silver futures, Japanese Yen and Brent crude oil contributed positively to performance. The Partnership’s long position in soybean futures detracted from performance as U.S. farmers began harvesting a record crop and China suspended import approval for two genetically modified traits.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures and forward contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2014.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2014:

Month	Amount Redeemed
July 31, 2014	$10,196,810
August 31, 2014	$9,608,684
September 30, 2014	$15,335,617

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

Dated: November 14, 2014

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS PORTFOLIO MANAGEMENT, INC.
(d/b/a Altegris Funds), its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)