Form 10-K
period 2014-12-31
Altegris Winton Futures Fund, L.P.
filed 2015-03-31
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________

Commission file number: 000-53348

ALTEGRIS WINTON FUTURES FUND, L.P.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction fnof incorporation or organization)	84-1496732 (I.R.S. Employer Identification No.)

c/o ALTEGRIS ADVISORS, L.L.C.
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

On December 31, 2014, pursuant to an internal reorganization of Altegris Portfolio Management, Inc., then the general partner of the Partnership, and certain affiliated entities, Altegris Portfolio Management, Inc. (“APM”) merged with and into its affiliate, Altegris Advisors, L.L.C., a Delaware limited liability company (the “Transaction”).  By operation of law and pursuant to Paragraph 12 of the Partnership’s Second Amended Agreement of Limited Partnership, effective as of April 14, 2011, as amended, Altegris Advisors, L.L.C. then became, and was admitted as, the general partner of the Partnership (the “General Partner”).  The officers of the General Partner are the same persons with the same titles as the officers of APM prior to the Transaction, and the managers of the General Partner were also the directors of APM prior to the Transaction.

The General Partner has sole responsibility for management and administration of all aspects of the Partnership’s business.  Investors purchasing limited partnership interests (the “Interests”) in the Partnership (“Limited Partners” and together with the General Partner, “Partners”) have no rights to participate in the management of the Partnership.

The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”), and is a member of National Futures Association (“NFA”).  Winton Capital Management Limited, a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”).  The Advisor is registered with the CFTC as a Commodity Trading Advisor and is authorized and regulated by the United Kingdom’s Financial Conduct Authority.

Altegris Investments, LLC (“Altegris”), an affiliate of the General Partner, serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures, LLC (“Altegris Futures”) replaced Altegris as the Partnership’s introducing broker.  On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, LLC.  Altegris Clearing Solutions, LLC is registered with the CFTC as an Introducing Broker (“Clearing Solutions” or the “Introducing Broker”).

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

As of February 28, 2015, the aggregate net asset value of the Interests in the Partnership before redemptions was $384,141,717.  The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

(c)        Narrative Description of Business

The Partnership is designed to produce long-term capital appreciation through growth, and not current income.  The General Partner has selected the Advisor to trade one of the Advisor’s proprietary trading models, the Winton Diversified Program (the “Program”), on behalf of the Partnership.  The Advisor currently has the authority to trade the Program on behalf of the Partnership in all the easily accessible and liquid commodity interests (comprising international futures, options and forward markets) that it practically can, which currently consists mainly of commodity interests that are futures, options and forward contracts and certain OTC products, such as swaps in the following areas: stock indices, bonds, short term interest rates, currencies, precious and base metals, grains, livestock, energy and agricultural products.

The Advisor’s investment technique in trading the Program consists of trading a broadly diversified portfolio of highly liquid financial instruments across numerous futures markets, and may also include certain OTC instruments and government securities, employing a computerized, technical, principally trend-following trading system.  This system tracks the daily price movements and other data from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be to maximize profit within a certain range of risk.  If rising prices are anticipated, a long position will be established; a short position will be established if prices are expected to fall.

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

It is expected that between 5% and 50% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or United States (“U.S.”) Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, SG Americas Securities, LLC (“SGAS”), a futures commission merchant (“FCM”), and available for trading by the Advisor in Commodity Interests on behalf of the Partnership.  On January 2, 2015, Newedge USA, LLC (“Newedge USA”) merged with and into SGAS, with the latter as the surviving entity.   Interest on Partnership assets held at SGAS in cash or Treasury securities will be credited to the Partnership as described under “Charges.”  Depending on market factors, the amount of margin or option premiums held at SGAS could change significantly, and all of the Partnership’s assets are available for use as margin.  The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor.

With respect to Partnership assets not held at SGAS as described above, but deposited with JPMorgan Chase Bank, N.A. (the “Custodian”), the portion not held in checking, money market or other bank accounts (and used to pay Partnership operating expenses) will be invested in liquid, high-quality short-term securities at the direction of the Custodian or its affiliate J.P. Morgan Investment Management Inc. (“JPMIM”).  The Partnership’s custody and investment management agreement with the Custodian permits the Custodian to invest in U.S. government and agency securities, other securities or instruments guaranteed by the U.S. government or its agencies, CDs, time deposits, banker’s acceptances and commercial paper — subject in each case to specific diversification, credit quality and maturity limitations.  The Custodian may use sub-advisers to attempt to increase yield enhancement.  The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

The percentage of the Partnership’s assets deposited with these firms is also subject to change in the General Partner’s sole discretion.  The Partnership’s assets will not be commingled with the assets of any other person.  Depositing the Partnership’s assets with banks or SGAS, or other clearing brokers, as segregated funds is not commingling for these purposes.

The Partnership pays all of its ongoing liabilities, expenses and costs.  The General Partner receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum), 0.0625% (0.75%) of all Original Class A Interests, 0.146% (1.75%) of all Original Class B Interests, and currently 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests of the Partnership’s management fee net asset value.  The Advisor receives a management fee of 0.083% of the management fee net asset value of the month-end capital account balances of all Interests (1.0% per annum) and 20% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling (0.50% per annum).

SGAS paid during 2014 to Altegris Futures (which in December 2014 merged with and into the Introducing Broker) a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred.  A fixed administrative fee is charged to Class A and Class B Interests and paid to the General Partner equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)        Regulation

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers”, “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as the General Partner, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as SGAS and introducing brokers such as the Introducing Broker to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts.  All accounts owned or managed by the Advisor will be combined for position limit purposes.  The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss.  Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

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

Deliverable currency forward contracts are currently subject to only limited regulation in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010, and gave the CFTC jurisdiction over non-deliverable currency forward contracts.  The Reform Act mandates that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses, and the CFTC may impose such a requirement on non-deliverable currency forward contracts.  The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

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

Failure of Clearing Brokers, Counterparties, Banks, Custodians and other Financial Firms May Subject the Partnership to Significant Losses

Commodity brokers must maintain the Partnership’s assets (other than assets used to trade foreign futures or options on foreign markets) in a segregated account. If SGAS goes bankrupt, the Partnership could lose money as it may only be able to recover a pro rata share of the property available for distribution to all of SGAS’ customers. In addition, even if SGAS adequately segregates the Partnership’s assets, the Partnership may still be subject to risk of loss of funds on deposit with SGAS should another customer of SGAS fail to satisfy deficiencies in such other customer’s account.

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

Forward and Cash Trading May Increase Volatility and Reduce Partnership Performance

The Partnership may trade in spot and forward contracts on currencies. For this purpose, the Partnership will contract with or through SGAS to make or take future delivery of a particular currency.  SGAS or its affiliates may extend the Partnership a credit line to enable it to engage in such trading.  The Partnership may also trade options on currencies. Although the currency market is not believed to be necessarily more volatile than the market in other commodities, there is less protection against defaults in the forward trading of currencies because such contracts are not effected on or through an exchange or clearinghouse. Trading in forward currencies and over-the-counter derivatives, including swaps and options, among sophisticated market participants is not generally regulated by any regulatory body. Therefore, with respect to this trading, the Partnership is not afforded the protections provided by trading on regulated exchanges, including segregation of funds. In any principal contract, the Partnership must rely on the creditworthiness of its counterparty.

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

ITEM 3: LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of its assets are subject.  The Partnership is not aware of any material legal proceedings involving the General Partner or its principals in an adverse position to the Partnership or in which the Partnership has adverse interests.  The Partnership has no subsidiaries.

ITEM 4: MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)        Market information

There is no trading market for the Interests, and none is likely to develop.  Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)        Holders

As of February 28, 2015 the Partnership had 4,042 holders of Interests.

(c)        Dividends

The General Partner has sole discretion in determining what distributions, if any, the Partnership will make to its investors.  To date no distributions or dividends have been paid on the Interests, and the General Partner has no present intention to make any.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2014:

Month Ended	Amount Redeemed

October 31, 2014	$11,683,019
November 30, 2014	14,371,962
December 31, 2014	12,122,781
Total	$38,177,762

ITEM 6: SELECTED FINANCIAL DATA

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenue:
Total net realized and unrealized gains (losses)	$69,873,095	$57,161,348	$(20,228,979)	$70,122,450	$100,241,515
Interest Income	375,189	683,651	1,053,344	1,680,212	3,110,927

Expenses:
Management fee	4,603,469	6,699,659	8,720,244	8,442,954	6,240,462
Advisory fee	4,005,501	5,767,123	7,451,479	7,256,692	5,287,476
Administrative fee	959,609	1,408,607	1,817,057	1,663,244	1,166,030
Service fees	4,245,801	5,868,451	7,538,297	7,456,573	5,849,080
Incentive fee	12,826,879	4,795,781	63,607	11,798,283	14,074,548
Professional fees	1,411,772	1,831,868	2,233,380	2,172,094	2,097,027
Brokerage commissions	6,413,798	9,288,548	12,092,858	11,985,887	9,080,039
Offering expense (1)				125,159	107,717
Interest expense	25,326	28,120	36,598	8,896
Other expenses	519,555	490,202	528,754	903,153
Net income (loss)	$35,236,574	$21,666,640	$(59,657,909)	$19,989,727	$59,450,063

Total assets	$409,548,229	$541,021,111	$731,212,047	$865,252,257	$749,532,795
Total Net Asset Value	$374,794,900	$495,513,874	$698,786,385	$819,679,427	$711,205,931

(1)	For fiscal years ended December 31, 2014, 2013 and 2012, offering expenses are included with other “Other expenses”.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)        Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid,  high quality securities.  Through December 31, 2014 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by SGAS and/or other clearing brokers or counterparties with which the Partnership trades.

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

Performance Summary

2014

During 2014, the Partnership achieved net realized and unrealized gains of $63,459,297 from all trading; gains of $64,089,929 from trading of derivatives including brokerage commissions of $6,413,798. The Partnership incurred total expenses of $28,597,912, including $12,826,879 in incentive fees, $4,603,469 in management fees paid to the General Partner, and $5,657,573 in service and professional fees. The Partnership earned $375,189 in interest income during 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2014 is set forth below.

Fourth Quarter 2014.  The Partnership experienced a gain in October 2014. The $10 a barrel fall in crude oil prices and a declining gold market meant that short futures positions in both Brent crude oil and gold significantly  contributed to performance.  Grain markets rallied during the month, and the Partnership’s long futures position contributed to positive performance.  Gains were also made on futures contracts of the US 10-year treasury note. The Partnership experienced losses on its long positions in futures in the Dow Jones Eurostoxx 50 and Dax equity stock indices.  The Partnership experienced a gain in November 2014. The announcement of a broadly unexpected and unprecedented large monetary stimulus package from the Bank of Japan set the tone of a strong month for global equities and significant Japanese Yen depreciation, profiting the Partnership’s futures contracts’ positions on Japanese Yen and the E-mini S&P.  The Partnership’s short position in Brent crude oil also contributed to performance. The Partnership’s long positions in futures on bonds contributed to gains in the portfolio during the month.  The Partnership experienced losses during the month on its long futures position on the British Pound.  Futures positions in gold and natural gas also detracted from performance.  The Partnership achieved gains in December 2014.  The decline in the price of oil continued in December resulting in the Partnership’s short futures position in Brent crude oil and light sweet crude oil contributing positively to performance.  Sentiment weighed on Europe leading to relatively poor performance for European equity indices, a lower Euro and higher bund prices. As a result the Partnership’s long futures position in German Bunds and its short futures position in the Euro contributed positively to performance.  The Partnership’s positions in futures contracts on gold, natural gas and the Dow Jones Eurostoxx 50 index detracted from performance.

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

2013

During 2013, the Partnership achieved net realized and unrealized gains of $47,872,800 from all trading; gains of $47,646,838 from trading of derivatives including brokerage commissions paid of $9,288,548. The Partnership incurred total expenses of $26,889,811, including $4,795,781 in incentive fees, $6,699,659  in management fees paid to the General Partner, and $7,700,319 in service and professional fees. The Partnership earned $683,651 in interest income during 2013. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2013 is set forth below.

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

2012

During 2012, the Partnership achieved net realized and unrealized losses of $32,321,837 from all trading; losses of $32,871,279 from trading of derivatives including brokerage commissions paid of $12,092,858. The Partnership incurred total expenses of $28,389,416, including $63,607 in incentive fees, $8,720,244 in management fees paid to the General Partner, and $9,771,677 in service and professional fees. The Partnership earned $1,053,344 in interest income during 2012. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2012 is set forth below.

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

(e)       Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2014.

(f)        Critical Accounting Estimates

The General Partner believes that the Partnership's most critical accounting estimates relate to the valuation of the Partnership's assets.  Futures and options on futures contracts are valued using the primary exchange’s closing price. Foreign currency exchange contracts and foreign cross currency exchange contracts are valued at the mean between the bid and ask prices, which approximates fair value. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. U.S. government agency securities are generally valued based on quoted prices in active markets. Corporate notes are generally valued at fair value. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined using the specific identification cost method.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP) which require the use of certain estimates made by the Partnership’s management.  Actual results could differ from those estimates.  Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2014.  During 2014, the Partnership’s average capitalization was $400,434,990.

Fiscal Year 2014
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$8,543,154	2.13%	$11,201,846	$4,533,803
Commodities	$3,998,653	1.00%	$5,175,582	$2,810,637
Currencies	$4,430,081	1.11%	$6,937,800	$3,065,817
Equities	$10,649,988	2.66%	$15,568,899	$5,254,114

Total	$27,621,876	6.90%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2014.

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2013.  During 2013, the Partnership’s average capitalization was $ 584,401,250.

Fiscal Year 2013
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$4,637,526	0.79%	$6,407,295	$2,207,168
Commodities	$6,377,019	1.09%	$11,012,702	$4,337,218
Currencies	$8,123,308	1.39%	$10,853,130	$6,304,149
Equities	$16,356,697	2.80%	$22,458,663	$8,453,418

Total	$35,494,550	6.07%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Partnership as of December 31, 2014.

Fixed Income Securities

The Partnership has market exposure in instruments (other than treasury positions) held other than for trading in its fixed income portfolio.  JPMIM, an affiliate of the Custodian, has authority to make certain investments on behalf of the Partnership. All securities purchased by JPMIM on behalf of the Partnership will be held in the Partnership’s custody account at the Custodian.  JPMIM will use its best endeavors in the management of the assets of the Partnership but provides no guarantee that any profit or interest will accrue to the Partnership as a result of such management.

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

Each day, Winton’s trading systems sets volatility parameters (known as the “instantaneous forecast standard deviation”) for each position held in the portfolio. The purpose of these parameters is to estimate the likely size of a market shift (whether up or down), in much the same way as the futures exchanges estimate the likely market shift when deciding how to set the initial margin for a future or the daily price limits for a market.  The primary determinant of the daily volatility parameters is the amount of leverage or level of gearing used by the Diversified Program. The derivatives positions’ leverage or gearing may be measured in terms of the Diversified Program’s margin-to-equity ratio in respect of its derivatives positions. This ratio is calculated by dividing the amount of margin posted with the futures commission merchant by the value of the portfolio. The Diversified Program’s long-term annualized volatility target is currently approximately 10%. However, it should be noted that the Diversified Program’s instantaneous forecast standard deviation (defined as the instantaneous risk Winton expects within the 24 hours following that particular instant) may vary outside these limits. In order to target a given level of long-term risk the instantaneous risk is allowed to fluctuate within a range around the long term risk target. In order to achieve the long-term risk target the correlation between different markets is estimated by the Diversified Program, and is employed in the calculation of the overall level of gearing which is regularly reset, typically on a daily basis.  Additionally, from time to time, the long-term standard deviation (defined as the long term average risk that Winton expects over a number of months) may also be above or below these limits, thereby having an impact upon the level of gearing used by the Diversified Program. For example, in the event that exceptional market conditions arise, such as the threat of closure of an exchange or other loss of liquidity, it may be determined to operate the Diversified Program at a lower level of gearing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2014	2014	2014	2014

Interest Income:	$79,709	88,224	98,192	109,064
Net realized and unrealized gains (losses):	43,619,159	4,523,064	22,771,855	(1,040,983)
Expenses:	13,557,445	5,802,381	9,498,337	6,153,547
Net Income (Loss):	30,141,423	(1,191,093)	13,371,710	(7,085,466)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2013	2013	2013	2013

Interest Income:	$137,044	$139,265	$177,218	$230,124
Net realized and unrealized gains (losses):	37,835,665	(6,276,293)	(4,777,918)	30,379,894
Expenses:	11,063,035	7,500,492	8,459,628	9,155,204
Net Income (Loss):	26,909,674	(13,637,520)	(13,060,328)	21,454,814

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

(b)        Management’s Annual Report on Internal Control over Financial Reporting

Altegris Advisors, L.L.C., the general partner of the Partnership, is responsible for the management of the Partnership.  Management of the General Partner (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting was effective.

(c)        Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)         Identification of Directors and Executive Officers

(i)          The Partnership has no officers, directors, or employees.  The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris).  The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates.  Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California.  The General Partner’s managers and executive officers are Jack L. Rivkin, Jon C. Sundt, Matthew C. Osborne, and Kenneth I. McGuire.

Jack L. Rivkin (born 1940) became the Chief Investment Officer, an Executive Vice President and a director of the General Partner’s predecessor entity, APM, in January 2014.  Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of the General Partner (December 2013 to present).  Mr. Rivkin has served as a manager and Executive Vice President of Altegris Services, LLC and Altegris Clearing Solutions, LLC (January 2014 to present).  Mr. Rivkin has served as a manager and Executive Vice President and Chief Investment Officer of Altegris Clearing Solutions (January 2014 to present).  Mr. Rivkin has served as an Executive Vice President of Altegris Holdings (January 2014 to present).  Mr. Rivkin is responsible for general management and oversight of each of the Altegris companies for which he serves as Executive Vice President.  For each company for which he serves as Chief Investment Officer, Mr. Rivkin provides leadership, vision and oversight over the investment management and research process.  Mr. Rivkin became a principal of APM in January 2014 and is also registered with the CFTC and is a member of the NFA as a principal for the following affiliates of the General Partner: (a) Altegris Clearing Solutions LLC as principal (January 2014 to present) and (b) Advisors as a principal (January 2014 to present).  During the past five years, prior to joining Altegris, Mr. Rivkin was CEO of JL Rivkin & Associates, Inc. a firm engaged in the management of existing private and public equity portfolios (January 2002 to December 2013).  Mr. Rivkin earned his Professional Engineering degree from the Colorado School of Mines and his MBA from the Harvard Graduate School of Business Administration.

Jon C. Sundt (born 1961) is the President, CEO and a manager of the General Partner.  Mr. Sundt has also been (1) the President, CEO and a director of Altegris Investments, Inc. (Altegris) (July 2002 to present), a current broker-dealer affiliate of the General Partner, and formerly an IB and CTA; (2) a manager and the President and CEO of Altegris Clearing Solutions, L.L.C. (formerly known as Altegris Partners, L.L.C.) (Clearing Solutions), an IB and CTA and an affiliate of the General Partner (December 2008 to present); (3) a manager and the President and CEO of Altegris Services, L.L.C. (Services), an administrative and operations affiliate of the General Partner (May 2010 to present); and (4) the President and CEO of Altegris Holdings, a holding company which directly owns the General Partner, Altegris, Clearing Solutions and Services (October 2012 to present).  Mr. Sundt became a principal of the General Partner’s predecessor entity, APM, in July 2002.   Mr. Sundt attended the University of California, San Diego.

Matthew C. Osborne (born 1964) has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002.  He has also served as a Vice President of APM (July 2002 to January 2011), and currently serves as Executive Vice President of the General Partner (January 2011 to present).  Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager and Executive Vice President of Clearing Solutions (December 2008 to present); (3) a manager and Executive Vice President of Services (February 2010 to present); and (4) Executive Vice President of Altegris Holdings (October 2012 to present).

Kenneth I. McGuire (born 1958) is the Chief Operating Officer and a manager of the General Partner.  Mr. McGuire also serves as Chief Operating Officer for Advisors (February 2010 to August 2013), and Services (May 2010 to present).  Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings.  His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009).  Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

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

None.

(vi)       Promoters and Control Persons

Not Applicable.

(b)        Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

(c)        Code of Ethics

The Partnership has no employees, officers or directors and is managed by the General Partner.  The General Partner has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with Altegris Funds.  A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Advisors, L.L.C., 1200 Prospect Street, Suite 400, La Jolla, CA  92037.

(d)        Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees.  None of the principals, officers, or employees of the General Partner or Altegris receives compensation from the Partnership.  All persons serving in the capacity of officers or executives of the General Partner, the general partner of the Partnership, are compensated by Altegris and/or an affiliate in respect of their respective positions with such entities.  The General Partner receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests; as well as, 0.0625% (0.75% annually) of all Original Class A Interests, 0.146% (1.75% annually) of all Original Class B Interests, and currently 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests of the Partnership’s management net asset value. The General Partner also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

Altegris receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by Altegris.

Clearing Solutions, in its capacity as Introducing Broker to the Partnership, receives compensation for brokerage-related services.  The Partnership will pay monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually).  If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services.  In any month when the amount in (A) is greater than the amount in (B) above, the Partnership will pay only the amount described in (A) above.

The Partnership has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Partnership or the General Partner.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors.  Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor.  As of February 28, 2015, the General Partner’s general partner interest in the Partnership was valued at $4,005 which constituted approximately 0.001% of the Partnership’s total assets.  As of February 28, 2015, the following managers and executive officers of the General Partner owned Interests in the Partnership:  Jon C. Sundt.  The direct and indirect holding of Interests of each manager and executive officer and the total aggregate ownership of Interests is less than 1% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $4,603,469 for the year ended December 31, 2014.  The Partnership paid to the General Partner administrative fees totaling $959,609 for the year ended December 31, 2014.

The Partnership paid to Altegris Investments, LLC monthly continuing compensation of $646,212 for the year ended December 31, 2014.  Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: (i) a portion of the brokerage commissions paid by the Partnership to Newedge USA, and of the interest income earned on Partnership’s assets held at SGAS, equal to $933,899 for the year ended December 31, 2014.  In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11.  For the year ended December 31, 2014 the Partnership paid monthly brokerage charges of $5,171,366 to Altegris Clearing Solutions.

The Partnership has not and does not make any loans to the General Partner, its affiliates, their respective officers, directors or employees or the immediate family members of any of the foregoing, or to any entity, trust or other estate in which any of the foregoing has any interest, or to any other person.

None of the General Partner, its affiliates, their respective officers, directors and employees or the immediate family members of any of the foregoing, or any entity trust or other estate in which any of the foregoing has any interest has, to date, sold any asset, directly or indirectly, to the Partnership .

The Partnership has no directors, officers or employees and is managed by the General Partner.  The General Partner is managed by certain of its principals, none of whom is independent of the General Partner.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2013 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2014.

FEE CATEGORY	2014	2013

Audit Fees	$42,400	$43,000
Audit-Related Fees	49,950	$47,000
Tax Fees	$136,620	$134,620
All Other Fees	-	-

TOTAL FEES	$228,970	$224,620

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

The managers of the General Partner pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements and balance sheets required by this Item are included herewith, beginning after the signature page hereof, and are incorporated into this Item 15.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

4.1	Third Amended Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC*** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

31.01	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

______________________

* This exhibit is incorporated by reference to the exhibits of the same numbers and descriptions filed with the Partnership’s Registration Statement (File No. 000-53348) filed on July 30, 2008 on Form 10-12G under the Securities Exchange Act of 1934.

** Rockwell Futures Management, Inc. became Altegris Portfolio Management, Inc., which merged with and into Altegris Advisors, L.L.C.

*** Fimat USA, LLC became Newedge USA, LLC.  On January 2, 2015, Newedge USA merged with and into SGAS, with the latter as the surviving entity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015	ALTEGRIS WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.
	By:	/s/ Matthew C. Osborne
	Name:	Matthew C. Osborne
	Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Jon C. Sundt	President, Chief Executive Officer,	March 31, 2015
Jon C. Sundt	Manager (Principal Executive Officer)
(Principal Financial Officer)

/s/ Jack L. Rivkin	Manager	March 31, 2015
Jack L. Rivkin

/s/ Matthew C. Osborne	Executive Vice President, Manager	March 31, 2015
Matthew C. Osborne

/s/ Kenneth I. McGuire	Chief Operating Officer, Manager	March 31, 2015
Kenneth I. McGuire

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers  of Altegris Advisors, L.L.C.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

ALTEGRIS WINTON FUTURES FUND, L.P.
_____________

TABLE OF CONTENTS
_____________

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

ALTEGRIS WINTON FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the Partners of
Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2014, 2013 and 2012 is accurate and complete.

By: /s/ Kenneth I. McGuire
Altegris Portfolio Management, Inc.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris Winton Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income (loss), statements of changes in partners’ capital and financial highlights for each of the three years then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Altegris Winton Futures Fund, L.P. at December 31, 2014 and 2013, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

March 24, 2015

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2014 and DECEMBER 31, 2013
_______________

	2014	2013
ASSETS
Equity in commodity broker account
Restricted cash	$22,022,440	$33,798,434
Restricted foreign currency (cost - $8,261,611 and $15,777,359)	8,179,695	15,867,408
Unrealized gain on open commodity futures contracts	12,671,271	16,363,656
Unrealized gain on open forward contracts	-	187,782

	42,873,406	66,217,280

Cash	53,617,173	11,866,529
Investment securities at value
(cost - $312,979,365 and $462,592,799)	312,933,103	462,621,851
Interest receivable	124,547	315,451

Total assets	$409,548,229	$541,021,111

LIABILITIES
Equity in commodity broker account
Due to broker	$3,401,180	$7,361,117
Foreign currency due to broker (proceeds - $5,106,399 and $3,104,684)	5,055,768	3,122,404
Unrealized loss on open forward contracts	1,988,730	-

	10,445,678	10,483,521

Redemptions payable	12,395,726	24,714,657
Incentive fee payable	8,443,751	4,191,156
Subscriptions received in advance	1,322,331	3,604,011
Commissions payable	511,828	629,796
Management fee payable	357,488	466,800
Service fees payable	339,876	422,953
Advisory fee payable	308,787	406,433
Administrative fee payable	75,607	96,775
Other liabilities	552,257	491,135

Total liabilities	34,753,329	45,507,237

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,919	3,561
Limited Partners	374,790,981	495,510,313

Total partners' capital (Net Asset Value)	374,794,900	495,513,874

Total liabilities and partners' capital	$409,548,229	$541,021,111

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$14,038,000	1/2/2015	Federal Farm Credit Bank Disc Note, 0.01%*	$14,037,996	3.75%
28,900,000	1/16/2015	Federal Home Loan Bank Disc Note, 0.02%*	28,899,769	7.71%
15,600,000	1/28/2015	Federal Home Loan Bank Disc Note, 0.09%*	15,599,782	4.16%
12,000,000	1/16/2015	Federal Home Loan Bank, 0.25%	12,000,312	3.20%
12,000,000	3/20/2015	Federal Home Loan Bank, 0.13%	11,998,236	3.20%
12,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	11,997,888	3.20%
10,000,000	9/18/2015	Federal Home Loan Bank, 0.20%	9,994,210	2.67%
15,000,000	12/1/2015	Federal Home Loan Bank, 0.20%	14,981,910	4.00%
9,400,000	12/8/2015	Federal Home Loan Bank, 0.13%	9,376,387	2.50%
9,400,000	4/17/2015	Federal Home Loan Mortgage Corporation, 0.50%	9,408,930	2.51%
10,000,000	8/28/2015	Federal Home Loan Mortgage Corporation, 0.50%	10,017,500	2.67%
9,000,000	6/1/2015	Federal National Mortgage Association Disc Note, 0.14%*	8,996,625	2.40%
20,000,000	3/16/2015	Federal National Mortgage Association, 0.38%	20,008,800	5.34%
15,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	15,012,540	4.01%
Total U.S. Government Agency Bonds and Notes (cost - $192,377,147)			192,330,885	51.32%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
_______________

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$9,800,000	1/2/2015	Bank of Montreal, 0.10%	$9,800,000	2.61%
12,500,000	1/9/2015	Exxon Mobil Corporation, 0.09%*	12,499,042	3.33%
12,500,000	1/9/2015	General Electric Capital Corporation, 0.07%*	12,499,132	3.33%
12,500,000	1/5/2015	Johnson & Johnson, 0.07%*	12,499,343	3.33%
4,000,000	1/14/2015	Liberty Street Funding LLC, 0.16%*	3,999,549	1.07%
3,360,000	1/14/2015	National Rural Utilities Finance Corporation, 0.13%*	3,359,621	0.90%
9,400,000	1/29/2015	The Norinchukin Bank, 0.17%	9,400,000	2.51%
11,000,000	1/9/2015	Scotia Holdings (US) Inc., 0.13%*	10,998,930	2.93%
6,250,000	1/6/2015	The Shizuoka Bank, Ltd., 0.19%	6,250,000	1.67%
10,900,000	1/2/2015	Sumitomo Mitsui Banking Corporation, 0.16%	10,900,000	2.91%
12,500,000	1/16/2015	Toronto Dominion Holdings (U.S.A.), Inc., 0.09%*	12,498,639	3.33%
9,400,000	1/8/2015	Victory Receivables Corporation, 0.13%*	9,398,747	2.51%
6,500,000	1/2/2015	Working Capital Management Co. L.P., 0.10%*	6,499,215	1.73%
Total Corporate Notes (cost - $120,602,218)			120,602,218	32.16%

Total investment securities (cost - $312,979,365)			$312,933,103	83.48%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 15 - May 15	572		$(311,960)	(0.08)%
Currencies	Mar-15	18		33,467	0.01%
Energy	Jan 15 - Feb 15	130		(1,232,680)	(0.33)%
Interest Rates	Mar 15 - Mar 18	9,279		4,966,154	1.33%
Metals	Jan 15 - Mar 15	360		(1,222,257)	(0.33)%
Stock Indices	Jan 15 - Mar 15	1,661		2,742,025	0.73%
Treasury Rates	Mar-15	914		464,114	0.12%

Total long futures contracts		12,934		5,438,863	1.45%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 15 - May 15	466		582,000	0.16%
Currencies	Mar-15	1,901		2,766,377	0.74%
Energy	Jan 15 - Mar 15	353		2,776,446	0.74%
Interest Rates	Mar 15 - Jun 15	77		(16,451)	0.00%
Metals	Jan 15 - Apr 15	553		1,322,130	0.35%
Stock Indices	Mar-15	117		(198,094)	(0.05)%

Total short futures contracts		3,467		7,232,408	1.94%

Total futures contracts		16,401		$12,671,271	3.39%

LONG FORWARD CONTRACTS:
Currencies	Jan 15 - Jun 15	$208,246,832	(1)	$(3,900,907)	(1.04)%

SHORT FORWARD CONTRACTS:
Currencies`	Jan 15 - Jun 15	$189,600,144	(1)	1,912,177	0.51%

Total forward currency contracts				$(1,988,730)	(0.53)%

(1) Represents the December 31, 2014 U.S. dollar equivalent of the notional amount bought or sold.

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
_______________

	2014	2013	2012
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$76,372,624	$47,307,868	$(10,350,618)
Change in unrealized	(5,868,897)	9,627,518	(10,427,803)
Brokerage commissions	(6,413,798)	(9,288,548)	(12,092,858)

Gain (loss) from trading
derivatives contracts	64,089,929	47,646,838	(32,871,279)

Gain (loss) on trading of securities
Realized	67,746	186,643	372,638
Change in unrealized	(75,314)	(74,721)	(59,221)

Gain (loss) from trading securities	(7,568)	111,922	313,417

Gain (loss) on trading of foreign currency
Realized	(519,450)	277,234	(263,174)
Change in unrealized	(103,614)	(163,194)	499,199

Gain (loss) from trading foreign currency	(623,064)	114,040	236,025

Total trading gains (losses)	63,459,297	47,872,800	(32,321,837)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	375,189	683,651	1,053,344

Expenses
Management fee	4,603,469	6,699,659	8,720,244
Service fees	4,245,801	5,868,451	7,538,297
Advisory fee	4,005,501	5,767,123	7,451,479
Incentive fee	12,826,879	4,795,781	63,607
Professional fees	1,411,772	1,831,868	2,233,380
Administrative fee	959,609	1,408,607	1,817,057
Interest expense	25,326	28,120	36,598
Other expenses	519,555	490,202	528,754

Total expenses	28,597,912	26,889,811	28,389,416

Net investment (loss)	(28,222,723)	(26,206,160)	(27,336,072)

NET INCOME (LOSS)	$35,236,574	$21,666,640	$(59,657,909)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
_______________

		Limited Partners
	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2011	$819,679,427	$67,613,150	$14,128,414	$32,618,457	$320,670,280	$228,961,945	$155,683,526	$3,655

Transfers	-	(726,023)	382,438	-	(2,683,371)	(119,727)	3,146,683	-

Capital additions	140,860,269	966,370	105,815	-	65,254,756	50,686,387	23,846,941	-

Capital withdrawals	(202,095,402)	(12,550,672)	(2,553,644)	-	(78,159,434)	(54,428,008)	(54,403,644)	-

From operations:
Net investment income (loss)	(27,336,072)	(1,790,344)	(257,370)	(544,642)	(15,220,287)	(6,538,002)	(2,985,323)	(104)
Net realized gain (loss) from investments (net of brokerage commissions)	(22,334,012)	(1,703,378)	(357,656)	(844,982)	(8,836,008)	(6,453,816)	(4,138,077)	(95)
Net change in unrealized gain (loss) from investments	(9,987,825)	(728,124)	(163,853)	(382,013)	(3,925,188)	(2,922,199)	(1,866,406)	(42)
Net loss for the year
ended December 31, 2012	(59,657,909)	(4,221,846)	(778,879)	(1,771,637)	(27,981,483)	(15,914,017)	(8,989,806)	(241)

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(3,842,102)	801,035	3,041,067	-

Capital additions	38,749,012	60,024	-	222,000	24,067,834	9,837,426	4,561,728	-

Capital withdrawals	(263,688,163)	(19,315,117)	(5,914,205)	-	(98,638,225)	(99,891,414)	(39,929,202)	-

From operations:
Net investment income (loss)	(26,206,160)	(1,566,813)	(225,760)	(822,956)	(14,096,197)	(6,379,422)	(3,114,880)	(132)

Net realized gain (loss) from investments (net of brokerage commissions)	38,483,197	2,605,581	500,701	2,133,350	15,429,777	10,687,892	7,125,662	234
Net change in unrealized gain (loss) from investments	9,389,603	521,088	165,174	403,160	3,815,638	2,913,936	1,570,562	45
Net income for the year
ended December 31, 2013	21,666,640	1,559,856	440,115	1,713,554	5,149,218	7,222,406	5,581,344	147

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	-	-	-	15,327,825	(783,379)	211,528	(14,755,974)	-

Capital additions	30,590,544	33,989	-	-	13,155,790	6,379,680	11,021,085	-

Capital withdrawals	(186,546,092)	(12,977,201)	(1,370,371)	(34,828,245)	(59,976,398)	(52,263,838)	(25,130,039)	-

From operations:
Net investment income (loss)	(28,222,723)	(1,632,593)	(268,872)	(1,018,814)	(14,786,760)	(6,320,292)	(4,195,162)	(230)
Net realized gain (loss) from investments (net of brokerage commissions)	69,507,122	4,225,565	863,765	3,552,675	30,294,852	17,183,625	13,386,004	636
Net change in unrealized gain (loss) from investments	(6,047,825)	(326,891)	(75,054)	(634,127)	(2,279,626)	(1,516,651)	(1,215,428)	(48)
Net income for the year
ended December 31, 2014	35,236,574	2,266,081	519,839	1,899,734	13,228,466	9,346,682	7,975,414	358

Balances at December 31, 2014	$374,794,900	$22,708,611	$4,959,522	$15,181,688	$169,461,952	$90,830,085	$71,649,123	$3,919

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

On December 31, 2014, pursuant to that certain General Partner Admission Agreement dated as of December 30, 2014 among Altegris Advisors, L.L.C. (“Advisors” or the “General Partner”), Altegris Portfolio Management, Inc. (“APM”) and the Partnership, Advisors, a Delaware limited liability company and an affiliate of APM, was admitted as a general partner of the Partnership effective immediately prior to the Transaction (defined below).  Pursuant to an internal reorganization of APM, then a general partner of Partnership, and certain affiliated entities, APM merged with and into Advisors on December 31, 2014 (the “Transaction”).  By operation of law Advisors then assumed the general partner interest of Partnership previously held by APM.  The officers of Advisors are the same persons with the same titles as the officers of APM prior to the Transaction, and the managers of Advisors were also the directors of APM prior to the Transaction.

B.	Method of Reporting

The Partnership is an investment company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2014 and 2013, and reported amounts of income and expenses for the years ended December 31, 2014, 2013 and 2012.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

Foreign currency exchange contracts and foreign cross currency exchange contracts are valued at the mean between the bid and ask prices, which approximates fair value. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. The Partnership includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2014 and 2013 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2014 and 2013 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2014 and 2013.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2014 and 2013:

December 31, 2014	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets:
Futures contracts (1)	$17,390,894	$-	$-	$17,390,894
Forward currency contracts (1)	-	2,167,485	-	2,167,485
U.S. Government agency
bonds and notes	192,330,885	-	-	192,330,885
Corporate notes	-	120,602,218	-	120,602,218
	$209,721,779	$122,769,703	$-	$332,491,482
Liabilities:
Futures contracts (1)	$(4,719,623)	$-	$-	$(4,719,623)
Forward currency contracts (1)	-	(4,156,215)	-	(4,156,215)
	$(4,719,623)	$(4,156,215)	$-	$(8,875,838)

December 31, 2013	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets:
Futures contracts (1)	$21,739,925	$-	$-	$21,739,925
Forward currency contracts (1)	-	2,042,925	-	2,042,925
U.S. Government agency
bonds and notes	233,419,983	-	-	233,419,983
Corporate notes	-	162,093,478	-	162,093,478
U.S. Treasury Obligations	67,108,390	-	-	67,108,390
	$322,268,298	$164,136,403	$-	$486,404,701

Liabilities:
Futures contracts (1)	$(5,376,269)	$-	$-	$(5,376,269)
Forward currency contracts (1)	-	(1,855,143)	-	(1,855,143)
	$(5,376,269)	$(1,855,143)	$-	$(7,231,412)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2014 and 2013, there were no Level 3 securities.

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

Gains or losses on futures contracts, options on futures contracts and forward currency contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on futures and options on futures contracts include other trading fees and are incurred as an expense when contracts are opened, and are recognized as trading gains and losses.

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of futures contracts in foreign markets and foreign currency forward contracts, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized appreciation (depreciation) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year end, resulting from changes in the exchange rates.

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian.  The Partnership has cash deposited with the Custodian.  Newedge USA, LLC (the “Clearing Broker”) is the Partnership’s commodity broker.  For cash not held with the Clearing Broker the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of December 31, 2014 and 2013 the Partnership did not hold any option contracts.

F.	Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the initial margin. Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain/loss on futures contracts. Due to broker amounts on the Statement of Financial Condition represent the amount of any short fall in the Fund's required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2014 and 2013 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2014 and 2013 are reflected within the Condensed Schedules of Investments.

H.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it may transact business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Foreign Currency Transactions (continued)

Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in the Statements of Income (Loss).

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014 and 2013.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2014, 2013 and 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.  Reclassifications

Certain amounts in the 2013 and 2012 financial statements were reclassified to conform to the 2014 presentation.

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

No Limited Partner of the Partnership shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contributions, except as may be required by law.

B.	Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2014, 2013 and 2012.

NOTE 3 -  RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% to 0.0625% (0.50% annually) for Special Interests of the Partnership's management fee net asset value.

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

Total management fees earned by the General Partner, for the years ended December 31, 2014, 2013 and 2012 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2014, 2013 and 2012, administrative fees for Class A Interests were $608,618, $825,341 and $1,048,576, respectively and administrative fees for Class B Interests were $350,991, $583,266 and $768,481, respectively.  General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker. Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. Altegris Futures, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Newedge USA, LLC, the Partnership’s commodity broker (the “Clearing Broker”) and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Futures, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value.  Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, LLC.  Altegris Clearing Solutions, LLC is registered with the CFTC as an Introducing Broker.

At December 31, 2014 and 2013, respectively, the Partnership had commissions and brokerage fees payable to Altegris Futures of $416,134 and $482,292, and service fees payable to Altegris Investments of $50,980 and $62,886, respectively. The following tables show the fees paid to Altegris Investments and Altegris Futures for the years ended December 31, 2014, 2013 and 2012:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C. (continued)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Altegris Futures - Brokerage
Commission fees	$5,171,366	$7,577,139	$9,807,800
Altegris Investments- Service fees	646,212	825,963	1,149,600
Total	$5,817,578	$8,403,102	$10,957,400

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest achieved from commodity trading (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2014, 2013 and 2012 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. The Advisor receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class B Interests of the Partnership's management fee net asset value. Advisor receives a monthly management fee from the Partnership equal to 0.042% (0.50% annually) for Special Interests of the Partnership's management fee net asset value.  In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the years ended December 31, 2014, 2013 and 2012 management fees for Class A Interests were $1,844,301, $2,501,029 and $3,177,503, respectively, management fees for Class B Interests were $1,063,609, $1,767,472 and $2,328,729, respectively, management fees for Original Class B Interests were $51,579, $85,413 and $130,719, respectively, management fees for Special Interests were $229,731, $315,663 and $317,184, respectively and management fees for Institutional Interests were $816,281, $1,097,546 and $1,497,344, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

General Partner’s Interest, Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the years ended December 31, 2014, 2013 and 2012 service fees for General Partner’s Interest, were $73, $70 and $71, respectively, service fees for Class A Interests were $3,689,291,

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -  SERVICE FEES (CONTINUED)

$4,994,432 and $6,304,842, respectively, service fees for Original Class A Interests were $541,253, $850,225 and $1,199,154, respectively and service fees for Institutional Interests were $15,184, $23,724 and $34,230, respectively.  Class B, Original Class B and Special Interests did not get charged the service fees. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures, options on futures, and forward currency contracts for the purpose of achieving capital appreciation.  None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”), nor are they used for other risk management purposes.  The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters.  Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts at December 31, 2014 and 2013.  The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$717,593	$(447,553)	$270,040
Currencies	2,814,919	(15,075)	2,799,844
Energy	2,780,157	(1,236,391)	1,543,766
Interest Rates	5,942,063	(992,360)	4,949,703
Metals	1,322,342	(1,222,469)	99,873
Stock Indices	3,282,258	(738,327)	2,543,931
Treasury Rates	531,562	(67,448)	464,114
	$17,390,894	$(4,719,623)	$12,671,271
Forward Currency Contracts	$2,167,485	$(4,156,215)	$(1,988,730)
Total Gross Fair Value of Derivatives Contracts	$19,558,379	$(8,875,838)	$10,682,541

December 31, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$2,192,246	$(714,872)	$1,477,374
Currencies	3,919,970	(72,081)	3,847,889
Energy	402,001	(440,838)	(38,837)
Interest Rates	980,354	(3,039,982)	(2,059,628)
Metals	1,968,925	(558,884)	1,410,041
Stock Indices	12,032,616	(1,565)	12,031,051
Treasury Rates	243,813	(548,047)	(304,234)
	$21,739,925	$(5,376,269)	$16,363,656
Forward Currency Contracts	$2,042,925	$(1,855,143)	$187,782
Total Gross Fair Value of Derivatives Contracts	$23,782,850	$(7,231,412)	$16,551,438

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2014, 2013 and 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year ended December 31, 2014

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$(3,622,872)	$(1,207,334)
Currencies	15,721,422	(1,048,045)
Energy	17,811,994	1,582,603
Interest Rates	34,111,784	7,009,331
Metals	(213,214)	(1,310,168)
Stock Indices	7,647,480	(9,487,120)
Treasury Rates	8,102,452	768,348
	$79,559,046	$(3,692,385)	138,421
Forward Currency Contracts	$(3,186,422)	$(2,176,512)	$991,206,090,466	(1)
Total gain (loss) from derivatives contracts	$76,372,624	$(5,868,897)

Year ended December 31, 2013

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$8,520,125	$1,931,276
Currencies	19,944,966	(4,452,030)
Energy	(11,721,625)	487,943
Interest Rates	(17,259,411)	(3,841,913)
Metals	6,156,092	6,347,057
Stock Indices	56,218,415	9,172,334
Treasury Rates	(10,919,057)	555,345
	$50,939,505	$10,200,012	180,308
Forward Currency Contracts	$(3,631,637)	$(572,494)	$960,719,322,833	(1)
Total gain (loss) from derivatives contracts	$47,307,868	$9,627,518

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2012

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$(10,896,031)	$932,474
Currencies	(18,329,967)	(481,489)
Energy	(15,167,175)	(1,648,915)
Interest Rates	40,624,631	(5,881,488)
Metals	(13,677,916)	(2,603,011)
Stock Indices	1,184,942	2,068,792
Swapnote Future	10,037	(2,535)
Treasury Rates	8,844,892	(3,405,235)
	$(7,406,587)	$(11,021,407)	222,906
Options on Futures Contracts
Stock Indices	$336,250	$(31,198)
	$336,250	$(31,198)	1,420
Forward Currency Contracts	$(3,280,281)	$624,802	$212,342,185,003	(1)
Total gain (loss) from derivatives contracts	$(10,350,618)	$(10,427,803)

(1)	Represents the U.S. dollar equivalent of the notional amount bought or sold during the years ended December 31, 2014, 2013 and 2012. The number of contracts closed using average cost for long contracts of 702,178, 890,635 and 1,276,262 and short contracts of (634,673), (938,097) and (1,659,259) for the years ended December 31, 2014, 2013 and 2012.

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

NOTE 7 -  FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,167,485	(2,167,485)	-	-	-	-
Commodity futures contracts	17,390,894	(4,719,623)	12,671,271	-	-	12,671,271
Total	19,558,379	(6,887,108)	12,671,271	-	-	12,671,271

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(4,156,215)	2,167,485	(1,988,730)	-	-	(1,988,730)
Commodity futures contracts	(4,719,623)	4,719,623	-	-	-	-
Total	(8,875,838)	6,887,108	(1,988,730)	-	-	(1,988,730)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,042,925	(1,855,143)	187,782	-	-	187,782
Commodity futures contracts	21,739,925	(5,376,269)	16,363,656	-	-	16,363,656
Total	23,782,850	(7,231,412)	16,551,438	-	-	16,551,438

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,855,143)	1,855,143	-	-	-	-
Commodity futures contracts	(5,376,269)	5,376,269	-	-	-	-
Total	(7,231,412)	7,231,412	-	-	-	-

(1) Does not include maintenance margin deposits held at the Clearing Broker of $30,202,135 for 2014 and $49,665,842 for 2013, respectively.

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

All of the contracts, with the exception of forward currency contracts, currently traded by the Partnership are exchange traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the-counter transactions, the Partnership must rely solely on the credit of its respective individual counterparties.  However, in the future, if the Partnership were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.

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
_______________

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2014, 2013 and 2012.  This information has been derived from information presented in the financial statements.

	December 31, 2014
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	13.33%	14.48%	14.64%	11.32%	13.53%	14.44%
Incentive fees	(3.28)%	(3.32)%	(3.21)%	(3.26)%	(3.29)%	(3.31)%

Total return after incentive fees	10.05%	11.16%	11.43%	8.06%	10.24%	11.13%

Ratio to average net asset value
Expenses prior to incentive fees	3.26%	2.22%	2.12%	5.11%	3.10%	2.24%
Incentive fees	2.96%	3.11%	2.80%	3.11%	3.05%	3.03%

Total expenses	6.22%	5.33%	4.92%	8.22%	6.15%	5.27%

Net investment (loss) (1)	(3.17)%	(2.14)%	(2.02)%	(5.02)%	(3.00)%	(2.16)%

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

Effective January 1, 2015, Altegris Advisors, L.L.C. became the sole General Partner of the Partnership.

From January 1, 2015 through March 24, 2015, the Partnership had subscriptions of $7,666,234 and redemptions of $7,734,983.