Form 10-Q
period 2015-03-31
Altegris Winton Futures Fund, L.P.
filed 2015-05-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

c/o ALTEGRIS ADVISORS L.L.C.
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

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2015 (Unaudited) and DECEMBER 31, 2014 (Audited)
_______________

	2015	2014
ASSETS
Equity in commodity broker account
Cash	$6,597,042	$—
Restricted cash	28,926,515	22,022,440
Restricted foreign currency (cost - $12,505,736 and $8,261,611)	12,507,519	8,179,695
Unrealized gain on open commodity futures contracts	8,457,957	12,671,271

	56,489,033	42,873,406

Cash	11,354,424	53,617,173
Investment securities at value
(cost - $335,496,402 and $312,979,365)	335,483,393	312,933,103
Interest receivable	97,563	124,547

Total assets	$403,424,413	$409,548,229

LIABILITIES
Equity in commodity broker account
Due to broker	$—	$3,401,180
Foreign currency due to broker
(proceeds - $5,286,300 and $5,106,399)	5,287,053	5,055,768
Unrealized loss on open forward contracts	252,830	1,988,730

	5,539,883	10,445,678

Redemptions payable	4,766,967	12,395,726
Incentive fee payable	4,338,981	8,443,751
Subscriptions received in advance	2,638,047	1,322,331
Commissions payable	484,938	511,828
Management fee payable	349,177	357,488
Service fees payable	345,941	339,876
Advisory fee payable	301,986	308,787
Administrative fee payable	73,664	75,607
Other liabilities	484,547	552,257

Total liabilities	19,324,131	34,753,329

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	4,069	3,919
Limited Partners	384,096,213	374,790,981

Total partners' capital (Net Asset Value)	384,100,282	374,794,900

Total liabilities and partners' capital	$403,424,413	$409,548,229

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2015 (Unaudited)
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$10,681,000	4/1/2015	Federal Farm Credit Bank Disc Note, 0.00%*	$10,681,000	2.78%
16,600,000	4/8/2015	Federal Home Loan Bank Disc Note, 0.03%*	16,599,867	4.32%
16,600,000	4/10/2015	Federal Home Loan Bank Disc Note, 0.03%*	16,599,834	4.32%
12,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	12,000,420	3.12%
13,300,000	9/14/2015	Federal Home Loan Bank, 0.20%	13,299,827	3.46%
10,000,000	9/18/2015	Federal Home Loan Bank, 0.20%	9,999,520	2.60%
13,300,000	9/25/2015	Federal Home Loan Bank, 0.20%	13,295,212	3.46%
15,000,000	12/1/2015	Federal Home Loan Bank, 0.20%	14,989,965	3.90%
9,400,000	12/8/2015	Federal Home Loan Bank, 0.13%	9,388,034	2.44%
33,071,000	4/1/2015	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	33,071,000	8.61%
9,400,000	4/17/2015	Federal Home Loan Mortgage Corporation, 0.50%	9,401,758	2.45%
10,000,000	8/28/2015	Federal Home Loan Mortgage Corporation, 0.50%	10,012,980	2.61%
18,100,000	4/15/2015	Federal National Mortgage Association Disc Note, 0.03%*	18,099,824	4.71%
9,000,000	6/1/2015	Federal National Mortgage Association Disc Note, 0.06%*	8,999,073	2.34%
15,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	15,013,050	3.91%
6,372,000	7/28/2015	Federal National Mortgage Association, 2.375%	6,417,955	1.67%
13,900,000	9/28/2015	Federal National Mortgage Association, 0.50%	13,920,002	3.62%
Total U.S. Government Agency Bonds and Notes (cost - $231,802,330)			231,789,321	60.32%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$6,700,000	4/8/2015	DCAT, LLC, 0.23%*	$6,698,604	1.74%
9,000,000	4/23/2015	Gotham Funding Corporation, 0.16%*	8,998,852	2.34%
6,000,000	4/25/2015	Liberty Street Funding LLC, 0.16%*	5,999,497	1.56%
10,100,000	4/24/2015	PACCAR Financial Corp., 0.13%*	10,099,242	2.63%
10,000,000	4/24/2015	Sumitomo Mitsui Banking Corporation, 0.17%*	10,000,000	2.60%
10,000,000	4/24/2015	Sumitomo Mitsui Trust Bank, Limited, 0.17%*	10,000,000	2.60%
10,000,000	4/29/2015	The Chiba Bank, Ltd., 0.19%*	10,000,000	2.60%
5,500,000	4/2/2015	The Shizuoka Bank, Ltd., 0.16%*	5,500,000	1.43%
13,000,000	4/13/2015	The Toronto-Dominion Bank, 0.13%*	13,000,325	3.39%
13,400,000	4/8/2015	Toyota Motor Credit Corporation, 0.06%*	13,398,921	3.49%
10,000,000	4/10/2015	Working Capital Management Co. L.P., 0.14%*	9,998,631	2.61%
Total Corporate Notes (cost - $103,694,072)			103,694,072	26.99%

Total investment securities (cost - $335,496,402)			$335,483,393	87.31%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2015 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 15 - Jul 15	281		$(219,800)	(0.06)%
Currencies	Jun-15	145		55,934	0.01%
Energy	Apr 15 - May 15	177		(273,900)	(0.07)%
Interest Rates	Jun 15 - Jun 18	12,044		5,167,567	1.35%
Metals	May-15	148		(174,199)	(0.05)%
Stock Indices	Apr 15 - Jun 15	2,626		810,880	0.21%
Treasury Rates	Jun-15	1,377		1,673,542	0.44%

Total long futures contracts		16,798		7,040,024	1.83%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 15 - Sep 15	812		1,480,371	0.39%
Currencies	Jun-15	1,500		227,697	0.06%
Energy	Apr 15 - Sep 15	591		945,467	0.25%
Interest Rates	Jun 15 - Sep 15	10		4	0.00%
Metals	May 15 - Feb 16	618		(1,207,721)	(0.31)%
Stock Indices	Jun-15	20		(27,885)	(0.01)%

Total short futures contracts		3,551		1,417,933	0.38%

Total futures contracts		20,349		$8,457,957	2.21%

LONG FORWARD CONTRACTS:
Currencies	Apr 15 - Sep 15	$187,657,577	(1)	$(488,850)	(0.13)%

SHORT FORWARD CONTRACTS:
Currencies	Apr 15 - Sep 15	$187,910,408	(1)	236,020	0.06%

Total forward currency contracts				$(252,830)	(0.07)%

(1)	Represents the March 31, 2015 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014 (Audited)
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
DECEMBER 31, 2014 (Audited)
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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014 (Audited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 15 - May 15	572		$(311,960)	(0.08)%
Currencies	Mar-15	18		33,467	0.01%
Energy	Jan 15 - Feb 15	130		(1,232,680)	(0.33)%
Interest Rates	Mar 15 - Mar 18	9,279		4,966,154	1.33%
Metals	Jan 15 - Mar 15	360		(1,222,257)	(0.33)%
Stock Indices	Jan 15 - Mar 15	1,661		2,742,025	0.73%
Treasury Rates	Mar-15	914		464,114	0.12%

Total long futures contracts		12,934		5,438,863	1.45%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 15 - May 15	466		582,000	0.16%
Currencies	Mar-15	1,901		2,766,377	0.74%
Energy	Jan 15 - Mar 15	353		2,776,446	0.74%
Interest Rates	Mar 15 - Jun 15	77		(16,451)	0.00%
Metals	Jan 15 - Apr 15	553		1,322,130	0.35%
Stock Indices	Mar-15	117		(198,094)	(0.05)%

Total short futures contracts		3,467		7,232,408	1.94%

Total futures contracts		16,401		$12,671,271	3.39%

LONG FORWARD CONTRACTS:
Currencies	Jan 15 - Jun 15	$208,246,832	(1)	$(3,900,907)	(1.04)%

SHORT FORWARD CONTRACTS:
Currencies	Jan 15 - Jun 15	$189,600,144	(1)	1,912,177	0.51%

Total forward currency contracts				$(1,988,730)	(0.53)%

(1)	Represents the December 31, 2014 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)
_______________

	2015	2014
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$25,690,639	$6,803,005
Change in unrealized	(2,477,414)	(7,873,161)
Brokerage commissions	(1,437,038)	(1,801,901)

Gain (loss) from trading derivatives contracts	21,776,187	(2,872,057)

Gain (loss) on trading of securities
Realized	28,176	19,546
Change in unrealized	33,253	6,347

Gain (loss) from trading securities	61,429	25,893

Gain (loss) on trading of foreign currency
Realized	(113,194)	11,314
Change in unrealized	32,315	(8,034)

Gain (loss) from trading foreign currency	(80,879)	3,280

Total trading gains (losses)	21,756,737	(2,842,884)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	92,909	109,064

Expenses
Management fee	1,041,216	1,282,183
Service fees	994,440	1,148,909
Advisory fee	900,180	1,122,273
Professional fees	310,960	386,529
Administrative fee	219,404	264,914
Incentive fee	4,338,981	5,475
Interest expense	1,149	5,053
Other expenses	148,283	136,310

Total expenses	7,954,613	4,351,646

Net investment loss	(7,861,704)	(4,242,582)

NET INCOME (LOSS)	$13,895,033	$(7,085,466)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	—	—	—	(217,101)	(652,040)	80,189	788,952	—

Capital additions	6,927,543	—	—	—	5,279,686	578,007	1,069,850	—

Capital withdrawals	(41,533,497)	(4,121,873)	(651,789)	—	(15,632,647)	(12,523,755)	(8,603,433)	—

From operations:
Net investment loss	(4,242,582)	(242,811)	(29,121)	(149,453)	(2,461,311)	(883,772)	(476,088)	(26)
Net realized gain (loss) from investments (net of brokerage commissions)	5,031,964	315,829	56,701	352,849	2,128,916	1,267,489	910,142	38
Net change in unrealized gain (loss) from investments	(7,874,848)	(506,966)	(89,610)	(532,074)	(3,269,152)	(2,053,587)	(1,423,401)	(58)
Net income for the three months ended March 31, 2014	(7,085,466)	(433,948)	(62,030)	(328,678)	(3,601,547)	(1,669,870)	(989,347)	(46)

Balances at March 31, 2014	$453,822,454	$28,829,921	$5,096,235	$32,236,595	$189,230,925	$113,620,604	$84,804,659	$3,515

Balances at December 31, 2014	$374,794,900	$22,708,611	4,959,522	15,181,688	169,461,952	90,830,085	71,649,123	3,919

Transfers	—	—	—	—	(329,894)	—	329,894	—

Capital additions	8,124,012	80,333	—	62,000	5,695,674	1,488,921	797,084	—

Capital withdrawals	(12,713,663)	(201,308)	(134,644)	—	(5,377,062)	(4,875,784)	(2,124,865)	—

From operations:
Net investment loss	(7,861,704)	(444,499)	(84,367)	(249,626)	(4,134,174)	(1,725,019)	(1,223,942)	(77)
Net realized gain (loss) from investments (net of brokerage commissions)	24,168,583	1,462,639	320,414	985,206	11,014,680	5,783,463	4,601,928	253
Net change in unrealized gain (loss) from investments	(2,411,846)	(147,725)	(32,853)	(101,205)	(1,136,347)	(549,072)	(444,618)	(26)
Net loss for the three months ended March 31, 2015	13,895,033	870,415	203,194	634,375	5,744,159	3,509,372	2,933,368	150

Balances at March 31, 2015	$384,100,282	$23,458,051	$5,028,072	$15,878,063	$175,194,829	$90,952,594	$73,584,604	$4,069

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris Winton Futures Fund, L.P. (f/k/a Winton Futures Fund, L.P. (US)) (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership, as amended and restated from time to time (“Agreement”). The Partnership's general partner is Altegris Advisors, L.L.C. (“Advisors” or the “General Partner”). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B.	Method of Reporting

The Partnership is an investment company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2015 and December 31, 2014, and reported amounts of income and expenses for the three months ended March 31, 2015 and 2014, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the financial statements for the interim period.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2015 or December 31, 2014 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2015 or December 31, 2014 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the period ended March 31, 2015 and the year ended December 31, 2014.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2015 and December 31, 2014:

March 31, 2015	Level 1	Level 2	Level 3	Balance as of March 31, 2015
Assets:
Futures contracts (1)	$11,413,920	$—	$—	$11,413,920
Forward currency contracts (1)	—	961,156	—	961,156
U.S. Government agency
bonds and notes	231,789,321	—	—	231,789,321
Corporate notes	—	103,694,072	—	103,694,072

	$243,203,241	$104,655,228	$—	$347,858,469

Liabilities:
Futures contracts (1)	$(2,955,963)	$—	$—	$(2,955,963)
Forward currency contracts (1)	—	(1,213,986)	—	(1,213,986)

	$(2,955,963)	$(1,213,986)	$—	$(4,169,949)

December 31, 2014	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets:
Futures contracts (1)	$17,390,894	$—	$—	$17,390,894
Forward currency contracts (1)	—	2,167,485	—	2,167,485
U.S. Government agency
bonds and notes	192,330,885	—	—	192,330,885
Corporate notes	—	120,602,218	—	120,602,218

	$209,721,779	$122,769,703	$—	$332,491,482

Liabilities:
Futures contracts (1)	$(4,719,623)	$—	$—	$(4,719,623)
Forward currency contracts (1)	—	(4,156,215)	—	(4,156,215)

	$(4,719,623)	$(4,156,215)	$—	$(8,875,838)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the period ended March 31, 2015 and the year ended December 31, 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2015 and the year ended December 31, 2014, there were no Level 3 securities.

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

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. Societe Generale (the “Clearing Broker”) is the Partnership’s commodity broker. For cash not held with the Clearing Broker the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of March 31, 2015 and December 31, 2014 the Partnership did not hold any option contracts.

F.	Futures Contracts

The Partnership may engage in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the initial margin. Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain/loss on futures contracts. Due to broker amounts on the Statements of Financial Condition represent the amount of any short fall in the Fund's required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

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

The Partnership maintains a custody account with JPMorgan Chase Bank, N.A. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015 and December 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2015 and for the year ended December 31, 2014.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 2 -	PARTNERS’ CAPITAL (CONTINUED)

B.	Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months March 31, 2015 and 2014.

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

Total management fees earned by the General Partner, for the three months ended March 31, 2015 and 2014 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2015, administrative fees for Class A and Class B Interests were $143,555 and $75,849, respectively. For the three months ended March 31, 2014, administrative fees for Class A and Class B Interests were $165,346 and $99,568, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C.	Altegris Investments, Inc. and Altegris Clearing Solutions, L.L.C.

Altegris Investments, Inc. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC. Altegris Clearing Solutions, L.L.C. (“Altegris Clearing Solutions”), an affiliate of the General Partner and an introducing broker registered with the CFTC, became the Partnership’s introducing broker. Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 -	RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Clearing Solutions, L.L.C. (continued)

Altegris Investments that are outstanding at month end. Altegris Clearing Solutions, as the Partnership’s introducing broker, receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and Altegris Clearing Solutions, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At March 31, 2015 and December 31, 2014, respectively, the Partnership had commissions and brokerage fees payable to Altegris Clearing Solutions of $364,338 and $416,134, and service fees payable to Altegris Investments of $51,138 and $50,980, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Altegris Clearing Solutions -
Brokerage Commission fees	$1,161,367	$1,452,256
Altegris Investments- Service fees	151,984	174,414
Total	$1,313,351	$1,626,670

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 -	ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement). Total incentive fees earned by the Advisor for the three months ended March 31, 2015 and 2014 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. The Advisor receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class B Interests of the Partnership's management fee net asset value. Advisor receives a monthly management fee from the Partnership equal to 0.042% (0.50% annually) for Special Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2015, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $435,046, $229,862, $12,663, $38,929 and $183,680, respectively. For the three months ended March 31, 2014, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $501,049, $301,721, $13,878, $80,798 and $224,827, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 -	SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2015, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $20, $874,835, $116,621 and $2,964, respectively. For the three months ended March 31, 2014, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $18, $988,612, $156,067 and $4,212, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at March 31, 2015 and December 31, 2014. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 -	FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

March 31, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$1,594,515	$(333,944)	$1,260,571
Currencies	652,221	(368,590)	283,631
Energy	973,719	(302,152)	671,567
Interest Rates	5,232,805	(65,234)	5,167,571
Metals	79,595	(1,461,515)	(1,381,920)
Stock Indices	1,207,523	(424,528)	782,995
Treasury Rates	1,673,542	—	1,673,542

	$11,413,920	$(2,955,963)	$8,457,957

Forward Currency Contracts	$961,156	$(1,213,986)	$(252,830)

Total Gross Fair Value of Derivatives Contracts	$12,375,076	$(4,169,949)	$8,205,127

December 31, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$717,593	$(447,553)	$270,040
Currencies	2,814,919	(15,075)	2,799,844
Energy	2,780,157	(1,236,391)	1,543,766
Interest Rates	5,942,063	(992,360)	4,949,703
Metals	1,322,342	(1,222,469)	99,873
Stock Indices	3,282,258	(738,327)	2,543,931
Treasury Rates	531,562	(67,448)	464,114

	$17,390,894	$(4,719,623)	$12,671,271

Forward Currency Contracts	$2,167,485	$(4,156,215)	$(1,988,730)

Total Gross Fair Value of Derivatives Contracts	$19,558,379	$(8,875,838)	$10,682,541

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 -	FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2015 and 2014.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended March 31, 2015
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(56,325)	$990,531
Currencies	11,375,686	(2,516,213)
Energy	1,312,124	(872,199)
Interest Rates	7,837,248	217,868
Metals	(712,964)	(1,481,793)
Stock Indices	8,865,738	(1,760,936)
Treasury Rates	191,267	1,209,428

	$28,812,774	$(4,213,314)	24,731

Forward Currency Contracts	$(3,122,135)	$1,735,900	$220,339,871,003	(1)

Total gain (loss) from derivatives contracts	$25,690,639	$(2,477,414)

Three Months ended March 31, 2014
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(722,954)	$2,712,176
Currencies	4,934,610	(4,808,993)
Energy	593,364	(320,959)
Interest Rates	5,240,223	3,189,618
Metals	(3,521,557)	(363,099)
Stock Indices	3,187,697	(9,560,492)
Treasury Rates	(1,047,937)	(251,032)

	$8,663,446	$(9,402,781)	38,403

Forward Currency Contracts	$(1,860,441)	$1,529,620	$272,879,310,418	(1)

Total gain (loss) from derivatives contracts	$6,803,005	$(7,873,161)

(1)
Represents the notional amount bought or sold during the three months ended March 31, 2015 and 2014. The number of contracts closed using average cost for long contracts of 545,057 and 717,523 and short contracts of (536,244) and (682,956) for the three months ended March 31, 2015 and 2014.

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

Offsetting the Financial Assets and Derivative Assets

As of March 31, 2015				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities available to offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	$961,156	$(961,156)	$—	$—	$—	$—
Commodity futures contracts	11,413,920	(2,955,963)	8,457,957	—	—	8,457,957
Total	$12,375,076	$(3,917,119)	$8,457,957	$—	$—	$8,457,957

Offsetting the Financial Liabilities and Derivative Liabilities

As of March 31, 2015				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets available to offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	$(1,213,986)	$961,156	$(252,830)	$—	$—	$(252,830)
Commodity futures contracts	(2,955,963)	2,955,963	—	—	—	—
Total	$(4,169,949)	$3,917,119	$(252,830)	$—	$—	$(252,830)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 -	FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

As of December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities available to offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	$2,167,485	$(2,167,485)	$—	$—	$—	$—
Commodity futures contracts	17,390,894	(4,719,623)	12,671,271	—	—	12,671,271
Total	$19,558,379	$(6,887,108)	$12,671,271	$—	$—	$12,671,271

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets available to offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	$(4,156,215)	$2,167,485	$(1,988,730)	$—	$—	$(1,988,730)
Commodity futures contracts	(4,719,623)	4,719,623	—	—	—	—
Total	$(8,875,838)	$6,887,108	$(1,988,730)	$—	$—	$(1,988,730)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $41,434,034 for 2015 and $30,202,135 for 2014, respectively.

NOTE 8 -	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2015
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	4.99%	5.25%	5.32%	4.52%	5.04%	5.25%
Incentive fees	(1.15)%	(1.15)%	(1.16)%	(1.15)%	(1.16)%	(1.16)%

Total return after incentive fees	3.84%	4.10%	4.16%	3.37%	3.88%	4.09%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.24%	1.98%	5.12%	3.09%	2.26%
Incentive fees (3)	1.13%	1.14%	1.13%	1.14%	1.15%	1.13%

Total expenses	4.38%	3.38%	3.11%	6.26%	4.24%	3.39%

Net investment (loss) (1) (2)	(3.15)%	(2.14)%	(1.88)%	(5.02)%	(2.99)%	(2.16)%

	Three months ended March 31, 2014
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.30)%	(1.05)%	(0.99)%	(1.75)%	(1.26)%	(1.06)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.30)%	(1.05)%	(0.99)%	(1.75)%	(1.26)%	(1.06)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.24%	2.23%	1.94%	5.09%	3.07%	2.25%
Incentive fees (3)	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%

Total expenses	3.24%	2.23%	1.94%	5.10%	3.07%	2.25%

Net investment (loss) (1) (2)	(3.14)%	(2.14)%	(1.85)%	(5.01)%	(2.97)%	(2.16)%

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

From April 1, 2015 through May 15, 2015, the Partnership had subscriptions of $2,752,377 and redemptions of $6,174,161.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

Capital Resources

The Partnership raises additional capital only through the sale of Interests and capital is increased through trading profits (if any) and interest income. The Partnership does not engage in borrowing, outside of the margin required as part of its trading activities as discussed in the paragraphs below.

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

Performance Summary

Three Months Ended March 31, 2015

During the first quarter of 2015, the Partnership achieved net realized and unrealized gains of $21,756,737 from its trading activities, net of brokerage commissions of $1,437,038. The Partnership incurred total expenses of $7,954,613, including $1,041,216 in management fees paid to the General Partner, $4,338,981in incentive fees, and $1,305,400 in service and professional fees. The Partnership earned $92,909 in interest income during the first quarter of 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2015 is set forth below.

First Quarter 2015. The Partnership experienced a gain in January 2015. The most dramatic market moving event in January was probably the decision by the Swiss Central Bank to remove the cap on the strength of the Swiss Franc against the Euro. Other market moving events during the month were the European Central Bank affirming their commitment to Quantitative Easing and the election of an anti-austerity government in Greece. The net effect on the Partnership’s futures positions in currencies was a loss in the CHF-USD dollar position being offset by a gain in the EUR-USD dollar position. The Partnership achieved gains in its trading of futures contracts in European bonds and US government bonds. The Partnership also benefited from its short position in futures contracts in the energy sector. The Partnership experienced a slight gain in February 2015. The Partnership’s long futures position in stock indices contributed to the Partnership’s gains. The Partnership experienced losses on its short positions in Brent Crude and RBOB gasoline. Losses were also incurred from long futures positions in U.S. 10-year and 5-year Treasury Notes. The Partnership’s performance was adversely impacted by its short positions in British Pound. The Partnership experienced a gain in March 2015. The European Central Bank initiated their quantitative easing program in March. Economic commentators speculated over the Federal Reserve Chairwoman’s, Janet Yellen, removal of the word “patient”. The change in her language upheld the possibility of U.S. rate rises later in the year, however, the market’s perception was dovish following the Federal Reserve’s downward revision of growth and inflation expectations. Both central banking events contributed to global equity markets oscillating their way through the month. The Partnership achieved gains in its trading in futures contracts in Bunds and Eurodollars. The short futures position on the Euro against the dollar made significant positive contribution to performance. Short positions in Brent Crude Oil and RBOB Gasoline also contributed positively to performance. The Partnership’s short position in futures on copper experienced losses after copper rallied strongly against news of the world’s second largest copper mine halting production over labor disputes.

Three Months Ended March 31, 2014

During the first quarter of 2014, the Partnership achieved net realized and unrealized losses of $2,842,884 from its trading activities, net of brokerage commissions of $1,801,901. The Partnership incurred total expenses of $4,351,646, including $1,282,183 in management fees paid to the General Partner, and $1,535,438 in service and professional fees. The Partnership earned $109,064 in interest income during the first quarter of 2014. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2014 is set forth below.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2015.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2014 are not material.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 31, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2015:

Month	Amount Redeemed
January 31, 2015	$ 3,400,589
February 28, 2015	$ 4,334,394
March 31, 2015	$ 4,978,681

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

The following exhibit is incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Current Report on Form 8-K (File No. 000-53348) filed on April 18, 2011.

Exhibit Number	Description of Document
3.01	Amendment to the Certificate of Formation of Winton Futures Fund, L.P. (US), changing the registrant’s name to Altegris Winton Futures Fund, L.P.

The following exhibit is incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Quarterly Report on Form 10-Q (File No. 000-53348) filed on November 14, 2014.

Exhibit Number	Description of Document
10.04	Amendment dated July 1, 2014 to Advisory Contract

The following exhibit is incorporated herein by reference from the exhibit of the same number and description filed with the registrant’s Annual Report on Form 10-K (File No. 000-53348) filed on March 31, 2015.

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

**	Rockwell Futures Management, Inc. became Altegris Portfolio Management, Inc., which merged with and into Altegris Advisors, L.L.C.
***	Fimat USA, LLC became Newedge USA, LLC. On January 2, 2015, Newedge USA merged with and into SGAS, with the latter as the surviving entity.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jon C. Sundt
Jon C. Sundt, President (principal executive officer and principal financial officer)