Form 10-Q
period 2015-06-30
Altegris Winton Futures Fund, L.P.
filed 2015-08-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
FINANCIAL STATEMENTS
JUNE 30, 2015

ALTEGRIS WINTON FUTURES FUND, L.P.
____________

TABLE OF CONTENTS
_____________

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 29

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2015 (Unaudited) and DECEMBER 31, 2014 (Audited)
_______________

	2015	2014
ASSETS
Equity in commodity broker account
Cash	$4,168,951	$-
Restricted cash	24,567,806	22,022,440
Restricted foreign currency (cost - $7,164,432 and $8,261,611)	7,200,655	8,179,695
Unrealized gain on open commodity futures contracts	-	12,671,271
Unrealized gain on open forward contracts	433,293	-

	36,370,705	42,873,406

Cash	14,440,770	53,617,173
Investment securities at value
(cost - $311,646,611 and $312,979,365)	311,646,904	312,933,103
Interest receivable	186,752	124,547

Total assets	$362,645,131	$409,548,229

LIABILITIES
Equity in commodity broker account
Due to broker	$-	$3,401,180
Foreign currency due to broker
(proceeds - $1,424,205 and $5,106,399)	1,431,407	5,055,768
Unrealized loss on open commodity futures contracts	1,513,502	-
Unrealized loss on open forward contracts	-	1,988,730

	2,944,909	10,445,678

Redemptions payable	5,691,716	12,395,726
Incentive fee payable	-	8,443,751
Subscriptions received in advance	3,525,756	1,322,331
Commissions payable	442,684	511,828
Management fee payable	319,635	357,488
Service fees payable	332,243	339,876
Advisory fee payable	287,662	308,787
Administrative fee payable	69,974	75,607
Other liabilities	536,160	552,257

Total liabilities	14,150,739	34,753,329

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,775	3,919
Limited Partners	348,490,617	374,790,981

Total partners' capital (Net Asset Value)	348,494,392	374,794,900

Total liabilities and partners' capital	$362,645,131	$409,548,229

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2015 (Unaudited)
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$42,241,000	7/1/2015	Federal Farm Credit Bank Disc Note, 0.00%*	$42,241,000	12.12%
15,000,000	12/1/2015	Federal Home Loan Bank, 0.20%	15,004,335	4.30%
13,300,000	9/14/2015	Federal Home Loan Bank, 0.20%	13,302,301	3.82%
13,300,000	9/25/2015	Federal Home Loan Bank, 0.20%	13,302,873	3.82%
12,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	12,001,476	3.44%
12,000,000	4/20/2016	Federal Home Loan Bank, 0.25%	11,993,400	3.44%
10,000,000	9/18/2015	Federal Home Loan Bank, 0.20%	10,001,730	2.87%
9,400,000	12/8/2015	Federal Home Loan Bank, 0.125%	9,394,727	2.70%
6,775,000	2/19/2016	Federal Home Loan Bank, 0.375%	6,778,550	1.95%
1,500,000	2/29/2016	Federal Home Loan Bank, 0.20%	1,499,085	0.43%
10,000,000	8/28/2015	Federal Home Loan Mortgage Corporation, 0.50%	10,004,550	2.87%
15,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	15,000,165	4.30%
6,372,000	7/28/2015	Federal National Mortgage Association, 2.375%	6,382,412	1.83%
13,900,000	9/28/2015	Federal National Mortgage Association, 0.50%	13,897,498	3.99%
Total U.S. Government Agency Bonds and Notes (cost - $180,803,808)			180,804,102	51.88%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$6,300,000	7/10/2015	American Honda Finance Corporation, 0.11%*	$6,299,562	1.81%
5,000,000	7/2/2015	DCAT, LLC, 0.13%*	4,999,050	1.43%
12,500,000	7/6/2015	Exxon Mobil Corporation, 0.11%*	12,499,278	3.59%
12,500,000	7/14/2015	General Electric Capital Corporation, 0.09%*	12,498,892	3.59%
15,000,000	7/1/2015	NetJets Inc., 0.00%*	14,999,979	4.30%
7,800,000	7/15/2015	PACCAR Financial Corp., 0.13%*	7,799,285	2.24%
9,400,000	7/17/2015	Sumitomo Mitsui Banking Corporation, 0.18%*	9,400,000	2.70%
9,400,000	7/29/2015	Sumitomo Mitsui Trust Bank, Limited, 0.19%*	9,400,000	2.70%
6,300,000	7/24/2015	The Chiba Bank, Ltd., 0.21%*	6,300,000	1.81%
9,500,000	7/2/2015	The Norinchukin Bank, 0.18%*	9,500,000	2.73%
6,300,000	7/29/2015	The Shizuoka Bank, Ltd., 0.22%*	6,300,000	1.81%
13,000,000	7/10/2015	The Toronto-Dominion Bank, 0.10%*	12,998,787	3.72%
9,700,000	7/22/2015	Victory Receivables Corporation, 0.17%*	9,698,739	2.78%
8,150,000	7/9/2015	Working Capital Management Co. L.P., 0.16%*	8,149,230	2.34%
Total Corporate Notes (cost - $130,842,803)			130,842,802	37.55%

Total investment securities (cost - $311,646,611)			$311,646,904	89.43%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2015 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 15 - Mar 16	409		$731,666	0.21%
Currencies	Sep-15	454		489,369	0.14%
Energy	Jul 15 - Sep 15	200		(112,874)	(0.03)%
Interest Rates	Sep 15 - Sep 18	7,624		443,618	0.13%
Metals	Jul 15 - Sep 15	266		(1,296,371)	(0.37)%
Stock Indices	Jul 15 - Sep 15	1,539		(2,277,724)	(0.66)%
Treasury Rates	Sep-15	529		241,820	0.07%

Total long futures contracts		11,021		(1,780,496)	(0.51)%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 15 - Feb 16	1,126		(1,871,671)	(0.54)%
Currencies	Sep-15	1,389		444,136	0.13%
Energy	Jul 15 - Sep 15	430		238,576	0.07%
Interest Rates	Dec 15 - Mar 16	19		163	0.00%
Metals	Jul 15 - Jun 16	790		1,974,993	0.57%
Stock Indices	Jul 15 - Sep 15	112		(30,375)	(0.01)%
Treasury Rates	Sep-15	306		(488,828)	(0.14)%

Total short futures contracts		4,172		266,994	0.08%

Total futures contracts		15,193		$(1,513,502)	(0.43)%

LONG FORWARD CONTRACTS:
Currencies	Jul 15 - Dec 15	$158,127,891	(1)	$(67,869)	(0.02)%

SHORT FORWARD CONTRACTS:
Currencies	Jul 15 - Dec 15	$157,694,599	(1)	501,162	0.14%

Total forward currency contracts				$433,293	0.12%

(1)	Represents the June 30, 2015 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014 (Audited)
_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$14,038,000	1/2/2015	Federal Farm Credit Bank Disc Note, 0.01%*	$14,037,996	3.75%
28,900,000	1/16/2015	Federal Home Loan Bank Disc Note, 0.02%*	28,899,769	7.71%
15,600,000	1/28/2015	Federal Home Loan Bank Disc Note, 0.09%*	15,599,782	4.16%
12,000,000	1/16/2015	Federal Home Loan Bank, 0.25%	12,000,312	3.20%
12,000,000	3/20/2015	Federal Home Loan Bank, 0.13%	11,998,236	3.20%
12,000,000	8/19/2015	Federal Home Loan Bank, 0.20%	11,997,888	3.20%
10,000,000	9/18/2015	Federal Home Loan Bank, 0.20%	9,994,210	2.67%
15,000,000	12/1/2015	Federal Home Loan Bank, 0.20%	14,981,910	4.00%
9,400,000	12/8/2015	Federal Home Loan Bank, 0.13%	9,376,387	2.50%
9,400,000	4/17/2015	Federal Home Loan Mortgage Corporation, 0.50%	9,408,930	2.51%
10,000,000	8/28/2015	Federal Home Loan Mortgage Corporation, 0.50%	10,017,500	2.67%
9,000,000	6/1/2015	Federal National Mortgage Association Disc Note, 0.14%*	8,996,625	2.40%
20,000,000	3/16/2015	Federal National Mortgage Association, 0.38%	20,008,800	5.34%
15,000,000	7/2/2015	Federal National Mortgage Association, 0.50%	15,012,540	4.01%
Total U.S. Government Agency Bonds and Notes (cost - $192,377,147)			192,330,885	51.32%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2014 (Audited)
_______________

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$9,800,000	1/2/2015	Bank of Montreal, 0.10%	$9,800,000	2.61%
12,500,000	1/9/2015	Exxon Mobil Corporation, 0.09%*	12,499,042	3.33%
12,500,000	1/9/2015	General Electric Capital Corporation, 0.07%*	12,499,132	3.33%
12,500,000	1/5/2015	Johnson & Johnson, 0.07%*	12,499,343	3.33%
4,000,000	1/14/2015	Liberty Street Funding LLC, 0.16%*	3,999,549	1.07%
3,360,000	1/14/2015	National Rural Utilities Finance Corporation, 0.13%*	3,359,621	0.90%
9,400,000	1/29/2015	The Norinchukin Bank, 0.17%	9,400,000	2.51%
11,000,000	1/9/2015	Scotia Holdings (US) Inc., 0.13%*	10,998,930	2.93%
6,250,000	1/6/2015	The Shizuoka Bank, Ltd., 0.19%	6,250,000	1.67%
10,900,000	1/2/2015	Sumitomo Mitsui Banking Corporation, 0.16%	10,900,000	2.91%
12,500,000	1/16/2015	Toronto Dominion Holdings (U.S.A.), Inc., 0.09%*	12,498,639	3.33%
9,400,000	1/8/2015	Victory Receivables Corporation, 0.13%*	9,398,747	2.51%
6,500,000	1/2/2015	Working Capital Management Co. L.P., 0.10%*	6,499,215	1.73%
Total Corporate Notes (cost - $120,602,218)			120,602,218	32.16%

Total investment securities (cost - $312,979,365)			$312,933,103	83.48%

*	The rate reported is the effective yield at time of purchase.

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

(1)	Represents the December 31, 2014 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
TRADING GAIN (LOSS)
Gain (loss) on trading of
derivatives contracts
Realized	$(14,693,079)	$23,365,168	$10,997,560	$30,168,173
Change in unrealized	(9,285,336)	(665,248)	(11,762,750)	(8,538,409)
Brokerage commissions	(1,405,788)	(1,703,514)	(2,842,826)	(3,505,415)

Gain (loss) from trading futures	(25,384,203)	20,996,406	(3,608,016)	18,124,349

Gain (loss) on trading of securities
Realized	25,620	10,512	53,796	30,058
Change in unrealized	13,302	(20,731)	46,555	(14,384)

Gain (loss) from trading securities	38,922	(10,219)	100,351	15,674

Gain (loss) on trading of foreign currency
Realized	187,342	44,458	74,148	55,772
Change in unrealized	27,991	37,696	60,306	29,662

Gain (loss) from trading foreign currency	215,333	82,154	134,454	85,434

Total trading gain (loss)	(25,129,948)	21,068,341	(3,373,211)	18,225,457

NET INVESTMENT INCOME (LOSS)
Income
Interest income	93,988	98,192	186,897	207,256

Expenses
Management fee	1,018,368	1,204,925	2,059,584	2,487,108
Service fees	949,496	1,093,851	1,943,936	2,242,760
Advisory fee	880,432	1,065,052	1,780,612	2,187,325
Professional fees	307,723	362,901	618,683	749,430
Administrative fee	214,714	246,656	434,118	511,570
Incentive fee	-	3,719,986	4,338,981	3,725,461
Interest expense	3,664	14,063	4,813	19,116
Other expenses	(37,152)	87,389	111,131	223,699

Total expenses	3,337,245	7,794,823	11,291,858	12,146,469

Net investment loss	(3,243,257)	(7,696,631)	(11,104,961)	(11,939,213)

NET INCOME (LOSS)	$(28,373,205)	$13,371,710	$(14,478,172)	$6,286,244

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (Unaudited)
_______________

		Limited Partners

				Special			Institutional
	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	-	-	-	(217,101)	(699,807)	127,956	788,952	-

Capital additions	13,958,807	-	-	-	7,681,848	1,130,954	5,146,005	-

Capital withdrawals	(113,283,884)	(8,057,988)	(844,620)	(33,328,245)	(31,947,896)	(28,184,644)	(10,920,491)	-

From operations:
Net investment loss	(11,939,213)	(692,982)	(97,500)	(565,752)	(6,324,595)	(2,592,608)	(1,665,694)	(82)
Net realized gain (loss) from investments (net of brokerage commissions)	26,748,588	1,652,043	303,876	1,949,650	11,173,924	6,430,044	5,238,839	212
Net change in unrealized gain (loss) from investments	(8,523,131)	(523,379)	(100,090)	(620,926)	(3,561,647)	(2,046,490)	(1,670,531)	(68)
Net income for the six months ended June 30, 2014	6,286,244	435,682	106,286	762,972	1,287,682	1,790,946	1,902,614	62

Balances at June 30, 2014	$402,475,041	$25,763,436	$5,071,720	$-	$180,159,300	$102,021,245	$89,455,717	$3,623

Balances at December 31, 2014	$374,794,900	$22,708,611	4,959,522	15,181,688	169,461,952	90,830,085	71,649,123	3,919

Transfers	-	(139,240)	139,240	-	(919,182)	589,288	329,894	-

Capital additions	16,581,967	95,333	-	446,790	12,308,304	1,885,980	1,845,560	-

Capital withdrawals	(28,404,303)	(587,078)	(261,352)	-	(11,465,465)	(11,582,468)	(4,507,940)	-

From operations:
Net investment loss	(11,104,961)	(607,644)	(108,467)	(316,303)	(6,173,335)	(2,326,485)	(1,572,623)	(104)
Net realized gain (loss) from investments (net of brokerage commissions)	8,282,678	498,295	111,780	312,690	3,606,195	2,160,708	1,592,926	84
Net change in unrealized gain (loss) from investments	(11,655,889)	(705,862)	(158,040)	(486,845)	(5,333,889)	(2,752,064)	(2,219,065)	(124)
Net loss for the six months ended June 30, 2015	(14,478,172)	(815,211)	(154,727)	(490,458)	(7,901,029)	(2,917,841)	(2,198,762)	(144)

Balances at June 30, 2015	$348,494,392	$21,262,415	$4,682,683	$15,138,020	$161,484,580	$78,805,044	$67,117,875	$3,775

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
____________

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

The Partnership is an investment company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2015 and December 31, 2014, and reported amounts of income and expenses for the three and six months ended June 30, 2015 and 2014, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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
____________

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
____________

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2015 or December 31, 2014, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2015 or December 31, 2014, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the period ended June 30, 2015 and the year ended December 31, 2014.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

				Balance as of
June 30, 2015	Level 1	Level 2	Level 3	June 30, 2015
Assets:
Futures contracts (1)	$5,811,403	$-	$-	$5,811,403
Forward currency contracts (1)	-	1,198,706	-	1,198,706
U.S. Government agency
bonds and notes	180,804,102	-	-	180,804,102
Corporate notes	-	130,842,802	-	130,842,802

	$186,615,505	$132,041,508	$-	$318,657,013

Liabilities:
Futures contracts (1)	$(7,324,905)	$-	$-	$(7,324,905)
Forward currency contracts (1)	-	(765,413)	-	(765,413)

	$(7,324,905)	$(765,413)	$-	$(8,090,318)

				Balance as of
December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Futures contracts (1)	$17,390,894	$-	$-	$17,390,894
Forward currency contracts (1)	-	2,167,485	-	2,167,485
U.S. Government agency
bonds and notes	192,330,885	-	-	192,330,885
Corporate notes	-	120,602,218	-	120,602,218

	$209,721,779	$122,769,703	$-	$332,491,482

Liabilities:
Futures contracts (1)	$(4,719,623)	$-	$-	$(4,719,623)
Forward currency contracts (1)	-	(4,156,215)	-	(4,156,215)

	$(4,719,623)	$(4,156,215)	$-	$(8,875,838)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2015 and the year ended December 31, 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2015 and the year ended December 31, 2014, there were no Level 3 securities.

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
____________

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

JPMorgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. Société Générale (the “Clearing Broker”) is the Partnership’s commodity broker. For cash not held with the Clearing Broker the Partnership receives cash management services from an affiliate of the Custodian, J.P. Morgan Investment Management Inc. (“JPMIM”).

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
____________

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

As of June 30, 2015 and December 31, 2014 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2015 and December 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2011.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Income Taxes (continued)

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2015 and 2014.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% (0.50% annually) for Special Interests of the Partnership's management fee net asset value. The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fees earned by the General Partner, for the three and six months ended June 30, 2015 and 2014 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2015, administrative fees for Class A Interests were $143,149 and $286,704, respectively and administrative fees for Class B Interests were $71,565 and $147,414, respectively. For the three and six months ended June 30, 2014, administrative fees for Class A Interests were $155,895 and $321,241, respectively and administrative fees for Class B Interests were $90,761 and $190,329, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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
____________

NOTE 3 -RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Clearing Solutions, L.L.C. (continued)

At June 30, 2015 and December 31, 2014, respectively, the Partnership had commissions and brokerage fees payable to Altegris Clearing Solutions of $351,526 and $416,134, and service fees payable to Altegris Investments of $46,909 and $50,980, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2015 and 2014:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Altegris Futures - Brokerage
Commission fees	$1,168,198	$2,329,565	$1,349,544	$2,801,800
Altegris Investments- Service fees	144,446	296,430	164,620	339,034
Total	$1,312,644	$2,625,995	$1,514,164	$3,140,834

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement). Total incentive fees earned by the Advisor for the three and six months ended June, 2015 and 2014 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2015, management fees for Class A Interests were $433,783 and $868,829, respectively, management fees for Class B Interests were $216,864 and $446,726, respectively, management fees for Original Class B Interests were $12,398 and $25,061, respectively, management fees for Special Interests were $39,395 and $78,324, respectively and management fees for Institutional Interests were $177,992 and $361,672, respectively. For the three and six months ended June 30, 2014, management fees for Class A Interests were $472,409 and $973,458, respectively, management fees for Class B Interests were $275,033 and $576,754, respectively, management fees for Original Class B Interests were $12,830 and $26,708, respectively, management fees for Special Interests were $82,218 and $163,016, respectively and management fees for Institutional Interests were $222,562 and $447,389, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of selling agents to the Limited Partners, Original Class A Interests and Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and six months ended June 30, 2015, service fees for General Partner’s Interest, were $19 and $39, respectively, service fees for Class A Interests were $836,986 and $1,711,821, respectively, service fees for Original Class A Interests were $109,665 and $226,286, respectively and service fees for Institutional Interests were $2,826 and $5,790, respectively. For the three and six months ended June 30, 2014, service fees for General Partner’s Interest, were $18 and $36, respectively, service fees for Class A Interests were $947,594 and $1,936,206, respectively, service fees for Original Class A Interests were $141,878 and $297,945, respectively and service fees for Institutional Interests were $4,361 and $8,573, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivative contracts at June 30, 2015 and December 31, 2014. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

June 30, 2015

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$956,804	$(2,096,809)	$(1,140,005)
Currencies	1,456,773	(523,268)	933,505
Energy	261,552	(135,850)	125,702
Interest Rates	910,876	(467,095)	443,781
Metals	1,974,993	(1,296,371)	678,622
Stock Indices	8,585	(2,316,684)	(2,308,099)
Treasury Rates	241,820	(488,828)	(247,008)

	$5,811,403	$(7,324,905)	$(1,513,502)

Forward Currency Contracts	$1,198,706	$(765,413)	$433,293

Total Gross Fair Value of Derivatives Contracts	$7,010,109	$(8,090,318)	$(1,080,209)

December 31, 2014

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$717,593	$(447,553)	$270,040
Currencies	2,814,919	(15,075)	2,799,844
Energy	2,780,157	(1,236,391)	1,543,766
Interest Rates	5,942,063	(992,360)	4,949,703
Metals	1,322,342	(1,222,469)	99,873
Stock Indices	3,282,258	(738,327)	2,543,931
Treasury Rates	531,562	(67,448)	464,114

	$17,390,894	$(4,719,623)	$12,671,271

Forward Currency Contracts	$2,167,485	$(4,156,215)	$(1,988,730)

Total Gross Fair Value of Derivatives Contracts	$19,558,379	$(8,875,838)	$10,682,541

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2015 and 2014.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

 Three Months ended June 30, 2015

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$938,647	$(2,400,576)
Currencies	(6,454,879)	649,874
Energy	(4,329,448)	(545,865)
Interest Rates	(1,944,949)	(4,723,790)
Metals	(1,988,172)	2,060,542
Stock Indices	(643,785)	(3,091,094)
Treasury Rates	734,677	(1,920,550)

	$(13,687,909)	$(9,971,459)	30,586

Forward Currency Contracts	$(1,005,170)	$686,123	$137,517,459,979	(1)

Total gain (loss) from derivatives contracts	$(14,693,079)	$(9,285,336)

 Six Months ended June 30, 2015

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$882,322	$(1,410,045)
Currencies	4,920,807	(1,866,339)
Energy	(3,017,324)	(1,418,064)
Interest Rates	5,892,299	(4,505,922)
Metals	(2,701,136)	578,749
Stock Indices	8,221,953	(4,852,030)
Treasury Rates	925,944	(711,122)

	$15,124,865	$(14,184,773)	54,957

Forward Currency Contracts	$(4,127,305)	$2,422,023	$357,857,330,982	(1)

Total gain (loss) from derivatives contracts	$10,997,560	$(11,762,750)

(1)
Represents the notional amount bought or sold during the three and six months ended June 30, 2015. The number of contracts closed using average cost for long contracts of 574,858 and 559,847 and short contracts of (476,822) and (506,231) for the three and six months ended June 30, 2015.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

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
____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

With respect to futures contracts and options on futures contracts, the Partnership has entered into an agreement with the Clearing Broker which grants the Clearing Broker the right to offset recognized derivative assets and derivative liabilities if certain conditions exist, which would require the Clearing Broker to liquidate the Partnership’s positions. These events include the following: (i) the Clearing Broker is directed or required by a regulatory or self-regulatory organization, (ii) the Clearing Broker determines, at its discretion, that the risk in the Partnership’s account must be reduced for protection of the Clearing Broker, (iii) upon the Partnership’s breach or failure to perform on its contractual agreements with the Clearing Broker, (iv) upon the commencement of bankruptcy, insolvency or similar proceeding for the protection of creditors against the Partnership, or (v) upon the dissolution, winding up, liquidation or merger of the Partnership.

With respect to foreign currency forward contracts, the Partnership has entered into an agreement with the Clearing Broker, whereby the party having the greater obligation (either the Partnership or the Clearing Broker) shall deliver to the other party at the settlement date the net amount of recognized derivative assets and liabilities.

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of June 30, 2015				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities Available to Offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	$1,198,706	$(765,413)	$433,293	$-	$-	$433,293
Commodity futures contracts	5,811,403	(5,811,403)	-	-	-	-
Total	$7,010,109	$(6,576,816)	$433,293	$-	$-	$433,293

Offsetting the Financial Liabilities and Derivative Liabilities
As of June 30, 2015				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	$(765,413)	$765,413	$-	$-	$-	$-
Commodity futures contracts	(7,324,905)	5,811,403	(1,513,502)	-	-	(1,513,502)
Total	$(8,090,318)	$6,576,816	$(1,513,502)	$-	$-	$(1,513,502)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities Available to Offset	Net Amounts of Assets Presented in the Statementof Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	$2,167,485	$(2,167,485)	$-	$-	$-	$-
Commodity futures contracts	17,390,894	(4,719,623)	12,671,271	-	-	12,671,271
Total	$19,558,379	$(6,887,108)	$12,671,271	$-	$-	$12,671,271

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	$(4,156,215)	$2,167,485	$(1,988,730)	$-	$-	$(1,988,730)
Commodity futures contracts	(4,719,623)	4,719,623	-	-	-	-
Total	$(8,875,838)	$6,887,108	$(1,988,730)	$-	$-	$(1,988,730)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $31,768,461 for 2015 and $30,202,135 for 2014, respectively.

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

The Partnership also has credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation. In addition, the Partnership bears the risk of financial failure by the Clearing Broker. The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counterparty with which it conducts business.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2015
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(7.24)%	(7.02)%	(6.96)%	(7.67)%	(7.21)%	(7.02)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(7.24)%	(7.02)%	(6.96)%	(7.67)%	(7.21)%	(7.02)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.02%	2.09%	1.82%	4.93%	2.95%	2.10%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.02%	2.09%	1.82%	4.93%	2.95%	2.10%

Net investment (loss) (1) (2)	(2.92)%	(1.99)%	(1.72)%	(4.83)%	(2.85)%	(1.99)%

	Six months ended June 30, 2015
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(2.53)%	(2.05)%	(1.93)%	(3.41)%	(2.45)%	(2.06)%
Incentive fees	(1.15)%	(1.15)%	(1.16)%	(1.15)%	(1.16)%	(1.16)%

Total return after incentive fees	(3.68)%	3.20%	(3.09)%	(4.56)%	(3.61)%	(3.22)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.15%	2.17%	1.91%	5.05%	3.04%	2.19%
Incentive fees (3)	1.16%	1.16%	1.13%	1.15%	1.19%	1.16%

Total expenses	4.31%	3.33%	3.04%	6.20%	4.23%	3.35%

Net investment (loss) (1) (2)	(3.05)%	(2.07)%	(1.81)%	(4.94)%	(2.94)%	(2.09)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
____________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2014
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
____________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued.

From July 1, 2015 through August 14, 2015, the Partnership had subscriptions of $3,507,756 and redemptions of $5,602,729.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Altegris Winton Futures Fund, L.P. (the “Partnership”) generally holds its assets as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by Winton Capital Management, Limited (“the Advisor”) on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by the Clearing Broker and SG Americas Securities, LLC. (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

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

Three Months Ended June 30, 2015

During the second quarter of 2015, the Partnership incurred net realized and unrealized losses of $25,129,948 from its trading activities, net of brokerage commissions of $1,405,788. The Partnership accrued total expenses of $3,337,245, including $1,018,368 in management fees paid to the General Partner, $1,257,219 in service and professional fees and no incentive fees. The Partnership earned $93,988 in interest income during the second quarter of 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2015 is set forth below.

Second Quarter 2015. The Partnership experienced a loss in April 2015. Weaker economic data saw sentiment around the U.S. economy drop, with the statement from the Federal Reserve’s April meeting not giving any real clues as to when rates might rise. This diverted attention away from Greece where there had been fears that the incumbent government’s actions might move it closer to an EU exit. Chinese stocks saw strong moves at the start of the month as the People’s Bank of China kept up its monetary easing policies, while possible reforms to state-owned enterprises began to surface. The big moves at the end of the month created losses for the Partnership. The majority of these were in currencies and energies, owing to long U.S. dollar exposure and short energy futures positions. The German Bunds reversed two months’ worth of gains in just two days, adding to the Partnership’s losses. Additional losses came from stock index futures positions. The Partnership’s performance benefited from its short positions in gold futures. The Partnership experienced a slight gain in May 2015. A breadth of economic and political considerations laid the foundation for a turbulent month across global financial markets. These included responsive monetary policy action from central banks, stalling negotiations and heightened doubts regarding Greece’s ability to meet IMF repayments, and volatility in the Euro. The Partnership’s long exposure in fixed income futures detracted from performance. The Partnership’s short exposure to coffee and sugar futures contributed positively to performance. The Partnership’s performance benefited from its long exposure to the Nikkei 225 and the S&P and its long and short positions in the Euro and Japanese Yen. The Partnership experienced a loss in June 2015. During the month, Greek apprehension deepened as the government moved closer to a sovereign debt default, imposing capital controls in fear of a likely “bank run”. The Euro ended the month higher, resulting in a loss in the Partnership’s short positions in Euro futures. The Partnership’s long positions in British pound futures contributed to performance due to a strong rally in the British pound. The Partnership also benefitted from its short positions in gold and energies futures. May U.S. non-farm payrolls increased by 280,000 and, accompanied by a host of positive economic data, led U.S. government bond yields higher. The Partnership’s positions in fixed income futures experienced losses, though small gains were made in long term U.S. bond contracts. Heavy rains in the U.S. Midwest hampered crop prospects and adversely impacted the Partnership’s short positions in grains.

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

Six Months Ended June 30, 2015

During the six months ended June 30, 2015, the Partnership incurred net realized and unrealized losses of $3,373,211 from its trading activities, net of brokerage commissions of $2,842,826. The Partnership accrued total expenses of $11,291,858, including $2,059,584 in management fees paid to the General Partner, $4,338,981 in incentive fees, and $2,562,619 in service and professional fees. The Partnership earned $186,897 in interest income during the six months ended June 30, 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2015 is set forth below.

Second Quarter 2015. The Partnership experienced a loss in April 2015. Weaker economic data saw sentiment around the U.S. economy drop, with the statement from the Federal Reserve’s April meeting not giving any real clues as to when rates might rise. This diverted attention away from Greece where there had been fears that the incumbent government’s actions might move it closer to an EU exit. Chinese stocks saw strong moves at the start of the month as the People’s Bank of China kept up its monetary easing policies, while possible reforms to state-owned enterprises began to surface. The big moves at the end of the month created losses for the Partnership. The majority of these were in currencies and energies, owing to long U.S. dollar exposure and short energy futures positions. The German Bunds reversed two months’ worth of gains in just two days, adding to the Partnership’s losses. Additional losses came from stock index futures positions. The Partnership’s performance benefited from its short positions in gold futures. The Partnership experienced a slight gain in May 2015. A breadth of economic and political considerations laid the foundation for a turbulent month across global financial markets. These included responsive monetary policy action from central banks, stalling negotiations and heightened doubts regarding Greece’s ability to meet IMF repayments, and volatility in the Euro. The Partnership’s long exposure in fixed income futures detracted from performance. The Partnership’s short exposure to coffee and sugar futures contributed positively to performance. The Partnership’s performance benefited from its long exposure to the Nikkei 225 and the S&P and its long and short positions in the Euro and Japanese Yen. The Partnership experienced a loss in June 2015. During the month, Greek apprehension deepened as the government moved closer to a sovereign debt default, imposing capital controls in fear of a likely “bank run”. The Euro ended the month higher, resulting in a loss in the Partnership’s short positions in Euro futures. The Partnership’s long positions in British pound futures contributed to performance due to a strong rally in the British pound. The Partnership also benefitted from its short positions in gold and energies futures. May U.S. non-farm payrolls increased by 280,000 and, accompanied by a host of positive economic data, led U.S. government bond yields higher. The Partnership’s positions in fixed income futures experienced losses, though small gains were made in long term U.S. bond contracts. Heavy rains in the U.S. Midwest hampered crop prospects and adversely impacted the Partnership’s short positions in grains.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2015.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2015:

Month	Amount Redeemed
April 30, 2015	$5,970,923
May 31, 2015	$4,170,923
June 30, 2015	$5,548,795

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

Dated: August 14, 2015

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jack L. Rivkin
Jack L. Rivkin, Chief Executive Officer

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer