Form 10-Q
period 2015-09-30
Altegris Winton Futures Fund, L.P.
filed 2015-11-20
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [  ]

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
Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.
FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

ALTEGRIS WINTON FUTURES FUND, L.P.

____________

TABLE OF CONTENTS
_____________

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 29

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2015 (Unaudited) and DECEMBER 31, 2014 (Audited)
_______________

	2015	2014
ASSETS
Equity in commodity broker account
Restricted cash	$21,390,583	$22,022,440
Restricted foreign currency (cost - $7,986,713 and $8,261,611)	7,951,383	8,179,695
Unrealized gain on open commodity futures contracts	10,592,979	12,671,271

	39,934,945	42,873,406

Cash	10,325,476	53,617,173
Investment securities at value
(cost - $307,615,201 and $312,979,365)	307,627,690	312,933,103
Interest receivable	43,449	124,547
Other assets	304,000	-
Total assets	$358,235,560	$409,548,229

LIABILITIES
Equity in commodity broker account
Due to broker	$2,053,075	$3,401,180
Foreign currency due to broker
(proceeds - $3,902,329 and $5,106,399)	3,885,067	5,055,768
Unrealized loss on open forward contracts	1,538,368	1,988,730

	7,476,510	10,445,678

Redemptions payable	5,980,778	12,395,726
Incentive fee payable	27,660	8,443,751
Subscriptions received in advance	1,257,921	1,322,331
Commissions payable	447,158	511,828
Management fee payable	303,871	357,488
Service fees payable	320,935	339,876
Advisory fee payable	264,222	308,787
Administrative fee payable	63,552	75,607
Other liabilities	368,838	552,257

Total liabilities	16,511,445	34,753,329

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,849	3,919
Limited Partners	341,720,266	374,790,981

Total partners' capital (Net Asset Value)	341,724,115	374,794,900

Total liabilities and partners' capital	$358,235,560	$409,548,229

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015 (Unaudited)
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$8,017,000	10/1/2015	Federal Home Loan Bank Disc Note, 0.00%*	$8,017,000	2.35%
30,000,000	10/2/2015	Federal Home Loan Bank Disc Note, 0.02%*	29,999,970	8.77%
12,000,000	10/7/2015	Federal Home Loan Bank Disc Note, 0.03%*	11,999,940	3.51%
8,000,000	11/12/2015	Federal Home Loan Bank Disc Note, 0.07%*	7,999,384	2.34%
23,500,000	11/18/2015	Federal Home Loan Bank Disc Note, 0.07%*	23,497,932	6.88%
12,000,000	12/11/2015	Federal Home Loan Bank Disc Note, 0.11%*	11,997,396	3.51%
10,000,000	2/16/2016	Federal Home Loan Bank Disc Note, 0.17%*	9,993,440	2.92%
15,000,000	12/1/2015	Federal Home Loan Bank, 0.20%	15,002,280	4.39%
9,400,000	12/8/2015	Federal Home Loan Bank, 0.13%	9,398,129	2.75%
31,775,000	2/19/2016	Federal Home Loan Bank, 0.38%	31,782,149	9.30%
1,500,000	2/29/2016	Federal Home Loan Bank, 0.20%	1,500,275	0.44%
12,000,000	4/20/2016	Federal Home Loan Bank, 0.25%	11,999,736	3.51%
3,805,000	10/1/2015	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	3,805,000	1.11%
Total U.S. Government Agency Bonds and Notes (cost - $176,985,859)			176,992,631	51.78%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2015 (Unaudited)
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$5,700,000	10/7/2015	DCAT, LLC, 0.31%*	$5,699,098	1.67%
13,960,000	10/2/2015	Exxon Mobil Corporation, 0.17%*	13,958,941	4.08%
8,500,000	10/20/2015	Gotham Funding Corporation, 0.22%*	8,498,895	2.49%
6,500,000	10/23/2015	National Rural Utilities Cooperative Finance, 0.17%*	6,499,343	1.90%
8,500,000	10/14/2015	PACCAR Financial Corp., 0.15%*	8,499,403	2.49%
8,000,000	10/8/2015	Sumitomo Mitsui Banking Corporation, 0.16%*	8,000,000	2.34%
9,500,000	10/30/2015	Sumitomo Mitsui Trust Bank, Limited, 0.17%*	9,500,000	2.78%
8,500,000	10/16/2015	The Chiba Bank, Ltd., 0.22%*	8,500,000	2.49%
9,800,000	10/23/2015	The Norinchukin Bank, 0.19%*	9,800,000	2.87%
6,500,000	10/22/2015	The Shizuoka Bank, Ltd., 0.23%*	6,500,000	1.90%
12,300,000	10/2/2015	The Toronto-Dominion Bank, 0.19%*	12,298,360	3.59%
9,300,000	10/2/2015	Working Capital Management Co. L.P., 0.26%*	9,298,450	2.72%
Total Corporate Notes (cost - $107,052,490)			107,052,490	31.32%

U.S. Treasury Obligations
$10,113,000	10/1/2015	United States Treasury Bill, 0.00%*	10,113,000	2.96%
13,470,000	12/31/2015	United States Treasury Bill, 0.00%*	13,469,569	3.94%
Total United States Treasury Obligations (cost - $23,576,852)			23,582,569	6.90%

Total investment securities (cost - $307,615,201)			$307,627,690	90.00%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2015 (Unaudited)
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Nov 15 - Mar 16	185		$(132,128)	(0.04)%
Currencies	Dec-15	80		(34,278)	(0.01)%
Energy	Oct 15 - Nov 15	68		2,407	0.00%
Interest Rates	Dec 15 - Dec 18	13,487		8,718,258	2.55%
Metals	Nov-15	86		(89,177)	(0.03)%
Stock Indices	Oct 15 - Dec 15	14		(10,115)	0.00%
Treasury Rates	Dec-15	1,310		698,719	0.20%

Total long futures contracts		15,230		9,153,686	2.67%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 15 - Apr 16	1,537		(84,857)	(0.02)%
Currencies	Dec-15	981		131,465	0.04%
Energy	Oct 15 - Mar 16	832		896,791	0.26%
Metals	Nov 15 - Aug 16	695		19,821	0.01%
Stock Indices	Oct 15 - Dec 15	611		476,073	0.14%

Total short futures contracts		4,656		1,439,293	0.43%

Total futures contracts		19,886		$10,592,979	3.10%

LONG FORWARD CONTRACTS:
Currencies	Oct 15 - Mar 16	$227,904,219	(1)	$(1,452,524)	(0.43)%

SHORT FORWARD CONTRACTS:
Currencies	Oct 15 - Mar 16	$229,442,587	(1)	(85,844)	(0.03)%

Total forward currency contracts				$(1,538,368)	(0.46)%

(1)	Represents the September 30, 2015 U.S. dollar equivalent of the notional amount bought or sold.

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
TRADING GAIN (LOSS)
Gain (loss) on trading of derivatives contracts
Realized	$637,373	$10,650,218	$11,634,933	$40,818,391
Change in unrealized	10,134,820	(5,602,471)	(1,627,930)	(14,140,880)
Brokerage commissions	(1,312,355)	(1,474,219)	(4,155,181)	(4,979,634)

Gain (loss) from trading derivatives contracts	9,459,838	3,573,528	5,851,822	21,697,877

Gain (loss) on trading of securities
Realized	27,687	17,120	81,483	47,178
Change in unrealized	12,196	6,587	58,751	(7,797)

Gain (loss) from trading securities	39,883	23,707	140,234	39,381

Gain (loss) on trading of foreign currency
Realized	(85,202)	(139,301)	(11,054)	(83,529)
Change in unrealized	(47,089)	(409,089)	13,217	(379,427)

Gain (loss) from trading foreign currency	(132,291)	(548,390)	2,163	(462,956)

Total trading gain (loss)	9,367,430	3,048,845	5,994,219	21,274,302

NET INVESTMENT INCOME (LOSS)
Income
Interest income	109,016	88,224	295,913	295,480

Expenses
Management fee	948,236	1,073,537	3,007,820	3,560,645
Service fees	914,233	1,001,225	2,858,169	3,243,985
Advisory fee	822,629	919,932	2,603,241	3,107,257
Professional fees	300,281	325,561	918,964	1,074,991
Administrative fee	199,152	227,252	633,270	738,822
Incentive fee	27,660	657,666	4,366,641	4,383,127
Interest expense	9,475	5,207	14,288	24,323
Other expenses	13,503	117,782	124,634	341,481

Total expenses	3,235,169	4,328,162	14,527,027	16,474,631

Net investment loss	(3,126,153)	(4,239,938)	(14,231,114)	(16,179,151)

NET INCOME (LOSS)	$6,241,277	$(1,191,093)	$(8,236,895)	$5,095,151

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (Unaudited)
_______________

		Limited Partners
	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	-	-	-	13,484,831	(689,686)	117,835	(12,912,980)	-

Capital additions	18,463,539	33,989	-	-	10,573,356	1,625,044	6,231,150	-

Capital withdrawals	(148,424,995)	(10,491,813)	(1,110,616)	(34,828,245)	(45,389,232)	(39,715,513)	(16,889,576)	-

From operations:
Net investment loss	(16,179,151)	(930,107)	(131,837)	(644,346)	(8,795,588)	(3,486,813)	(2,190,344)	(116)
Net realized gain (loss) from investments (net of brokerage commissions)	35,802,406	2,229,085	418,901	2,229,295	15,238,242	8,698,563	6,988,023	297
Net change in unrealized gain (loss) from investments	(14,528,104)	(897,783)	(177,017)	(837,808)	(6,240,696)	(3,556,862)	(2,817,814)	(124)
Net income for the nine months ended September 30, 2014	5,095,151	401,195	110,047	747,141	201,958	1,654,888	1,979,865	57

Balances at September 30, 2014	$370,647,569	$23,329,113	$4,809,485	$12,186,101	$168,533,869	$90,838,287	$70,947,096	$3,618

Balances at December 31, 2014	$374,794,900	$22,708,611	4,959,522	15,181,688	169,461,952	90,830,085	71,649,123	3,919

Transfers	-	(139,240)	139,240	-	(919,182)	589,288	329,894	-

Capital additions	24,261,951	95,333	-	788,920	15,833,797	5,523,341	2,020,560	-

Capital withdrawals	(49,095,841)	(1,559,345)	(328,452)	(138,596)	(20,736,681)	(20,510,242)	(5,822,525)	-

From operations:
Net investment loss	(14,231,114)	(763,858)	(131,816)	(383,962)	(8,134,415)	(2,905,011)	(1,911,918)	(134)
Net realized gain (loss) from investments (net of brokerage commissions)	7,550,181	455,402	102,080	280,006	3,274,684	1,985,008	1,452,925	76
Net change in unrealized gain (loss) from investments	(1,555,962)	(82,446)	(20,303)	(45,269)	(648,873)	(512,393)	(246,666)	(12)
Net income for the nine months ended September 30, 2015	(8,236,895)	(390,902)	(50,039)	(149,225)	(5,508,604)	(1,432,396)	(705,659)	(70)

Balances at September 30, 2015	$341,724,115	$20,714,457	$4,720,271	$15,682,787	$158,131,282	$75,000,076	$67,471,393	$3,849

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

The Partnership is an investment company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2015 and December 31, 2014, and reported amounts of income and expenses for the three and nine months ended September 30, 2015 and 2014, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2015 or December 31, 2014, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2015 or December 31, 2014, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the period ended September 30, 2015 and the year ended December 31, 2014.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

September 30, 2015	Level 1	Level 2	Level 3	Balance as of September 30, 2015
Assets:
Futures contracts (1)	$12,696,980	$-	$-	$12,696,980
Forward currency contracts (1)	-	1,933,600	-	1,933,600
U.S. Government agency
bonds and notes	176,992,631	-	-	176,992,631
Corporate notes	-	107,052,490	-	107,052,490
U.S. Treasury Obligations	23,582,569	-	-	23,582,569

	$213,272,180	$108,986,090	$-	$322,258,270

Liabilities:
Futures contracts (1)	$(2,104,001)	$-	$-	$(2,104,001)
Forward currency contracts (1)	-	(3,471,968)	-	(3,471,968)

	$(2,104,001)	$(3,471,968)	$-	$(5,575,969)

				Balance as of
December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Futures contracts (1)	$17,390,894	$-	$-	$17,390,894
Forward currency contracts (1)	-	2,167,485	-	2,167,485
U.S. Government agency
bonds and notes	192,330,885	-	-	192,330,885
Corporate notes	-	120,602,218	-	120,602,218

	$209,721,779	$122,769,703	$-	$332,491,482

Liabilities:
Futures contracts (1)	$(4,719,623)	$-	$-	$(4,719,623)
Forward currency contracts (1)	-	(4,156,215)	-	(4,156,215)

	$(4,719,623)	$(4,156,215)	$-	$(8,875,838)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2015 and the year ended December 31, 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2015 and the year ended December 31, 2014, there were no Level 3 securities.

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

As of September 30, 2015 and December 31, 2014 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2015 and December 31, 2014 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2015 and December 31, 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Income Taxes (continued)

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2015 and 2014.

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

Total management fees earned by the General Partner, for the three and nine months ended September 30, 2015 and 2014 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2015, administrative fees for Class A Interests were $133,874 and $420,578, respectively and administrative fees for Class B Interests were $65,278 and $212,692, respectively. For the three and nine months ended September 30, 2014, administrative fees for Class A Interests were $145,543 and $466,784, respectively and administrative fees for Class B Interests were $81,709 and $272,038, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At September 30, 2015 and December 31, 2014, respectively, the Partnership had commissions and brokerage fees payable to Altegris Clearing Solutions of $329,262 and $416,134, and service fees payable to Altegris Investments of $43,753 and $50,980, respectively. The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2014
Altegris Futures - Brokerage Commission fees	$1,025,667	$3,355,231	$1,174,005	$3,975,805
Altegris Investments-Service fees	134,835	431,265	153,367	492,401
Total	$1,160,502	$3,786,496	$1,327,372	$4,468,206

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement). Total incentive fees earned by the Advisor for the three and nine months ended September, 2015 and 2014 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2015, management fees for Class A Interests were $405,679 and $1,274,508, respectively, management fees for Class B Interests were $197,813 and $644,539, respectively, management fees for Original Class B Interests were $11,703 and $36,764, respectively, management fees for Special Interests were $38,771 and $117,095, respectively and management fees for Institutional Interests were $168,663 and $530,335, respectively. For the three and nine months ended September 30, 2014, management fees for Class A Interests were $441,042 and $1,414,500, respectively, management fees for Class B Interests were $247,604 and $824,358, respectively, management fees for Original Class B Interests were $12,384 and $39,092, respectively, management fees for Special Interests were $31,582 and $194,598, respectively and management fees for Institutional Interests were $187,320 and $634,709, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 5 - SERVICE FEES

As compensation for the continuing services of selling agents to the Limited Partners, Original Class A Interests and Class A Interests pay the selling agents an ongoing monthly payment of 0.166% (2% annually) of the net asset value of interests sold by the agents that are outstanding at month-end. As compensation for the continuing services of selling agents to the Limited Partners holding Institutional Interests, the selling agents may elect the Institutional Interests to pay the selling agents an ongoing monthly payment of 0.0417% (0.50% annually) of the net asset value of Institutional Interests sold by the agents that are outstanding at month-end. For the three and nine months ended September 30, 2015, service fees for General Partner’s Interest, were $19 and $58, respectively, service fees for Class A Interests were $807,211 and $2,519,032, respectively, service fees for Original Class A Interests were $104,203 and $330,489, respectively and service fees for Institutional Interests were $2,800 and $8,590, respectively. For the three and nine months ended September 30, 2014, service fees for General Partner’s Interest, were $18 and $54, respectively, service fees for Class A Interests were $873,042 and $2,809,248, respectively, service fees for Original Class A Interests were $124,656 and $422,601, respectively and service fees for Institutional Interests were $3,509 and $12,082, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivative contracts at September 30, 2015 and December 31, 2014. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

September 30, 2015

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$790,425	$(1,007,410)	$(216,985)
Currencies	241,690	(144,503)	97,187
Energy	917,725	(18,527)	899,198
Interest Rates	8,782,982	(64,724)	8,718,258
Metals	402,824	(472,180)	(69,356)
Stock Indices	862,615	(396,657)	465,958
Treasury Rates	698,719	—	698,719
	$12,696,980	$(2,104,001)	$10,592,979
Forward Currency Contracts	$1,933,600	$(3,471,968)	$(1,538,368)
Total Gross Fair Value of Derivatives Contracts	$14,630,580	$(5,575,969)	$9,054,611

December 31, 2014

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$717,593	$(447,553)	$270,040
Currencies	2,814,919	(15,075)	2,799,844
Energy	2,780,157	(1,236,391)	1,543,766
Interest Rates	5,942,063	(992,360)	4,949,703
Metals	1,322,342	(1,222,469)	99,873
Stock Indices	3,282,258	(738,327)	2,543,931
Treasury Rates	531,562	(67,448)	464,114
	$17,390,894	$(4,719,623)	$12,671,271
Forward Currency Contracts	$2,167,485	$(4,156,215)	$(1,988,730)
Total Gross Fair Value of Derivatives Contracts	$19,558,379	$(8,875,838)	$10,682,541

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2015 and 2014.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended September 30, 2015

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(293,505)	$923,020
Currencies	1,016,228	(836,318)
Energy	6,453,468	773,496
Interest Rates	1 ,847,476	8,274,477
Metals	4,687,522	(747,978)
Stock Indices	(9,865,684)	2,774,057
Treasury Rates	(1,207,461)	945,727
	$2,638,044	$12,106,481	24,553
Forward Currency Contracts	$(2,000,671)	$(1,971,661)	$105,294,581,315	(1)
Total gain (loss) from derivatives contracts	$637,373	$10,134,820

Nine Months ended September 30, 2015

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$588,817	$(487,025)
Currencies	5,937,035	(2,702,657)
Energy	3,436,144	(644,568)
Interest Rates	7 ,739,775	3,768,555
Metals	1,986,386	(169,229)
Stock Indices	(1,643,731)	(2,077,973)
Treasury Rates	(281,517)	234,605
	$17,762,909	$(2,078,292)	79,510
Forward Currency Contracts	$(6,127,976,)	$450,362	$463,151,912,297	(1)
Total gain (loss) from derivatives contracts	$11,634,933	$(1,627,930)

(1)	Represents the notional amount bought or sold during the three and nine months ended September 30, 2015. The number of contracts closed using average cost for long contracts of 510,804 and 542,034 and short contracts of (537,766) and (515,557) for the three and nine months ended September 30, 2015.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended September 30, 2014

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(1,511,737)	$(3,243,901)
Currencies	1,508,164	2,237,165
Energy	(1,428,084)	2,907,362
Interest Rates	10,573,296	(3,550,670)
Metals	(735,961)	4,114,999
Stock Indices	1 ,804,369	(2,561,720)
Treasury Rates	1,890,883	(2,093,703)
	$12,100,930	$(2,190,468)	33,528
Forward Currency Contracts	$(1,450,712)	$(3,412,003)	$203,770,754,337	(1)
Total gain (loss) from derivatives contracts	$10,650,218	$(5,602,471)

Nine Months ended September 30, 2014

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(331,143)	$(5,768,462)
Currencies	3,148,069	662,109
Energy	(1,025,231)	3,038,477
Interest Rates	23,420,054	5,540,182
Metals	(3,771,437)	1,026,965
Stock Indices	15,151,186	(13,690,640)
Treasury Rates	3,574,476	(1,381,596)
	$40,165,974	$(10,572,965)	104,713
Forward Currency Contracts	$652,417	$(3,567,915)	$825,880,991,115	(1)
Total gain (loss) from derivatives contracts	$40,818,391	$(14,140,880)

(1)	Represents the notional amount bought or sold during the three and nine months ended September 30, 2014. The number of contracts closed using average cost for long contracts of 805,559 and 763,401 and short contracts of (795,255) and (749,680) for the three and nine months ended September 30, 2014.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of September 30, 2015				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities Available to Offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	$1,933,600	$(1,933,600)	$-	$-	$-	$-
Commodity futures contracts	12,696,980	(2,104,001)	10,592,979	-	-	10,592,979
Total	$14,630,580	$(4,037,601)	$10,592,979	$-	$-	$10,592,979

Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2015				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	$(3,471,968)	$1,933,600	$(1,538,368)	$-	$-	$(1,538,368)
Commodity futures contracts	(2,104,001)	2,104,001	-	-	-	-
Total	$(5,575,969)	$4,037,601	$(1,538,368)	$-	$-	$(1,538,368)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities Available to Offset	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	$2,167,485	$(2,167,485)	$-	$-	$-	$-
Commodity futures contracts	17,390,894	(4,719,623)	12,671,271	-	-	12,671,271
Total	$19,558,379	$(6,887,108)	$12,671,271	$-	$-	$12,671,271

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2014				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Assets Available to Offset	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	$(4,156,215)	$2,167,485	$(1,988,730)	$-	$-	$(1,988,730)
Commodity futures contracts	(4,719,623)	4,719,623	-	-	-	-
Total	$(8,875,838)	$6,887,108	$(1,988,730)	$-	$-	$(1,988,730)

(1)	Does not include maintenance margin deposits held at the Clearing Broker of $29,341,966 for 2015 and $30,202,135 for 2014, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKSAND UNCERTAINTIES (CONTINUED)

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2015
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	1.96%	2.22%	2.28%	1.50%	2.01%	2.21%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.03)%	(0.00)%

Total return after incentive fees	1.96%	2.22%	2.28%	1.50%	1.98%	2.21%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.12%	2.12%	1.87%	5.00%	3.02%	2.14%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.03%	0.00%

Total expenses	3.12%	2.12%	1.87%	5.00%	3.05%	2.14%

Net investment (loss) (1) (2)	(3.00)%	(1.99)%	(1.75)%	(4.87)%	(2.90)%	(2.01)%

	Nine months ended September 30, 2015
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(0.63)%	0.09%	0.28%	(1.98)%	(0.52)%	0.08%
Incentive fees	(1.15)%	(1.15)%	(1.16)%	(1.15)%	(1.18)%	(1.16)%

Total return after incentive fees	(1.78)%	(1.06)%	(0.88)%	(3.13)%	(1.70)%	(1.08)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.14%	2.15%	1.89%	5.02%	3.03%	2.17%
Incentive fees (3)	1.18%	1.18%	1.14%	1.18%	1.26%	1.18%

Total expenses	4.32%	3.33%	3.03%	6.20%	4.29%	3.35%

Net investment (loss) (1) (2)	(3.03)%	(2.04)%	(1.78)%	(4.91)%	(2.92)%	(2.06)%

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

From October 1, 2015 through November 19, 2015, the Partnership had subscriptions of $5,233,570 and redemptions of $5,397,240.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2015

During the third quarter of 2015, the Partnership achieved net realized and unrealized gains of $9,367,430 from its trading activities, net of brokerage commissions of $1,312,355. The Partnership accrued total expenses of $3,235,169, including $948,236 in management fees paid to the General Partner, $27,660 in incentive fees, and $1,214,514 in service and professional fees. The Partnership earned $109,016 in interest income during the third quarter of 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2015 is set forth below.

Third Quarter 2015. The Partnership experienced a gain in July 2015. Large scale intervention by Beijing’s authorities sparked further concerns in Chinese markets as unprecedented selling restrictions were imposed on stocks. At the Federal Market Open Committee meeting, the U.S. Federal Reserve referenced an upbeat labor market, though remained cautious on their inflation outlook. The Partnership benefited from strong performance in futures on light sweet crude oil, Brent crude oil and heating oil. The Partnership’s short positions in gold futures benefitted from the metal’s slide through $1100 and contributed to performance. Long positions in futures on short term interest rates also benefitted performance. The Partnership experienced a loss from long futures positions on Asian indices, particularly the Hang Seng and HSCEI. The Partnership experienced a loss in August 2015. The devaluation of the Chinese yuan at the start of the month soon seemed like a distant memory, as it was overshadowed by equity market moves. The spillover of these concerns sparked a global equity market correction. However, like other such “corrections” in recent history, a quick rebound saw much of the losses reversed. The Partnership’s positions in futures on indices and currencies detracted from performance, especially its positions in the E-Mini S&P, Dow Jones Eurostoxx 50 and the Euro. The Partnership’s positions in gold also detracted from performance. The Partnership experienced a gain in September 2015. It turned out that all the talk of the U.S. Federal Reserve raising rates in September was for nothing, as global growth concerns seemed to leave the decision makers wanting to hold off on acting for a little longer. As has often been the case in recent history, the retracement of stock markets was accompanied by a rise in fixed income. This meant that the Partnership’s long exposure to futures on government bonds and short-term interest rates was the main driver of performance for the month. The Partnership’s performance also benefitted from its short positions in Brent crude oil, light sweet crude oil, and heating oil. Short futures positions in corn and wheat detracted from performance.

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

Nine Months Ended September 30, 2015

During the nine months ended September 30, 2015, the Partnership achieved net realized and unrealized gains of $5,994,219 from its trading activities, net of brokerage commissions of $4,155,181. The Partnership accrued total expenses of $14,527,027, including $3,007,820 in management fees paid to the General Partner, $4,366,641 in incentive fees, and $3,777,133 in service and professional fees. The Partnership earned $295,913 in interest income during the nine months ended September 30, 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2015 is set forth below.

Third Quarter 2015. The Partnership experienced a gain in July 2015. Large scale intervention by Beijing’s authorities sparked further concerns in Chinese markets as unprecedented selling restrictions were imposed on stocks. At the Federal Market Open Committee meeting, the U.S. Federal Reserve referenced an upbeat labor market, though remained cautious on their inflation outlook. The Partnership benefited from strong performance in futures on light sweet crude oil, Brent crude oil and heating oil. The Partnership’s short positions in gold futures benefitted from the metal’s slide through $1100 and contributed to performance. Long positions in futures on short term interest rates also benefitted performance. The Partnership experienced a loss from long futures positions on Asian indices, particularly the Hang Seng and HSCEI. The Partnership experienced a loss in August 2015. The devaluation of the Chinese yuan at the start of the month soon seemed like a distant memory, as it was overshadowed by equity market moves. The spillover of these concerns sparked a global equity market correction. However, like other such “corrections” in recent history, a quick rebound saw much of the losses reversed. The Partnership’s positions in futures on indices and currencies detracted from performance, especially its positions in the E-Mini S&P, Dow Jones Eurostoxx 50 and the Euro. The Partnership’s positions in gold also detracted from performance. The Partnership experienced a gain in September 2015. It turned out that all the talk of the U.S. Federal Reserve raising rates in September was for nothing, as global growth concerns seemed to leave the decision makers wanting to hold off on acting for a little longer. As has often been the case in recent history, the retracement of stock markets was accompanied by a rise in fixed income. This meant that the Partnership’s long exposure to futures on government bonds and short-term interest rates was the main driver of performance for the month. The Partnership’s performance also benefitted from its short positions in Brent crude oil, light sweet crude oil, and heating oil. Short futures positions in corn and wheat detracted from performance.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2015.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2015:

Month	Amount Redeemed
July 31, 2015	$5,889,154
August 31, 2015	$8,975,101
September 30, 2015	$5,827,283

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

Dated: November 20, 2015

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jack L. Rivkin
Jack L. Rivkin, Chief Executive Officer

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer