Form 10-K
period 2015-12-31
Altegris Winton Futures Fund, L.P.
filed 2016-03-30
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

1

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

The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”), and is a member of National Futures Association (“NFA”). Winton Capital Management Limited, a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”). The Advisor is registered with the CFTC as a Commodity Trading Advisor and is authorized and regulated by the United Kingdom’s Financial Conduct Authority.

Altegris Investments, L.L.C. (“Altegris”), an affiliate of the General Partner, serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures L.L.C. (“Altegris Futures”) replaced Altegris as the Partnership’s introducing broker. On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, L.L.C. Altegris Clearing Solutions, L.L.C. is registered with the CFTC as an Introducing Broker (“Clearing Solutions” or the “Introducing Broker”).

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

As of February 29, 2016, the aggregate net asset value of the Interests in the Partnership before redemptions was $335,806,891. The Partnership operates on a calendar fiscal year and has no subsidiaries.

The Partnership offers three “classes” of Interests: Class A, Class B and Institutional Interests (each, a “Class of Interest”). The Classes of Interests differ from each other only in the fees that they pay and the applicable investment minimums. The Partnership also issues Special Class Interests, pursuant to the Limited Partnership Agreement, but Special Class Interests are not generally offered.

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

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling agent (0.50% per annum).

SGAS paid, during 2015, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, of which this amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred. A fixed administrative fee is charged to Class A and Class B Interests and paid to the General Partner equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

 The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers”, “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.” The Commodity Exchange Act requires commodity pool operators such as the General Partner, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as SGAS, and introducing brokers such as the Introducing Broker, to be registered and to comply with various reporting and record keeping requirements. CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital. In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts. All accounts owned or managed by the Advisor will be combined for position limit purposes. The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits. Any such liquidation could result in substantial costs to the Partnership. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss. Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

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

Disruption and Stress in Global Markets May Affect Partnership Returns

During 2007-2009, the global financial markets experienced a period of unprecedented disruption and stress. Markets previously thought to be uncorrelated were shown to be correlated, credit markets in some cases ceased functioning, many markets experienced record levels of volatility and governments intervened in extraordinary and unpredictable ways, at times on an emergency basis, to the detriment of certain market participants. There can be no assurance that similar market disruptions will not occur in the future or that the Partnership will be profitable in such market environments or that it will avoid substantial (or total) losses.

Partnership Performance is Dependent on General Economic Conditions, which the Advisor has no Ability to Control

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

Commodity Interests Trading Is Highly Leveraged and May Affect Partnership Performance

The low margin deposits normally required in trading Commodity Interests permit an extremely high degree of leverage. Accordingly, a relatively small price movement in a Commodity Interest may result in an immediate and substantial loss to the investor. Like other leveraged investments, any Commodity Interest trade may result in losses in excess of the amount invested. Although the Partnership may lose more than its initial margin on a trade, the Partnership, and not any Limited Partner personally, will be subject to margin calls.

Commodity Interests Trading May Be Illiquid and May Affect Partnership Liquidity

Most U.S. commodity futures exchanges impose daily limits regulating the maximum amount above or below the previous day’s settlement price within which a futures contract price may fluctuate during a single day. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased to the limit point, it may be difficult, costly, or impossible to liquidate a position. Futures prices in particular contracts have occasionally moved the daily limit for several consecutive days with little or no trading. If this occurs, the Partnership might be prevented from promptly liquidating unfavorable positions which could result in substantial losses. Those losses could significantly exceed the margin initially committed to the trades involved. In addition, even if prices have not moved the daily limit, or if there are no limits for the contracts traded by the Partnership, the Partnership may not be able to execute trades at favorable prices if little trading in the contracts is taking place. It is also possible that an exchange or the CFTC may suspend trading in a particular contract, order immediate settlement of a contract or order that trading be to the liquidation of open positions only.

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

An Increase in Amount of Funds Managed by the Advisor May Affect Partnership Performance

If the Advisor manages more money in the future, such additional funds could affect its performance or trading strategies. There is no guarantee that the Partnership’s investment results will be similar to the Advisor’s past performance.

Trading in Options May Result in Significant Losses for the Partnership

Part of the Partnership’s trading may be in options and options on futures contracts. Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different. For example, if the Partnership buys an option (either to sell or purchase a contract), it will pay a “premium” representing the market value of the option. Unless it becomes profitable to exercise or offset the option before it expires, the Partnership will lose the entire amount of the premium. On the other hand, if the Partnership sells an option (either to sell or purchase a futures contract), its broker credits the premium, but the Partnership must deposit margin in case the option is exercised. Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received). Commodity options trading on exchanges is regulated by both the CFTC and those exchanges. The Partnership did not engage in the trading of options and options on futures contracts during the fiscal years ended December 31, 2014 and December 31, 2015.

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

Failure of Clearing Brokers, Counterparties, Banks, Custodians and other Financial Firms May Subject the Partnership to Significant Losses

Commodity brokers must maintain the Partnership’s assets (other than assets used to trade foreign futures or options on foreign markets) in a segregated account. If SGAS goes bankrupt, the Partnership could lose money as it may only be able to recover a pro rata share of the property available for distribution to all of SGAS’s customers. In addition, even if SGAS adequately segregates the Partnership’s assets, the Partnership may still be subject to risk of loss of funds on deposit with SGAS should another customer of SGAS fail to satisfy deficiencies in such other customer’s account.

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

Past Results of the Partnership Are Not Necessarily Indicative of Future Performance

Although some of the Advisor’s client accounts have been profitable in the past, prospective Limited Partners should take seriously the required CFTC and the NFA warning that past results are not necessarily indicative of future performance, and an investment in the Partnership is speculative and involves a substantial risk of loss.

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

The trading of over-the-counter instruments subjects the Partnership to a variety of risks including: 1) counterparty risk; 2) basis risk; 3) interest rate risk; 4) settlement risk; 5) legal risk; and 6) operational risk. Counterparty risk is the risk that the Partnership’s counterparties might default on their obligation to pay or perform generally on their obligations. The over-the-counter markets and some foreign markets are “principals’ markets.” That means that performance of the contract is the responsibility only of the individual firm or member on the other side of the trade and not any exchange or clearing corporation. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Partnership has concentrated its transactions with a single or small group of counterparties. Basis risk is the risk attributable to the movements in the spread between the derivative contract price and the future price of the underlying instrument. Interest rate risk is the general risk associated with movements in interest rates. Settlement risk is the risk that a settlement in a transfer system does not take place as expected. Legal risk is the risk that a transaction proves unenforceable in law or because it has been inadequately documented. Operational risk is the risk of unexpected losses arising from deficiencies in a firm’s management information, support and control systems and procedures. Transactions in over-the-counter derivatives may involve other risks as well, as there is no exchange market on which to close out an open position. It may be impossible to liquidate an existing position, to assess the value of a position or to assess the exposure to risk.

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

A Non-correlated, Not Negatively Correlated, Performance Objective may Result in Losses for the Partnership

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes). Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership does not perform in a manner non-correlated with the general financial markets or does not perform successfully, Limited Partners will obtain no diversification benefits by investing in an Interest and the Partnership may have no gains to offset Limited Partners’ losses from other investments.

No Participation in Management of the Partnership

Limited Partners do not participate in the management of the Partnership.

Indemnification of the Partnership May Increase Participation Costs

Under the Partnership Agreement, a Limited Partner will be required to indemnify the Partnership for any liability that it incurs as a result of such Limited Partner’s actions.

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

LIQUIDITY

The Limited Ability to Liquidate Interests May Lead to Unforeseeable Losses for Limited Partners

Limited Partners may not be able immediately to liquidate their Interests. There is no market for the Interests and none is likely to develop. Limited Partners may, however, redeem Interests, without penalty, on the last day of any month, subject to certain limitations. In order to redeem, a Limited Partner is required to give the General Partner at least fifteen (15) days’ written notice. Because of the time delay between the notice to the General Partner and the end of the month when an investment is redeemed, the value of an investment on the date of redemption may be substantially less than at the time a request to redeem was submitted.

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

Any Mandatory Redemptions Required by the General Partner May Subject Limited Partners to Substantial Losses

The General Partner may require a Limited Partner to redeem at any time and for any reason. It generally will only require redemptions in order for the Partnership to comply with certain regulations.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no trading market for the Interests, and none is likely to develop. Interests may be redeemed or transferred subject to the conditions imposed by the Limited Partnership Agreement.

(b)	Holders

As of February 29, 2016 the Partnership had 3,324 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2015:

Month Ended	Amount Redeemed

October 31, 2015	$5,304,811
November 30, 2015	6,349,035
December 31, 2015	7,862,953
Total	$19,516,799

ITEM 6: SELECTED FINANCIAL DATA

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenue:
Total net realized and unrealized gains (losses)	$11,958,486	$69,873,095	$57,161,348	$(20,228,979)	$70,122,450
Interest Income	415,355	375,189	683,651	1,053,344	1,680,212

Expenses:
Management fee	3,921,148	4,603,469	6,699,659	8,720,244	8,442,954
Advisory fee	3,400,219	4,005,501	5,767,123	7,451,479	7,256,692
Administrative fee	823,872	959,609	1,408,607	1,817,057	1,663,244
Service fees	3,734,936	4,245,801	5,868,451	7,538,297	7,456,573
Incentive fee	4,373,262	12,826,879	4,795,781	63,607	11,798,283
Professional fees	1,260,052	1,411,772	1,831,868	2,233,380	2,172,094
Brokerage commissions	5,427,184	6,413,798	9,288,548	12,092,858	11,985,887
Offering expense (1)			29,529	49,339	125,159
Interest expense	47,417	25,326	28,120	36,598	8,896
Other expenses	482,063	519,555	460,673	479,415	903,153
Net income (loss)	$(11,096,312)	$35,236,574	$21,666,640	$(59,657,909)	$19,989,727

Total assets Total Net Asset Value	$344,464,091	$409,548,229	$541,021,111	$731,212,047	$865,252,257
	$325,307,634	$374,794,900	$495,513,874	$698,786,385	$819,679,427

(1)	For fiscal years ended December 31, 2015 and 2014, offering expenses are included with other “Other expenses”.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2015 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2015

During 2015, the Partnership achieved net realized and unrealized gains of $6,531,302 from all trading; gains of $6,364,428 from trading of derivatives including brokerage commissions of $5,427,184. The Partnership accrued total expenses of $18,042,969, including $4,373,262 in incentive fees, $3,921,148 in management fees paid to the General Partner, and $4,994,988 in service and professional fees. The Partnership earned $415,355 in interest income during 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2015 is set forth below.

Fourth Quarter 2015. The Partnership experienced a loss in October 2015. Stock markets rallied at the beginning of the month, causing the Partnership to lose money as a result of its short exposure to stock index futures contracts. The Partnership’s short positions in energy and gold lost money early in the month when oil prices and gold prices rose. During the second half of the month oil prices declined, and the Partnership benefitted from short energy futures contracts. The Partnership also benefitted from short positions in natural gas. Comments from Mario Draghi in Europe led to a large drop in the Euro against the U.S. Dollar and European short-term interest rate futures declined. Both moves benefitted the Partnership as two of the top contributors for the month, although the final few days saw fixed income overall slip to a loss on the month. The Partnership achieved a gain in November 2015. There were two broad and related themes within the Partnership during November: the heightened expectation of a December rate hike in the U.S. and the continued falls in commodity prices. The prospect of a rise in U.S. interest rates caused a fall in the Euro-U.S. Dollar exchange rate as market participants reacted to diverging monetary policy in the two regions. This resulted in the Partnership achieving gains in its currency contracts. The second theme of falling commodity prices benefited the Partnership. The Partnership’s short positions in gold, base metals, crops, energies and livestock all benefitted performance. The Partnership experienced a loss in December 2015 primarily driven by positions in currency and fixed income. The rise in U.S. interest rates did not create a surprise in the market. The European Central Bank’s announcement to commit to further easing did cause some surprise, though, as the easing was less aggressive than market participants expected. As a result, the Euro had its second-largest daily moves ever, and European short-term interest rates spiked. These moves adversely impacted the Partnership’s performance. In contrast the Partnership benefitted from short positions in crude oil futures and to a smaller extent positions in livestock and crops.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2015.

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), which require the use of certain estimates made by the Partnership’s management. Actual results could differ from those estimates. Based on the nature of the business and operations of the Partnership, the General Partner believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable, however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. The General Partner further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2015. During 2015, the Partnership’s average capitalization was $349,906,604.

	Fiscal Year 2015
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$7,018,492	2.01%	$ 13,415,016	$3,643,669
Commodities	5,053,390	1.44%	5,526,534	4,237,725
Currencies	3,458,299	0.99%	5,078,545	2,235,182
Equities	4,353,866	1.24%	8,000,741	2,131,226

Total	$19,884,047	5.68%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2015.

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2014. During 2014, the Partnership’s average capitalization was $ 400,434,990.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2015.

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

[PROVIDE 2015 Q4 DATA]

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2015	2015	2015	2015

Interest Income:	$119,442	109,016	93,988	92,909
Net realized and unrealized gains (losses):	1,809,086	10,679,785	(23,724,160)	23,193,775
Expenses:	4,787,945	4,547,524	4,743,033	9,391,651
Net Income (Loss):	(2,859,417)	6,241,277	(28,373,205)	13,895,033

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2014	2014	2014	2014

Interest Income:	$79,709	$88,224	$98,192	$109,064
Net realized and unrealized gains (losses):	43,619,159	4,523,064	22,771,855	(1,040,983)
Expenses:	13,557,445	5,802,381	9,498,337	6,153,547
Net Income (Loss):	30,141,423	(1,191,093)	13,371,710	(7,085,466)

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership’s transactions are being made only in accordance with authorizations of Management; and

•
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting was effective.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i) The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates. Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Jack L. Rivkin, Matthew C. Osborne, and Kenneth I. McGuire.

Jack L. Rivkin (born 1940) joined the General Partner’s predecessor entity, APM, as Chief Investment Officer in December 2013, and was appointed Chief Executive Officer of the General Partner in June 2015 and Chief Investment Strategist in January 2016. Mr. Rivkin has served as a manager of the General Partner (December 2013 to present), Chief Investment Officer of the General Partner (December 2013 to January 2016) and as an Executive Vice President of the General Partner (December 2013 to June 2015). Mr. Rivkin has served as a manager (January 2014 to present) and Executive Vice President (January 2014 to June 2015) and Chief Executive Officer (June 2015 to present) and Chief Investment Strategist (January 2016 to present) of Altegris Services, L.L.C. Mr. Rivkin has served as a manager (January 2014 to present), Chief Investment Strategist (January 2016 to present), Chief Executive Officer (June 2015 to present), Executive Vice President (January 2014 to June 2015) and Chief Investment Officer (January 2014 to January 2016) of Altegris Clearing Solutions. Mr. Rivkin has served as an Executive Vice President (January 2014 to June 2015) and President and manager (June 2015 to present) of Altegris Holdings. Mr. Rivkin is responsible for general management and oversight of each of the Altegris companies for which he serves as Executive Vice President. For each company for which he serves as Chief Investment Officer, Mr. Rivkin provides leadership, vision and oversight over the investment management and research process. Mr. Rivkin became a principal of APM in January 2014 and is also registered with the CFTC and is a member of the NFA as a principal for the following affiliates of the General Partner: (a) Altegris Clearing Solutions LLC as principal (January 2014 to present) and (b) Advisors as a principal (January 2014 to present). During the five years prior to joining Altegris, Mr. Rivkin was CEO of JL Rivkin & Associates, Inc., a firm engaged in the management of existing private and public equity portfolios (January 2002 to December 2013). Mr. Rivkin earned his Professional Engineering degree from the Colorado School of Mines and his MBA from the Harvard Graduate School of Business Administration.

Matthew C. Osborne (born 1964) was appointed Chief Investment Officer of the General Partner in January 2016. Mr. Osborne has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002. He has also served as a Vice President of APM (July 2002 to January 2011), an Executive Vice President of the General Partner (January 2011 to June 2015) and as Co-President of the General Partner (June 2015 to January 2016). Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager (December 2008 to present), Executive Vice President (December 2008 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer of Clearing Solutions (January 2016 to present); (3) a manager (February 2010 to present), Executive Vice President (February 2010 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer (January 2016 to present) of Services; and (4) a manager and Executive Vice President of Altegris Holdings (October 2012 to present).

Kenneth I. McGuire (born 1958) is the Chief Operating Officer and a Manager (February 2010 to present), and President of the General Partner. Mr. McGuire also serves as Chief Operating Officer for Services (May 2010 to present).. Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings. His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. During the past five years, Mr. McGuire was employed by The Bank of New York Mellon, an asset management and securities services company, as a Managing Director (April 2006 to October 2009). Mr. McGuire was employed within BNY Mellon Alternative Investment Services, serving as Product Manager for that unit’s Single Manager Hedge Fund services. Mr. McGuire was a Strategic Advisor with Harvest Technology, a boutique investment technology consultancy (May 2005 to April 2006). Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

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

The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with the General Partner. A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Advisors, L.L.C., 1200 Prospect Street, Suite 400, La Jolla, CA 92037.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of February 29, 2016, the General Partner’s general partner interest in the Partnership was valued at $4,006, which constituted less than 0.002% of the Partnership’s total assets. As of February 29, 2016, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $3,921,148 for the year ended December 31, 2015. The Partnership paid to the General Partner administrative fees totaling $823,872 for the year ended December 31, 2015.

The Partnership paid to Altegris monthly continuing compensation of $561,262 for the year ended December 31, 2015. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $698,970 for the year ended December 31, 2015. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2015 the Partnership paid monthly brokerage charges of $4,429,178.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2014 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2015.

FEE CATEGORY	2015	2014

Audit Fees	$40,700	$42,400
Audit-Related Fees	$47,700	$49,950
Tax Fees	136,620	$136,620
All Other Fees	-	-

TOTAL FEES	$225,020	$228,970

Audit Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, quarterly reviews of financial statements included in the reports on the Partnership’s Form 10-Q, and reviews of current reports filed by the Partnership on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

**4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.*** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC**** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

31.01	Rule 13a-14(a)/15d-14(a) Certifications

32.01	Section 1350 Certifications

______________________

*	These exhibits are incorporated by reference to the exhibits of the same numbers and descriptions filed with the Partnership’s Registration Statement (File No. 000-53348) filed on July 30, 2008 on Form 10-12G under the Securities Exchange Act of 1934.

**	This exhibit is incorporated by reference to the exhibit of the same number and description filed with the registrant’s Annual Report on Form 10-K (File No. 000-53348) filed on March 31, 2015.

***	Rockwell Futures Management, Inc. became Altegris Portfolio Management, Inc., which merged with and into Altegris Advisors, L.L.C.

****	Fimat USA, LLC became Newedge USA, LLC, which merged with and into SG Americas Securities, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016	ALTEGRIS WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

	By:	/s/ Matthew C. Osborne
Name: Matthew C. Osborne Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Jack L. Rivkin	Chief Executive Officer, Manager	March 30, 2016
Jack L. Rivkin	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 30, 2016
Matthew C. Osborne

/s/ Kenneth I. McGuire	President, Chief Operating Officer, Manager	March 30, 2016
Kenneth I. McGuire	(Principal Financial Officer)

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 9
Statements of Income (Loss)	10
Statements of Changes in Partners’ Capital (Net Asset Value)	11
Notes to Financial Statements	12 – 31

ALTEGRIS WINTON FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR
_______________

To the Partners of
Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2015, 2014 and 2013 is accurate and complete.

By:	/s/ Kenneth I. McGuire
Altegris Advisors LLC
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Partners of Altegris Winton Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income (loss), statements of changes in partners’ capital and financial highlights for each of the three years then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Altegris Winton Futures Fund, L.P. at December 31, 2015 and 2014, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

March 28, 2016

A member firm of Ernst & Young Global Limited

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2015 and DECEMBER 31, 2014
_______________

	2015	2014
ASSETS
Equity in commodity broker account
Cash	$8,522,324	$-
Restricted cash	19,281,810	22,022,440
Restricted foreign currency (cost - $13,184,580 and $8,261,611)	13,144,561	8,179,695
Unrealized gain on open commodity futures contracts	2,439,064	12,671,271

	43,387,759	42,873,406

Cash	10,180,294	53,617,173
Investment securities at value
(cost - $290,852,153 and $312,979,365)	290,838,842	312,933,103
Interest receivable	57,196	124,547

Total assets	$344,464,091	$409,548,229

LIABILITIES
Equity in commodity broker account
Due to broker	$-	$3,401,180
Foreign currency due to broker
(proceeds - $7,722,949 and $5,106,399)	7,699,507	5,055,768
Unrealized loss on open forward contracts	394,051	1,988,730

	8,093,558	10,445,678

Redemptions payable	8,165,478	12,395,726
Subscriptions received in advance	1,084,493	1,322,331
Commissions payable	431,598	511,828
Management fee payable	304,932	357,488
Service fees payable	304,498	339,876
Advisory fee payable	266,280	308,787
Administrative fee payable	63,395	75,607
Incentive fee payable	6,621	8,443,751
Other liabilities	435,604	552,257

Total liabilities	19,156,457	34,753,329

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,821	3,919
Limited Partners	325,303,813	374,790,981

Total partners' capital (Net Asset Value)	325,307,634	374,794,900

Total liabilities and partners' capital	$344,464,091	$409,548,229

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015
_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$3,140,000	1/4/2016	Federal Farm Credit Bank Disc Note, 0.00%*	$3,139,992	0.97%
6,689,000	1/4/2016	Federal Home Loan Bank Disc Note, 0.00%*	6,688,983	2.06%
18,000,000	1/8/2016	Federal Home Loan Bank Disc Note, 0.08%*	17,999,694	5.53%
18,000,000	1/27/2016	Federal Home Loan Bank Disc Note, 0.13%*	17,998,272	5.53%
15,041,000	2/3/2016	Federal Home Loan Bank Disc Note, 0.22%*	15,037,871	4.62%
18,000,000	2/5/2016	Federal Home Loan Bank Disc Note, 0.23%*	17,996,004	5.53%
10,000,000	2/16/2016	Federal Home Loan Bank Disc Note, 0.23%*	9,997,010	3.07%
25,000,000	2/17/2016	Federal Home Loan Bank Disc Note, 0.23%*	24,992,350	7.68%
2,000,000	2/24/2016	Federal Home Loan Bank Disc Note, 0.24%*	1,999,292	0.61%
13,200,000	4/20/2016	Federal Home Loan Bank Disc Note, 0.34%*	13,186,272	4.05%
31,775,000	2/19/2016	Federal Home Loan Bank, 0.38%	31,775,254	9.77%
1,500,000	2/29/2016	Federal Home Loan Bank, 0.20%	1,499,763	0.46%
12,000,000	4/20/2016	Federal Home Loan Bank, 0.25%	11,994,216	3.70%
Total U.S. Government Agency Bonds and Notes (cost - $174,318,285)			174,304,973	53.58%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
_______________

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Decription	Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$9,000,000	1/13/2016	Apple Inc., 0.30%*	$8,997,825	2.77%
9,000,000	1/22/2016	Banco del Estado de Chile, 0.40%	9,000,000	2.77%
12,000,000	1/6/2016	Chevron Corporation, 0.26%*	11,997,350	3.69%
6,000,000	1/13/2016	DCAT, LLC, 0.35%*	5,997,750	1.84%
11,650,000	1/12/2016	Exxon Mobil Corporation, 0.30%*	11,646,635	3.58%
14,000,000	1/4/2016	General Electric, 0.15%*	13,999,767	4.30%
6,100,000	1/14/2016	National Rural Utilities Cooperative Finance, 0.29%*	6,098,333	1.87%
9,000,000	1/27/2016	Sumitomo Mitsui Trust Bank, Limited, 0.41%	9,000,000	2.77%
9,000,000	1/27/2016	Sumitomo Mitsui Banking Corporation, 0.40%	9,000,000	2.77%
6,700,000	1/8/2016	The Chiba Bank, Ltd., 0.46%	6,700,000	2.06%
9,000,000	1/15/2016	The Norinchukin Bank, 0.39%	9,000,000	2.77%
6,000,000	1/20/2016	The Walt Disney Company, 0.30%*	5,999,000	1.84%
9,100,000	1/14/2016	Working Capital Management Co. L.P., 0.45%*	9,097,209	2.79%
Total Corporate Notes (cost - $116,533,868)			116,533,869	35.82%

Total investment securities (cost - $290,852,153)			$290,838,842	89.40%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015
_______________

	Range of Expiration Dates	Number of Contracts		Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 16 - May 16	151		$20,231	0.01%
Currencies	Mar-16	187		10,596	0.00%
Energy	Mar-16	4		210	0.00%
Interest Rates	Mar 16 - Dec 18	7,140		(1,176,722)	(0.36)%
Metals	Jan 16 - Mar 16	103		30,278	0.01%
Stock Indices	Jan 16 - Mar 16	963		341,058	0.10%
Treasury Rates	Mar-16	225		(224,110)	(0.07)%

Total long futures contracts		8,773		(998,459)	(0.31)%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 16 - May 16	1,256		433,677	0.13%
Currencies	Mar-16	1,672		1,510,362	0.46%
Energy	Jan 16 - Jun 16	858		493,765	0.15%
Interest Rates	Mar 16 - Sep 16	204		(10,447)	0.00%
Metals	Jan 16 - Dec 16	739		1,225,243	0.38%
Stock Indices	Jan 16 - Mar 16	638		(213,952)	(0.06)%
Treasury Rates	Mar-16	45		(1,125)	0.00%

Total short futures contracts		5,412		3,437,523	1.06%

Total futures contracts		14,185		$2,439,064	0.75%

LONG FORWARD CONTRACTS:
Currencies	Jan 16 - Jun 16	$213,007,833	(1)	$(896,055)	(0.28)%

SHORT FORWARD CONTRACTS:
Currencies`	Jan 16 - Jun 16	$212,598,674	(1)	502,004	0.16%

Total forward currency contracts				$(394,051)	(0.12)%

(1) Represents the December 31, 2015 U.S. dollar equivalent of the notional amount bought or sold

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
_______________

	2015	2014	2013
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$20,429,140	$76,372,624	$47,307,868
Change in unrealized	(8,637,528)	(5,868,897)	9,627,518
Brokerage commissions	(5,427,184)	(6,413,798)	(9,288,548)

Gain (loss) from trading
derivatives contracts	6,364,428	64,089,929	47,646,838

Gain (loss) on trading of securities
Realized	114,564	67,746	186,643
Change in unrealized	32,951	(75,314)	(74,721)

Gain (loss) from trading securities	147,515	(7,568)	111,922

Gain (loss) on trading of foreign currency
Realized	4,651	(519,450)	277,234
Change in unrealized	14,708	(103,614)	(163,194)

Gain (loss) from trading foreign currency	19,359	(623,064)	114,040

Total trading gains (losses)	6,531,302	63,459,297	47,872,800

NET INVESTMENT INCOME (LOSS)
Income
Interest income	415,355	375,189	683,651

Expenses
Incentive fee	4,373,262	12,826,879	4,795,781
Management fee	3,921,148	4,603,469	6,699,659
Service fees	3,734,936	4,245,801	5,868,451
Advisory fee	3,400,219	4,005,501	5,767,123
Professional fees	1,260,052	1,411,772	1,831,868
Administrative fee	823,872	959,609	1,408,607
Interest expense	47,417	25,326	28,120
Other expenses	482,063	519,555	490,202

Total expenses	18,042,969	28,597,912	26,889,811

Net investment (loss)	(17,627,614)	(28,222,723)	(26,206,160)

NET INCOME (LOSS)	$(11,096,312)	$35,236,574	$21,666,640

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2012	$698,786,385	$51,080,979	$11,284,144	$30,846,820	$277,100,748	$209,186,580	$119,283,700	$3,414

Transfers	-	-	-	-	(3,842,102)	801,035	3,041,067	-

Capital additions	38,749,012	60,024	-	222,000	24,067,834	9,837,426	4,561,728	-

Capital withdrawals	(263,688,163)	(19,315,117)	(5,914,205)	-	(98,638,225)	(99,891,414)	(39,929,202)	-

From operations:
Net investment income (loss)	(26,206,160)	(1,566,813)	(225,760)	(822,956)	(14,096,197)	(6,379,422)	(3,114,880)	(132)
Net realized gain (loss) from investments
(net of brokerage commissions)	38,483,197	2,605,581	500,701	2,133,350	15,429,777	10,687,892	7,125,662	234
Net change in unrealized gain (loss) from investments	9,389,603	521,088	165,174	403,160	3,815,638	2,913,936	1,570,562	45
Net income for the year
ended December 31, 2013	21,666,640	1,559,856	440,115	1,713,554	5,149,218	7,222,406	5,581,344	147

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561

Transfers	-	-	-	15,327,825	(783,379)	211,528	(14,755,974)	-

Capital additions	30,590,544	33,989	-	-	13,155,790	6,379,680	11,021,085	-

Capital withdrawals	(186,546,092)	(12,977,201)	(1,370,371)	(34,828,245)	(59,976,398)	(52,263,838)	(25,130,039)	-

From operations:
Net investment income (loss)	(28,222,723)	(1,632,593)	(268,872)	(1,018,814)	(14,786,760)	(6,320,292)	(4,195,162)	(230)
Net realized gain (loss) from investments
(net of brokerage commissions)	69,507,122	4,225,565	863,765	3,552,675	30,294,852	17,183,625	13,386,004	636
Net change in unrealized gain (loss) from investments	(6,047,825)	(326,891)	(75,054)	(634,127)	(2,279,626)	(1,516,651)	(1,215,428)	(48)
Net income for the year
ended December 31, 2014	35,236,574	2,266,081	519,839	1,899,734	13,228,466	9,346,682	7,975,414	358

Balances at December 31, 2014	$374,794,900	$22,708,611	$4,959,522	$15,181,688	$169,461,952	$90,830,085	$71,649,123	$3,919

Balances at December 31, 2014	$374,794,900	$22,708,611	$4,959,522	$15,181,688	$169,461,952	$90,830,085	$71,649,123	$3,919

Transfers	-	(139,240)	139,240	-	(919,182)	589,288	329,894	-

Capital additions	30,221,686	95,333	-	3,788,920	17,968,942	6,347,931	2,020,560	-

Capital withdrawals	(68,612,640)	(2,613,058)	(1,159,105)	(2,163,914)	(28,897,126)	(25,905,217)	(7,874,220)	-

From operations:
Net investment income (loss)	(17,627,614)	(939,710)	(160,987)	(475,137)	(10,202,221)	(3,522,088)	(2,327,305)	(166)
Net realized gain (loss) from investments
(net of brokerage commissions)	15,121,171	907,571	208,390	658,627	6,753,605	3,646,818	2,945,998	162
Net change in unrealized gain (loss) from investments	(8,589,869)	(498,982)	(120,224)	(384,144)	(3,877,522)	(2,048,728)	(1,660,175)	(94)
Net income for the year
ended December 31, 2015	(11,096,312)	(531,121)	(72,821)	(200,654)	(7,326,138)	(1,923,998)	(1,041,482)	(98)

Balances at December 31, 2015	$325,307,634	$19,520,525	$3,866,836	$16,606,040	$150,288,448	$69,938,089	$65,083,875	$3,821

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

The Partnership is an investment company in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2015 and 2014 and reported amounts of income and expenses for the years ended December 31, 2015, 2014 and 2013. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2015 and 2014 none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2015 and 2014 none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2015 and 2014.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2015 and 2014:

				Balance as of
December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015
Assets:
Futures contracts (1)	$6,760,911	$-	$-	$6,760,911
Forward currency contracts (1)	-	1,272,922	-	1,272,922
U.S. Government agency
bonds and notes	174,304,973	-	-	174,304,973
Corporate notes	-	116,533,869	-	116,533,869

	$181,065,884	$117,806,791	$-	$298,872,675

Liabilities:
Futures contracts (1)	$(4,321,847)	$-	$-	$(4,321,847)
Forward currency contracts (1)	-	(1,666,973)	-	(1,666,973)

	$(4,321,847)	$(1,666,973)	$-	$(5,988,820)

				Balance as of
December 31, 2014	Level 1	Level 2	Level 3	December 31, 2014
Assets:
Futures contracts (1)	$17,390,894	$-	$-	$17,390,894
Forward currency contracts (1)	-	2,167,485	-	2,167,485
U.S. Government agency
bonds and notes	192,330,885	-	-	192,330,885
Corporate notes	-	120,602,218	-	120,602,218

	$209,721,779	$122,769,703	$-	$332,491,482

Liabilities:
Futures contracts (1)	$(4,719,623)	$-	$-	$(4,719,623)
Forward currency contracts (1)	-	(4,156,215)	-	(4,156,215)

	$(4,719,623)	$(4,156,215)	$-	$(8,875,838)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2015 and 2014, there were no Level 3 securities.

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

The Northern Trust Company (the “Custodian”) is the Partnership’s custodian. The Partnership has cash deposited with the Custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. For cash not held with the Clearing Broker the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of December 31, 2015 and 2014 the Partnership did not hold any option contracts.

F.	Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the initial margin. Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain/loss on futures contracts. Due to broker amounts on the Statements of Financial Condition represent the amount of any short fall in the Fund's required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2015 and 2014 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Forward currency contracts (continued)

recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2015 and 2014 are reflected within the Condensed Schedules of Investments.

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

Both restricted cash and restricted foreign currency are held as margin collateral for futures transactions.

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

measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2015 and 2014. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnershp is subject to income tax examinations by major taxing authorities for all tax years since 2013.
The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2015, 2014 and 2013.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2015, 2014 and 2013.

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

Total management fees earned by the General Partner, for the years ended December 31, 2015, 2014 and 2013 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2015, 2014 and 2013, administrative fees for Class A Interests were $549,804, $608,618 and $825,341, respectively and administrative fees for Class B Interests were $274,068, $350,991 and $583,266, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 3 – RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, L.L.C. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and effective as of December 31, 2014, was converted from an Arkansas corporation (Altegris Investments, Inc.) to a Delaware limited liability company (Altegris Investments, L.L.C.). For the years ended December 31, 2014 and 2013, Altegris Futures, L.L.C. (“Altegris Futures”), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. For the year ended December 31, 2015, Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), and affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. On December 31, 2014, Altegris Futures was merged with and into Altegris Clearing Solutions and thereafter dissolved. Altegris Clearing Solutions was the surviving entity (Altegris Futures and Altegris Clearing Solutions are referred to collectively as the “introducing broker” of the Partnership).

Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. The Partnership’s introducing broker receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and its introducing broker, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At December 31, 2015 and 2014, respectively, the Partnership had commissions and brokerage fees payable to its introducing broker of $347,920 and $416,134, and service fees payable to Altegris Investments of $42,997 and $50,980, respectively.

The following tables show the fees paid to Altegris Investments and its introducing broker for the years ended December 31, 2015, 2014 and 2013:

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Altegris Futures - Brokerage
Commission fees	$-	$5,171,366	$7,577,139
Altegris Clearing Solutions -
Brokerage Commission fees	4,429,178	-	-
Altegris Investments- Service fees	561,262	646,212	825,963
Total	$4,990,440	$5,817,578	$8,403,102

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner’s interest achieved from commodity trading (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2015, 2014 and 2013 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. The Advisor receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class B Interests of the Partnership's management fee net asset value. Advisor receives a monthly management fee from the Partnership equal to 0.042% (0.50% annually) for Special Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2015, 2014 and 2013 management fees for Class A Interests were $1,666,104, $1,844,301 and $2,501,029, respectively, management fees for Class B Interests were $830,528, $1,063,609 and $1,767,472, respectively, management fees for Original Class B Interests were $48,546, $51,579 and $85,413, respectively, management fees for Special Interests were $157,900, $229,731 and $315,663, respectively and management fees for Institutional Interests were $697,141, $816,281 and $1,097,546, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

General Partner’s Interest, Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Selling agents may, at their option, elect to receive the service fee for the sale of Institutional Interests. For the years ended December 31, 2015, 2014 and 2013 service fees for General Partner’s Interest, were $77, $73 and $70, respectively, service fees for Class A Interests were $3,292,054, $3,689,291 and $4,994,432, respectively, service fees for Original Class A Interests were $431,411, $541,253 and $850,225, respectively and service fees for Institutional Interests were $11,394, $15,184 and $23,724, respectively. Class B, Original Class B and Special Interests did not get charged the service fees. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests.

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
_______________

NOTE 6 - BROKERAGE COMMISSIONS (CONTINUED)

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

The following presents the fair value of derivative contracts at December 31, 2015 and 2014. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$826,890	$(372,982)	$453,908
Currencies	1,639,413	(118,455)	1,520,958
Energy	1,104,694	(610,719)	493,975
Interest Rates	989,590	(2,176,759)	(1,187,169)
Metals	1,473,464	(217,943)	1,255,521
Stock Indices	726,860	(599,754)	127,106
Treasury Rates	-	(225,235)	(225,235)

	$6,760,911	$(4,321,847)	$2,439,064

Forward Currency Contracts	$1,272,922	$(1,666,973)	$(394,051)

Total Gross Fair Value of Derivatives Contracts	$8,033,833	$(5,988,820)	$2,045,013

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2015, 2014 and 2013.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year ended December 31, 2015
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$812,738	$183,868
Currencies	5,240,782	(1,278,886)
Energy	12,776,979	(1,049,791)
Interest Rates	15,040,028	(6,136,872)
Metals	1,552,364	1,155,648
Stock Indices	(6,099,953)	(2,416,825)
Treasury Rates	(1,523,830)	(689,349)

	$27,799,108	$(10,232,207)	104,004

Forward Currency Contracts	$(7,369,968)	$1,594,679	$567,217,918,449	(1)

Total gain (loss) from derivatives contracts	$20,429,140	$(8,637,528)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2014
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(3,622,872)	$(1,207,334)
Currencies	15,721,422	(1,048,045)
Energy	17,811,994	1,582,603
Interest Rates	34,111,784	7,009,331
Metals	(213,214)	(1,310,168)
Stock Indices	7,647,480	(9,487,120)
Treasury Rates	8,102,452	768,348

	$79,559,046	$(3,692,385)	138,421

Forward Currency Contracts	$(3,186,422)	$(2,176,512)	$991,206,090,466	(1)

Total gain (loss) from derivatives contracts	$76,372,624	$(5,868,897)

Year ended December 31, 2013
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$8,520,125	$1,931,276
Currencies	19,944,966	(4,452,030)
Energy	(11,721,625)	487,943
Interest Rates	(17,259,411)	(3,841,913)
Metals	6,156,092	6,347,057
Stock Indices	56,218,415	9,172,334
Treasury Rates	(10,919,057)	555,345

	$50,939,505	$10,200,012	180,308

Forward Currency Contracts	$(3,631,637)	$(572,494)	$960,719,322,833	(1)

Total gain (loss) from derivatives contracts	$47,307,868	$9,627,518

(1)	Represents the U.S. dollar equivalent of the notional amount bought or sold during the years ended December 31, 2015, 2014 and 2013. The number of contracts closed using average cost for long contracts of 556,397, 702,178 and 890,635 and short contracts of (522,035), (634,673) and (938,097) for the years ended December 31, 2015, 2014 and 2013.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	1,272,922	(1,272,922)	-	-	-	-
Commodity futures contracts	6,790,911	(4,321,847)	2,469,064	-	-	2,469,064
Total	8,033,833	(5,594,769)	2,469,064	-	-	2,469,064

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,666,973)	1,272,922	(394,051)	-	-	(394,051)
Commodity futures contracts	(4,321,847)	4,321,847	-	-	-	-
Total	(5,988,820)	5,594,769	(394,051)	-	-	(394,051)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

______________

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

(1) Does not include maintenance margin deposits held at the Clearing Broker of $32,426,371 for 2015 and $30,202,135 for 2014, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 8 -FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES (CONTINUED)

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	December 31, 2015
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(1.34)%	(0.38)%	(0.13)%	(3.12)%	(1.19)%	(0.40)%
Incentive fees	(1.16)%	(1.16)%	(1.16)%	(1.16)%	(1.19)%	(1.16)%

Total return after incentive fees	(2.50)%	(1.54)%	(1.29)%	(4.28)%	(2.38)%	(1.56)%

Ratio to average net asset value
Expenses prior to incentive fees	3.22%	2.25%	2.02%	5.07%	3.06%	2.26%
Incentive fees	1.20%	1.18%	1.12%	1.19%	1.28%	1.19%

Total expenses	4.42%	3.43%	3.14%	6.26%	4.34%	3.45%

Net investment (loss) (1)	(3.11)%	(2.14)%	(1.90)%	(4.95)%	(2.94)%	(2.15)%

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

From January 1, 2016 through March 28, 2016, the Partnership had subscriptions of $3,588,715 and redemptions of $10,135,608.