Form 10-Q
period 2016-03-31
Altegris Winton Futures Fund, L.P.
filed 2016-05-13
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.
FINANCIAL STATEMENTS
MARCH 31, 2016

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 27

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2016 (Unaudited) and DECEMBER 31, 2015 (Audited)

	2016	2015
ASSETS
Equity in commodity broker account
Cash	$9,548,541	$8,522,324
Restricted cash	15,843,247	19,281,810
Restricted foreign currency (cost - $12,441,216 and $13,184,580)	12,621,324	13,144,561
Unrealized gain on open commodity futures contracts	370,152	2,439,064
Unrealized gain on open forward contracts	2,171,787	-

	40,555,051	43,387,759

Cash	10,722,388	10,180,294
Investment securities at fair value
(cost - $286,299,192 and $290,852,153)	286,326,416	290,838,842
Interest receivable	18,241	57,196

Total assets	$337,622,096	$344,464,091

LIABILITIES
Equity in commodity broker account
Foreign currency due to broker
(proceeds - $9,388,976 and $7,722,949 )	$9,524,898	$7,699,507
Unrealized loss on open forward contracts	-	394,051

	9,524,898	8,093,558

Redemptions payable	7,672,167	8,165,478
Subscriptions received in advance	2,611,712	1,084,493
Brokerage commissions payable	432,089	431,598
Management fee payable	290,092	304,932
Service fees payable	294,192	304,498
Advisory fee payable	262,783	266,280
Administrative fee payable	59,923	63,395
Incentive fee payable	59,035	6,621
Other liabilities	478,334	435,604

Total liabilities	21,685,225	19,156,457

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,875	3,821
Limited Partners	315,932,996	325,303,813

Total partners' capital (Net Asset Value)	315,936,871	325,307,634

Total liabilities and partners' capital	$337,622,096	$344,464,091

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2016 (Unaudited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$10,520,000	4/1/2016	Federal Farm Credit Bank Disc Note, 0.15%*	$10,520,000	3.33%
11,000,000	4/12/2016	Federal Home Loan Bank Disc Note, 0.19%*	10,999,296	3.48%
19,500,000	4/13/2016	Federal Home Loan Bank Disc Note, 0.19%*	19,498,635	6.17%
25,200,000	4/20/2016	Federal Home Loan Bank Disc Note, 0.20%*	25,197,203	7.97%
8,000,000	4/22/2016	Federal Home Loan Bank Disc Note, 0.20%*	7,999,016	2.53%
18,700,000	4/26/2016	Federal Home Loan Bank Disc Note, 0.20%*	18,697,270	5.92%
15,000,000	4/27/2016	Federal Home Loan Bank Disc Note, 0.20%*	14,997,720	4.75%
15,000,000	5/11/2016	Federal Home Loan Bank Disc Note, 0.25%*	14,995,665	4.75%
12,000,000	8/9/2016	Federal Home Loan Bank Disc Note, 0.40%*	11,982,672	3.79%
15,000,000	9/16/2016	Federal Home Loan Bank Disc Note, 0.42%*	14,964,995	4.74%
12,000,000	4/20/2016	Federal Home Loan Bank, 0.25%	12,000,564	3.80%
15,000,000	8/12/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.40%*	14,977,830	4.74%
20,000,000	9/23/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.42%*	19,959,160	6.32%
9,558,000	4/1/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	9,558,000	3.02%
Total U.S. Government Agency Bonds and Notes (cost - $206,324,366)			206,348,026	65.31%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2016 (Unaudited)

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$8,400,000	4/12/2016	Apple Inc., 0.00%*	$8,397,909	2.66%
8,500,000	4/15/2016	Banco del Estado de Chile, 0.39%	8,500,000	2.69%
5,800,000	4/8/2016	DCAT, LLC, 0.00%*	5,797,744	1.83%
8,500,000	4/8/2016	Gotham Funding Corporation, 0.00%*	8,496,813	2.69%
8,600,000	4/24/2016	Sumitomo Mutsui Trust & Banking Co, 0.40%	8,600,000	2.72%
8,600,000	4/24/2016	Sumitomo Mutsui Trust & Banking Co (USA), 0.40%	8,600,000	2.72%
8,600,000	4/8/2016	The Norinchukin Bank, 0.40%	8,600,000	2.72%
8,500,000	4/18/2016	Toyota Motor Credit Corporation, 0.00%*	8,497,951	2.69%
8,500,000	4/8/2016	Working Capital Management Co. L.P., 0.00%*	8,496,919	2.70%
Total Corporate Notes (cost - $73,987,336)			73,987,336	23.42%

U.S. Treasury Obligations
$6,000,000	9/1/2016	United States Treasury Bill, 0.35%	5,991,054	1.90%
Total United States Treasury Obligations (cost - $5,987,490)			5,991,054	1.90%

Total investment securities (cost - $286,299,192)			$286,326,416	90.63%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2016 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 16 - Sep 16	232		$60,731	0.02%
Currencies	Jun-16	577		386,528	0.12%
Energy	Jun-16	14		6,658	0.00%
Interest Rates	Jun 16 - Mar 19	7,211		3,982,775	1.26%
Metals	May 16 - Jun 16	190		(243,792)	(0.08)%
Stock Indices	Apr 16 - Jun 16	831		1,279,286	0.41%
Treasury Rates	Jun-16	574		(258,336)	(0.08)%

Total long futures contracts		9,629		5,213,850	1.65%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 16 - Sep 16	1,207		(190,081)	(0.06)%
Currencies	Jun-16	1,061		(2,613,014)	(0.83)%
Energy	Apr 16 - Jun 16	515		54,233	0.02%
Interest Rates	Jun 16 - Dec 16	242		14,439	0.00%
Metals	May 16 - Feb 17	235		(441,910)	(0.14)%
Stock Indices	Apr 16 - Jun 16	482		(1,378,373)	(0.43)%
Treasury Rates	Jun-16	305		(288,992)	(0.09)%

Total short futures contracts		4,047		(4,843,698)	(1.53)%

Total futures contracts		13,676		$370,152	0.12%

LONG FORWARD CONTRACTS:
Currencies	Apr 16 - Sep 16	$178,387,212	(1)	$3,936,397	1.25%

SHORT FORWARD CONTRACTS:
Currencies	Apr 16 - Sep 16	$176,215,425	(1)	(1,764,610)	(0.56)%

Total forward currency contracts				$2,171,787	0.69%

(1)	Represents the March 31, 2016 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015 (Audited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$3,140,000	1/4/2016	Federal Farm Credit Bank Disc Note, 0.00%*	$3,139,992	0.97%
6,689,000	1/4/2016	Federal Home Loan Bank Disc Note, 0.00%*	6,688,983	2.06%
18,000,000	1/8/2016	Federal Home Loan Bank Disc Note, 0.08%*	17,999,694	5.53%
18,000,000	1/27/2016	Federal Home Loan Bank Disc Note, 0.13%*	17,998,272	5.53%
15,041,000	2/3/2016	Federal Home Loan Bank Disc Note, 0.22%*	15,037,871	4.62%
18,000,000	2/5/2016	Federal Home Loan Bank Disc Note, 0.23%*	17,996,004	5.53%
10,000,000	2/16/2016	Federal Home Loan Bank Disc Note, 0.23%*	9,997,010	3.07%
25,000,000	2/17/2016	Federal Home Loan Bank Disc Note, 0.23%*	24,992,350	7.68%
2,000,000	2/24/2016	Federal Home Loan Bank Disc Note, 0.24%*	1,999,292	0.61%
13,200,000	4/20/2016	Federal Home Loan Bank Disc Note, 0.34%*	13,186,272	4.05%
31,775,000	2/19/2016	Federal Home Loan Bank, 0.38%	31,775,254	9.77%
1,500,000	2/29/2016	Federal Home Loan Bank, 0.20%	1,499,763	0.46%
12,000,000	4/20/2016	Federal Home Loan Bank, 0.25%	11,994,216	3.70%
Total U.S. Government Agency Bonds and Notes (cost - $174,318,285)			174,304,973	53.58%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015 (Audited)

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$9,000,000	1/13/2016	Apple Inc., 0.30%*	$8,997,825	2.77%
9,000,000	1/22/2016	Banco del Estado de Chile, 0.40%	9,000,000	2.77%
12,000,000	1/6/2016	Chevron Corporation, 0.26%*	11,997,350	3.69%
6,000,000	1/13/2016	DCAT, LLC, 0.35%*	5,997,750	1.84%
11,650,000	1/12/2016	Exxon Mobil Corporation, 0.30%*	11,646,635	3.58%
14,000,000	1/4/2016	General Electric, 0.15%*	13,999,767	4.30%
6,100,000	1/14/2016	National Rural Utilities Cooperative Finance, 0.29%*	6,098,333	1.87%
9,000,000	1/27/2016	Sumitomo Mitsui Trust Bank, Limited, 0.41%	9,000,000	2.77%
9,000,000	1/27/2016	Sumitomo Mitsui Banking Corporation, 0.40%	9,000,000	2.77%
6,700,000	1/8/2016	The Chiba Bank, Ltd., 0.46%	6,700,000	2.06%
9,000,000	1/15/2016	The Norinchukin Bank, 0.39%	9,000,000	2.77%
6,000,000	1/20/2016	The Walt Disney Company, 0.30%*	5,999,000	1.84%
9,100,000	1/14/2016	Working Capital Management Co. L.P., 0.45%*	9,097,209	2.79%
Total Corporate Notes (cost - $116,533,868)			116,533,869	35.82%

Total investment securities (cost - $290,852,153)			$290,838,842	89.40%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015 (Audited)

	Range of Expiration Dates	Number of Contracts		Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 16 - May 16	151		$20,231	0.01%
Currencies	Mar-16	187		10,596	0.00%
Energy	Mar-16	4		210	0.00%
Interest Rates	Mar 16 - Dec 18	7,140		(1,176,722)	(0.36)%
Metals	Jan 16 - Mar 16	103		30,278	0.01%
Stock Indices	Jan 16 - Mar 16	963		341,058	0.10%
Treasury Rates	Mar-16	225		(224,110)	(0.07)%

Total long futures contracts		8,773		(998,459)	(0.31)%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 16 - May 16	1,256		433,677	0.13%
Currencies	Mar-16	1,672		1,510,362	0.46%
Energy	Jan 16 - Jun 16	858		493,765	0.15%
Interest Rates	Mar 16 - Sep 16	204		(10,447)	0.00%
Metals	Jan 16 - Dec 16	739		1,225,243	0.38%
Stock Indices	Jan 16 - Mar 16	638		(213,952)	(0.06)%
Treasury Rates	Mar-16	45		(1,125)	0.00%

Total short futures contracts		5,412		3,437,523	1.06%

Total futures contracts		14,185		$2,439,064	0.75%

LONG FORWARD CONTRACTS:
Currencies	Jan 16 - Jun 16	$213,007,833	(1)	$(896,055)	(0.28)%

SHORT FORWARD CONTRACTS:
Currencies	Jan 16 - Jun 16	$212,598,674	(1)	502,004	0.16%

Total forward currency contracts				$(394,051)	(0.12)%

(1)	Represents the December 31, 2015 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

	2016	2015
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Realized	$7,823,201	$25,690,639
Change in unrealized	496,926	(2,477,414)
Brokerage commissions	(1,242,283)	(1,437,038)

Gain (loss) from trading derivatives contracts	7,077,844	21,776,187

Gain (loss) on trading of securities
Realized	61,897	28,176
Change in unrealized	40,535	33,253

Gain (loss) from trading securities	102,432	61,429

Gain (loss) on trading of foreign currency
Realized	62,477	(113,194)
Change in unrealized	60,763	32,315

Gain (loss) from trading foreign currency	123,240	(80,879)

Total trading gains (losses)	7,303,516	21,756,737

NET INVESTMENT INCOME (LOSS)
Income
Interest income	197,506	92,909

Expenses
Management fee	889,761	1,041,216
Service fees	873,376	994,440
Advisory fee	778,191	900,180
Professional fees	314,140	310,960
Administrative fee	184,329	219,404
Incentive fee	59,035	4,338,981
Interest expense	32,686	1,149
Other expenses	83,768	148,283

Total expenses	3,215,286	7,954,613

Net investment loss	(3,017,780)	(7,861,704)

NET INCOME (LOSS)	$4,285,736	$13,895,033

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2014	$374,794,900	$22,708,611	4,959,522	15,181,688	169,461,952	90,830,085	71,649,123	3,919

Transfers	-	-	-	-	(329,894)	0	329,894	-

Capital additions	8,124,012	80,333	-	62,000	5,695,674	1,488,921	797,084	-

Capital withdrawals	(12,713,663)	(201,308)	(134,644)	-	(5,377,062)	(4,875,784)	(2,124,865)	-

From operations:
Net investment loss	(7,861,704)	(444,499)	(84,367)	(249,626)	(4,134,174)	(1,725,019)	(1,223,942)	(77)
Net realized gain (loss) from investments (net of brokerage commissions and fx)	24,168,583	1,462,639	320,414	985,206	11,014,680	5,783,463	4,601,928	253
Net change in unrealized gain (loss) from investments	(2,411,846)	(147,725)	(32,853)	(101,205)	(1,136,347)	(549,072)	(444,618)	(26)
Net income (loss) for the three months ended March 31, 2015	13,895,033	870,415	203,194	634,375	5,744,159	3,509,372	2,933,368	150

Balances at March 31, 2015	$384,100,282	$23,458,051	$5,028,072	$15,878,063	$175,194,829	$90,952,594	$73,584,604	$4,069

Balances at December 31, 2015	$325,307,634	$19,520,525	3,866,836	16,606,040	150,288,448	69,938,089	65,083,875	3,821

Transfers	-	-	-	-	-	-	-	-

Capital additions	4,107,970	-	-	-	2,725,187	616,526	766,257	-

Capital withdrawals	(17,764,469)	(297,856)	(1,014,293)	(64,299)	(5,019,220)	(8,445,331)	(2,923,470)	-

From operations:
Net investment loss	(3,017,780)	(151,698)	(17,935)	(76,546)	(1,911,946)	(513,521)	(346,105)	(29)
Net realized gain (loss) from investments (net of brokerage commissions and fx)	6,705,292	404,054	71,786	344,634	3,125,426	1,402,618	1,356,695	79
Net change in unrealized gain (loss) from investments	598,224	28,021	25,628	20,851	256,453	208,706	58,561	4
Net income (loss) for the three months ended March 31, 2016	4,285,736	280,377	79,479	288,939	1,469,933	1,097,803	1,069,151	54

Balances at March 31, 2016	$315,936,871	$19,503,046	$2,932,022	$16,830,680	$149,464,348	$63,207,087	$63,995,813	$3,875

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2016 and December 31, 2015, and reported amounts of income and expenses for the three months ended March 31, 2016 and 2015, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2016 or December 31, 2015, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2016 or December 31, 2015, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the three months ended March 31, 2016 and the year ended December 31, 2015.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2016 and December 31, 2015:

March 31, 2016	Level 1	Level 2	Level 3	Balance as of March 31, 2016
Assets:
Futures contracts (1)	$6,924,862	$-	$-	$6,924,862
Forward currency contracts (1)	-	3,950,948	-	3,950,948
U.S. Government agency
bonds and notes	206,348,026	-	-	206,348,026
Corporate notes	-	73,987,336	-	73,987,336
U.S. Treasury Obligations	5,991,054	-	-	5,991,054

	$219,263,942	$77,938,284	$-	$297,202,226

Liabilities:
Futures contracts (1)	$(6,554,710)	$-	$-	$(6,554,710)
Forward currency contracts (1)	-	(1,779,161)	-	(1,779,161)

	$(6,554,710)	$(1,779,161)	$-	$(8,333,871)

December 31, 2015	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets:
Futures contracts (1)	$6,760,911	$-	$-	$6,760,911
Forward currency contracts (1)	-	1,272,922	-	1,272,922
U.S. Government agency
bonds and notes	174,304,973	-	-	174,304,973
Corporate notes	-	116,533,869	-	116,533,869

	$181,065,884	$117,806,791	$-	$298,872,675

Liabilities:
Futures contracts (1)	$(4,321,847)	$-	$-	$(4,321,847)
Forward currency contracts (1)	-	(1,666,973)	-	(1,666,973)

	$(4,321,847)	$(1,666,973)	$-	$(5,988,820)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian. the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of March 31, 2016 and December 31, 2015 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2016 or December 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2016 or for the year ended December 31, 2015.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2016 and 2015.

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

Total management fees earned by the General Partner, for the three months ended March 31, 2016 and 2015 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2016, administrative fees for Class A and Class B Interests were $127,431 and $56,898, respectively. For the three months ended March 31, 2015, administrative fees for Class A and Class B Interests were $143,555 and $75,849, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. For the year ended December 31, 2015, Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership’s introducing broker. On December 31, 2014, Altegris Futures was merged with and into Altegris Clearing Solutions and thereafter dissolved. Altegris Clearing Solutions was the surviving entity (Altegris Clearing Solutions is referred to as the “introducing broker” of the Partnership).

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

At March 31, 2016 and December 31, 2015, respectively, the Partnership had charges for brokerage-related services payable to its introducing broker of $350,033 and $347,920, and service fees payable to Altegris Investments of $41,651 and $42,997, respectively.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Altegris Clearing Solutions - Brokerage Commission fees	$1,040,476	$1,161,367
Altegris Investments- Service fees	128,636	151,984
Total	$1,169,112	$1,313,351

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement). Total incentive fees earned by the Advisor for the three months ended March 31, 2016 and 2015 are shown on the Statements of Income (Loss).

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. The Advisor receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class B Interests of the Partnership's management fee net asset value. Advisor receives a monthly management fee from the Partnership equal to 0.042% (0.50% annually) for Special Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2016, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $386,153, $172,417, $8,673, $42,679 and $168,269, respectively. For the three months ended March 31, 2015, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $435,046, $229,862, $12,663, $38,929 and $183,680, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2016, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $20, $770,572, $99,892 and $2,892, respectively. For the three months ended March 31, 2015, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $20, $874,835, $116,621 and $2,964, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

NOTE 6 - BROKERAGE COMMISSIONS AND CHARGES

The Partnership is subject to monthly brokerage charges equal to the greater of: (A) actual commissions and expenses paid to the Clearing Broker by the Partnership; or (B) an amount equal to 0.125% of the management fee net asset value of all Limited Partners’ month-end capital account balances (1.50% annually) (the “Minimum Amount”). If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are less than the Minimum Amount, the Partnership will pay to the Introducing Broker the difference as payment for brokerage-related services, including, but not limited to, monitoring trade, execution, clearing, custodial and distribution services provided to the Partnership. If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are greater than the Minimum Amount, the Partnership pays only the amounts described in (A) above. The Partnership’s payment of brokerage commissions to the Clearing Broker for clearing trades on its behalf, and payments to the Introducing Broker for brokerage-related services, if any, are reflected on the Statements of Income (Loss) as Brokerage Commissions.

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

The following presents the fair value of derivatives contracts at March 31, 2016 and December 31, 2015. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

March 31, 2016

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$607,035	$(736,385)	$(129,350)
Currencies	386,528	(2,613,014)	(2,226,486)
Energy	304,912	(244,021)	60,891
Interest Rates	4,229,214	(232,000)	3,997,214
Metals	85,016	(770,718)	(685,702)
Stock Indices	1,312,157	(1,411,244)	(99,087)
Treasury Rates	-	(547,328)	(547,328)
	$6,924,862	$(6,554,710)	$370,152
Forward Currency Contracts	$3,950,948	$(1,779,161)	$2,171,787
Total Gross Fair Value of Derivatives Contracts	$10,875,810	$(8,333,871)	$2,541,939

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2016 and 2015.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended March 31, 2016
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$804,166	$(583,258)
Currencies	253,561	(3,747,444)
Energy	2,861,645	(433,084)
Interest Rates	8,403,924	5,184,383
Metals	(4,156,812)	(1,941,223)
Stock Indices	(2,296,793)	(226,193)
Treasury Rates	2,914,297	(322,093)
	$8,783,988	$(2,068,912)	21,211
Forward Currency Contracts	$(960,787)	$2,565,838	$164,930,481,616	(1)
Total gain (loss) from derivatives contracts	$7,823,201	$496,926

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended March 31, 2015

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(56,325)	$990,531
Currencies	11,375,686	(2,516,213)
Energy	1,312,124	(872,199)
Interest Rates	7,837,248	217,868
Metals	(712,964)	(1,481,793)
Stock Indices	8,865,738	(1,760,936)
Treasury Rates	191,267	1,209,428
	$28,812,774	$(4,213,314)	24,731
Forward Currency Contracts	$(3,122,135)	$1,735,900	$220,339,871,003	(1)
Total gain (loss) from derivatives contracts	$25,690,639	$(2,477,414)

(1)	Represents the notional amount bought or sold during the three months ended March 31, 2016 and 2015. The number of contracts closed using average cost for long contracts of 577,820 and 545,057 and short contracts of (404,903) and (536,244) for the three months ended March 31, 2016 and 2015, respectively.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of March 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Description

Forward contracts	3,950,948	(1,779,161)	2,171,787	-	-	2,171,787
Commodity futures contracts	6,924,862	(6,554,710)	370,152	-	-	370,152
Total	10,875,810	(8,333,871)	2,541,939	-	-	2,541,939

Offsetting the Financial Liabilities and Derivative Liabilities

As of March 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Description

Forward contracts	(1,779,161)	1,779,161	-	-	-	-
Commodity futures contracts	(6,554,710)	6,554,710	-	-	-	-
Total	(8,333,871)	8,333,871	-	-	-	-

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Condition

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Description

Forward contracts	1,272,922	(1,272,922)	-	-	-	-
Commodity futures contracts	6,760,911	(4,321,847)	2,439,064	-	-	2,439,064
Total	8,033,833	(5,594,769)	2,439,064	-	-	2,439,064

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2015				Gross Amounts Not Offset in the Statement of Financial Condition

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Description

Forward contracts	(1,666,973)	1,272,922	(394,051)	-	-	(394,051)
Commodity futures contracts	(4,321,847)	4,321,847	-	-	-	-
Total	(5,988,820)	5,594,769	(394,051)	-	-	(394,051)

(1)
The Partnership posted additional collateral of $28,464,571 for 2016 & $32,426,371 for 2015, respectively, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2016
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	1.41%	1.67%	1.73%	0.95%	1.46%	1.66%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.02)%	(0.03)%	(0.00)%

Total return after incentive fees	1.41%	1.67%	1.73%	0.93%	1.43%	1.66%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.28%	2.20%	2.03%	5.12%	3.08%	2.30%
Incentive fees (3)	0.00%	0.01%	0.00%	0.03%	0.03%	0.00%

Total expenses	3.28%	2.21%	2.03%	5.15%	3.11%	2.30%

Net investment (loss) (1) (2)	(3.04)%	(1.97)%	(1.79)%	(4.88)%	(2.84)%	(2.06)%

	Three months ended March 31, 2015
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	4.99%	5.25%	5.32%	4.52%	5.04%	5.25%
Incentive fees	(1.15)%	(1.15)%	(1.16)%	(1.15)%	(1.16)%	(1.16)%

Total return after incentive fees	3.84%	4.10%	4.16%	3.37%	3.88%	4.09%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.24%	1.98%	5.12%	3.09%	2.26%
Incentive fees (3)	1.13%	1.14%	1.13%	1.14%	1.15%	1.13%

Total expenses	4.38%	3.38%	3.11%	6.26%	4.24%	3.39%

Net investment (loss) (1) (2)	(3.15)%	(2.14)%	(1.88)%	(5.02)%	(2.99)%	(2.16)%

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to March 31, 2016 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2016 through May 13, 2016, the Partnership had subscriptions of $2,657,342.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2016

During the first quarter of 2016, the Partnership achieved net realized and unrealized gains of $7,303,516 from its trading activities, net of brokerage commissions of $1,242,283. The Partnership accrued total expenses of $3,215,286, including $889,761 in management fees paid to the General Partner, $59,035 in incentive fees, and $1,187,516 in service and professional fees. The Partnership earned $197,506 in interest income during the first quarter of 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2016 is set forth below.

First Quarter 2016. In January 2016, the Partnership enjoyed modest net gains, despite a rocky start as renewed anxiety around the health of the global economy led to heavy falls in world stock markets. Central bankers responded by hinting at further accommodative policy, and the Bank of Japan surprised markets by cutting interest rates on new bank reserves on the final day of the month. Fixed income was the main driver of fund performance in this environment, most notably in Europe: Euribor and Bunds futures prices both recovered their December losses over the course of the month. Energies were another area of strength as the Partnership continued to follow the crude oil price lower amid rising stockpiles and the removal of sanctions on Iran. These gains, however, were trimmed by other parts of the portfolio, as there were losses in equities, while at the same time, short exposure to a rising gold price detracted from overall performance. The Partnership’s portfolio also experienced net investment gains in February 2016, a period when global stock markets were steadier than in January, while gold and government bond prices resumed their upwards trajectory. One of the most notable developments was the British pound sliding to a seven-year low versus the US dollar, as heightened concerns around “Brexit” took hold (i.e., the possibility of Britain exiting the European Union). The Partnership’s performance was similar to that of January 2016 in terms of sector contributions: fixed income and energies were the biggest contributors, while a reduced short exposure to gold led the precious metals positioning to detract. Within fixed income, the Partnership benefited from gains in bond futures. The Partnership also made modest gains in energies and equities during the period. The Partnership sustained a net loss in March 2016, a month characterized by a lack of meaningful diversifiers materializing within the portfolio and reversals in a number of market trends, many of which were profitable during the opening months of the year. Dovish comments from the US Federal Reserve and easing concerns around China were accompanied by a weakening US dollar and increases in commodity prices. Buoyant global stock markets recovered most of their January and February losses, whereas gold’s advances abated. Against this backdrop, the bulk of the Partnership’s losses occurred in its positioning of currencies (notwithstanding some emerging market currency positive returns) and fixed income (as yields rose for the first half of the month only to fall back to where they started by month end). The Partnership in March gave up its earlier profits in the year due to losses on its short positions in energies, as the WTI crude price recovered from around $34 a barrel to $38. Overall short exposure to stock index and crops futures resulted in the Partnership’s failure to profit from buoyant equity markets and agricultural prices during the month.

Three Months Ended March 31, 2015

During the first quarter of 2015, the Partnership achieved net realized and unrealized gains of $21,756,737 from its trading activities, net of brokerage commissions of $1,437,038. The Partnership incurred total expenses of $7,954,613, including $1,041,216 in management fees paid to the General Partner, $4,338,981 in incentive fees, and $1,305,400 in service and professional fees. The Partnership earned $92,909 in interest income during the first quarter of 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2015 is set forth below.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2016.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2015 are not material.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 30, 2016.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2016:

Month	Amount Redeemed
January 31, 2016	$7,499,746
February 29, 2016	$2,635,862
March 31, 2016	$7,628,860

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

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification

**	Rockwell Futures Management, Inc. became Altegris Portfolio Management, Inc., which merged with and into Altegris Advisors, L.L.C.
***	Fimat USA, LLC became Newedge USA, LLC, which merged with and into SG Americas Securities, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2016

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Jack L. Rivkin
Jack L. Rivkin, Chief Executive Officer

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer