Form 10-Q
period 2016-06-30
Altegris Winton Futures Fund, L.P.
filed 2016-08-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

JUNE 30, 2016

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 30

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2016 (Unaudited) and DECEMBER 31, 2015 (Audited)

	2016	2015
ASSETS
Equity in commodity broker account
Cash	$-	$8,522,324
Restricted cash	13,135,727	19,281,810
Restricted foreign currency (cost - $11,210,698 and $13,184,580)	11,342,982	13,144,561
Unrealized gain on open commodity futures contracts	14,657,309	2,439,064
Unrealized gain on open forward contracts	1,931,359	-

	41,067,377	43,387,759

Cash	16,963,838	10,180,294
Investment securities at fair value
(cost - $276,096,955 and $290,852,153)	276,132,653	290,838,842
Interest receivable	6,612	57,196

Total assets	$334,170,480	$344,464,091

LIABILITIES
Equity in commodity broker account
Cash	$3,275,335	$-
Foreign currency due to broker
(proceeds - $10,051,172 and $7,722,949 )	10,169,774	7,699,507
Unrealized loss on open forward contracts	-	394,051

	13,445,109	8,093,558

Redemptions payable	4,505,353	8,165,478
Subscriptions received in advance	1,566,464	1,084,493
Brokerage commissions payable	365,740	431,598
Service fees payable	294,954	304,498
Management fee payable	270,430	304,932
Advisory fee payable	217,879	266,280
Incentive fee payable	114,207	6,621
Administrative fee payable	55,860	63,395
Other liabilities	503,666	435,604

Total liabilities	21,339,662	19,156,457

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,911	3,821
Limited Partners	312,826,907	325,303,813

Total partners' capital (Net Asset Value)	312,830,818	325,307,634

Total liabilities and partners' capital	$334,170,480	$344,464,091

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2016 (Unaudited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$4,545,000	7/1/2016	Federal Farm Credit Bank Disc Note, 0.20%*	$4,545,000	1.45%
15,000,000	7/8/2016	Federal Home Loan Bank Disc Note, 0.15%*	14,999,505	4.79%
12,000,000	7/29/2016	Federal Home Loan Bank Disc Note, 0.16%*	11,998,416	3.84%
12,000,000	8/9/2016	Federal Home Loan Bank Disc Note, 0.24%*	11,996,748	3.83%
15,000,000	9/16/2016	Federal Home Loan Bank Disc Note, 0.28%*	14,991,015	4.79%
18,860,000	10/12/2016	Federal Home Loan Bank Disc Note, 0.36%*	18,840,574	6.02%
5,000,000	10/21/2016	Federal Home Loan Bank Disc Note, 0.36%*	4,994,400	1.60%
12,000,000	11/9/2016	Federal Home Loan Bank Disc Note, 0.38%*	11,983,404	3.84%
2,497,000	7/1/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	2,497,000	0.80%
15,000,000	8/12/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.25%*	14,995,620	4.79%
20,000,000	9/23/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.28%*	19,986,940	6.39%
Total U.S. Government Agency Bonds and Notes (cost - $131,794,695)			131,828,622	42.14%

*	The rate reported is the effective yield at time of purchase.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2016 (Unaudited)

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$8,150,000	7/22/2016	Apple Inc., 0.00%*	$8,147,637	2.60%
5,500,000	7/15/2016	Banco del Estado de Chile, 0.40%	5,500,000	1.76%
13,700,000	7/1/2016	Bridgestone Americas, Inc., 0.00%*	13,699,855	4.38%
8,200,000	7/8/2016	CIBC World Markets Corp., 0.00%*	8,197,358	2.62%
3,500,000	7/1/2016	DCAT, LLC, 0.00%*	3,498,075	1.12%
2,000,000	7/21/2016	DCAT, LLC, 0.00%*	1,998,883	0.64%
8,300,000	7/7/2016	Exxon Mobil Corp., 0.00%*	8,297,441	2.65%
13,700,000	7/1/2016	General Electric Company, 0.00%*	13,699,867	4.38%
5,500,000	7/8/2016	National Rural Utilities Cooperative Finance Corp., 0.00%*	5,498,272	1.76%
6,430,000	7/28/2016	The Shizuoka Bank, Ltd., 0.48%	6,430,000	2.06%
8,250,000	7/15/2016	Sumitomo Mitsui Trust Bank, Limited, 0.41%	8,250,000	2.64%
5,500,000	7/1/2016	The Chiba Bank, Ltd., 0.50%	5,500,000	1.76%
8,300,000	7/8/2016	The Norinchukin Bank, 0.42%	8,300,000	2.65%
11,000,000	7/8/2016	Toronto Dominion Holdings (USA), Inc., 0.00%*	10,996,425	3.51%
8,300,000	7/6/2016	Victory Receivables Corporation, 0.00%*	8,298,690	2.65%
8,300,000	7/12/2016	Wal-Mart Stores Inc., 0.00%*	8,297,782	2.65%
5,400,000	7/1/2016	Working Capital Management Co. L.P., 0.00%*	5,399,937	1.73%
8,300,000	7/29/2016	Working Capital Management Co. L.P., 0.00%*	8,296,323	2.65%
Total Corporate Notes (cost - $138,307,336)			138,306,545	44.21%

U.S. Treasury Obligations
$6,000,000	9/1/2016	United States Treasury Bill, 0.23%*	5,997,486	1.92%
Total United States Treasury Obligations (cost - $5,994,924)			5,997,486	1.92%

Total investment securities (cost - $276,096,955)			$276,132,653	88.27%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2016 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 16 - Mar 17	506		$565,117	0.18%
Currencies	Sep-16	433		1,058,868	0.34%
Interest Rates	Sep 16 - Jun 19	7,580		6,098,177	1.95%
Metals	Jul 16 - Sep 16	407		1,467,026	0.47%
Stock Indices	Jul 16 - Sep 16	632		551,009	0.18%
Treasury Rates	Sep-16	644		3,687,141	1.18%

Total long futures contracts		10,202		13,427,338	4.30%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 16 - Dec 16	534		435,830	0.14%
Currencies	Sep-16	812		2,579,708	0.83%
Energy	Jul 16 - Sep 16	189		(176,985)	(0.06)%
Interest Rates	Sep 16 - Dec 16	54		(6,527)	0.00%
Metals	Jul 16 - Jun 17	270		(861,101)	(0.28)%
Stock Indices	Jul 16 - Sep 16	263		(222,320)	(0.07)%
Treasury Rates	Sep-16	346		(518,634)	(0.17)%

Total short futures contracts		2,468		1,229,971	0.39%

Total futures contracts		12,670		$14,657,309	4.69%

LONG FORWARD CONTRACTS:
Currencies	Jul 16 - Oct 16	$164,600,436	(1)	$2,593,915	0.82%

SHORT FORWARD CONTRACTS:
Currencies	Jul 16 - Oct 16	$162,669,076	(1)	(662,556)	(0.20)%

Total forward currency contracts				$1,931,359	0.62%

(1)	Represents the June 30, 2016 U.S. dollar equivalent of the notional amount bought or sold

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

(1)	Represents the December 31, 2015 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
TRADING GAIN (LOSS)
Gain (loss) on trading of
derivatives contracts
Realized	$(7,797,236)	$(14,693,079)	$25,965	$10,997,560
Change in unrealized	14,046,729	(9,285,336)	14,543,655	(11,762,750)
Brokerage commissions	(1,164,835)	(1,405,788)	(2,407,118)	(2,842,826)

Gain (loss) from trading derivatives contracts	5,084,658	(25,384,203)	12,162,502	(3,608,016)

Gain (loss) on trading of securities
Realized	82,083	25,620	143,980	53,796
Change in unrealized	8,474	13,302	49,009	46,555

Gain (loss) from trading securities	90,557	38,922	192,989	100,351

Gain (loss) on trading of foreign currency
Realized	(39,402)	187,342	23,075	74,148
Change in unrealized	(30,504)	27,991	30,259	60,306

Gain (loss) from trading foreign currency	(69,906)	215,333	53,334	134,454

Total trading gain (loss)	5,105,309	(25,129,948)	12,408,825	(3,373,211)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	212,686	93,988	410,192	186,897

Expenses
Management fee	833,010	1,018,368	1,722,771	2,059,584
Service fees	832,350	949,496	1,705,726	1,943,936
Advisory fee	729,948	880,432	1,508,139	1,780,612
Professional fees	283,606	307,723	597,746	618,683
Administrative fee	172,213	214,714	356,542	434,118
Incentive fee	114,207	-	173,242	4,338,981
Interest expense	30,952	3,664	63,638	4,813
Other expenses	50,594	(37,152)	134,362	111,131

Total expenses	3,046,880	3,337,245	6,262,166	11,291,858

Net investment loss	(2,834,194)	(3,243,257)	(5,851,974)	(11,104,961)

NET INCOME (LOSS)	$2,271,115	$(28,373,205)	$6,556,851	$(14,478,172)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Special Interests	Class A	Class B	Institutional Institutional Interests	General Partner

Balances at December 31, 2014	$374,794,900	$22,708,611	4,959,522	15,181,688	169,461,952	90,830,085	71,649,123	3,919

Transfers	-	(139,240)	139,240	-	(919,182)	589,288	329,894	-

Capital additions	16,581,967	95,333	-	446,790	12,308,304	1,885,980	1,845,560	-

Capital withdrawals	(28,404,303)	(587,078)	(261,352)	-	(11,465,465)	(11,582,468)	(4,507,940)	-

From operations:
Net investment loss	(11,104,961)	(607,644)	(108,467)	(316,303)	(6,173,335)	(2,326,485)	(1,572,623)	(104)
Net realized gain (loss) from investments (net of brokerage commissions)	8,282,678	498,295	111,780	312,690	3,606,195	2,160,708	1,592,926	84
Net change in unrealized gain (loss) from investments	(11,655,889)	(705,862)	(158,040)	(486,845)	(5,333,889)	(2,752,064)	(2,219,065)	(124)
Net income (loss) for the six months ended June 30, 2015	(14,478,172)	(815,211)	(154,727)	(490,458)	(7,901,029)	(2,917,841)	(2,198,762)	(144)

Balances at June 30, 2015	$348,494,392	$21,262,415	$4,682,683	$15,138,020	$161,484,580	$78,805,044	$67,117,875	$3,775

Balances at December 31, 2015	$325,307,634	$19,520,525	3,866,836	16,606,040	150,288,448	69,938,089	65,083,875	3,821

Transfers	-	-	-	-	-	-	-	-

Capital additions	9,479,424	-	-	-	6,452,079	1,231,088	1,796,257	-

Capital withdrawals	(28,513,091)	(1,553,940)	(1,014,293)	(64,299)	(9,684,875)	(12,967,214)	(3,228,470)	-

From operations:
Net investment loss	(5,851,974)	(288,747)	(31,950)	(173,825)	(3,739,006)	(952,165)	(666,224)	(57)
Net realized gain (loss) from investments (net of brokerage commissions)	(2,214,098)	(131,037)	(10,853)	(130,049)	(1,109,896)	(357,156)	(475,077)	(30)
Net change in unrealized gain (loss) from investments	14,622,923	849,140	156,994	775,533	6,976,079	2,896,310	2,968,690	177
Net income (loss) for the six months ended June 30, 2016	6,556,851	429,356	114,191	471,659	2,127,177	1,586,989	1,827,389	90

Balances at June 30, 2016	$312,830,818	$18,395,941	$2,966,734	$17,013,400	$149,182,829	$59,788,952	$65,479,051	$3,911

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2016 and December 31, 2015, and reported amounts of income and expenses for the three and six months ended June 30, 2016 and 2015, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government bonds and notes are categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2016 or December 31, 2015, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2016 or December 31, 2015, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the six month period ended June 30, 2016 and the year ended December 31, 2015.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2016 and December 31, 2015:

				Balance as of
June 30, 2016	Level 1	Level 2	Level 3	June 30, 2016
Assets:
Futures contracts (1)	$16,963,877	$-	$-	$16,963,877
Forward currency contracts (1)	-	3,521,811	-	3,521,811
U.S. Government agency bonds and notes	131,828,622	-	-	131,828,622
Corporate notes	-	138,306,545	-	138,306,545
U.S. Treasury Obligations	5,997,486	-	-	5,997,486

	$154,789,985	$141,828,356	$-	$296,618,341

Liabilities:
Futures contracts (1)	$(2,306,568)	$-	$-	$(2,306,568)
Forward currency contracts (1)	-	(1,590,452)	-	(1,590,452)

	$(2,306,568)	$(1,590,452)	$-	$(3,897,020)

				Balance as of
December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015
Assets:
Futures contracts (1)	$6,760,911	$-	$-	$6,760,911
Forward currency contracts (1)	-	1,272,922	-	1,272,922
U.S. Government agency bonds and notes	174,304,973	-	-	174,304,973
Corporate notes	-	116,533,869	-	116,533,869

	$181,065,884	$117,806,791	$-	$298,872,675

Liabilities:
Futures contracts (1)	$(4,321,847)	$-	$-	$(4,321,847)
Forward currency contracts (1)	-	(1,666,973)	-	(1,666,973)

	$(4,321,847)	$(1,666,973)	$-	$(5,988,820)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the six month period ended June 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2016 and the year ended December 31, 2015, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker.  A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker.  The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of June 30, 2016 and December 31, 2015 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2016 or December 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2016 and 2015.

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

Total management fees earned by the General Partner, for the three and six months ended June 30, 2016 and 2015 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2016, administrative fees for Class A Interests were $121,715 and $249,146, respectively and administrative fees for Class B Interests were $50,498 and $107,396, respectively.  For the three and six months ended June 30, 2015, administrative fees for Class A Interests were $143,149 and $286,704, respectively and administrative fees for Class B Interests were $71,565 and $147,414, respectively.   General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C.

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

At June 30, 2016 and December 31, 2015, respectively, the Partnership had charges for brokerage-related services payable to its introducing broker of $289,720 and $347,920, and service fees payable to Altegris Investments of $40,834 and $42,997, respectively.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2016 and 2015:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2016	June 30, 2016	June 30, 2015	June 30, 2015
Altegris Futures - Brokerage
Commission fees	$981,815	$2,022,291	$1,168,198	$2,329,565
Altegris Investments- Service fees	121,151	249,787	144,446	296,430
Total	$1,102,966	$2,272,078	$1,312,644	$2,625,995

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”).  The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement).  However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement).  Total incentive fees earned by the Advisor for the three and six months ended June 30, 2016 and 2015 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value.  The Advisor receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class B Interests of the Partnership's management fee net asset value. Advisor receives a monthly management fee from the Partnership equal to 0.042% (0.50% annually) for Special Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor.  For the three and six months ended June 30, 2016, management fees for Class A Interests were $368,831 and $754,984, respectively, management fees for Class B Interests were $153,026 and $325,443, respectively, management fees for Original Class B Interests were $7,201 and $15,874, respectively, management fees for Special Interests were $41,344 and $84,023, respectively and management fees for Institutional Interests were $159,546 and $327,815, respectively.  For the three and six months ended June 30, 2015, management fees for Class A Interests were $433,783 and $868,829, respectively, management fees for Class B Interests were $216,864 and $446,726, respectively, management fees for Original Class B Interests were $12,398 and $25,061, respectively, management fees for Special Interests were $39,395 and $78,324, respectively and management fees for Institutional Interests were $177,992 and $361,672, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners.  Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2016, service fees for General Partner’s Interest, were $19 and $39, respectively, service fees for Class A Interests were $735,013 and $1,505,585, respectively, service fees for Original Class A Interests were $92,960 and $192,852, respectively and service fees for Institutional Interests were $4,358 and $7,250, respectively.  For the three and six months ended June 30, 2015, service fees for General Partner’s Interest, were $19 and $39, respectively, service fees for Class A Interests were $836,986 and $1,711,821, respectively, service fees for Original Class A Interests were $109,665 and $226,286, respectively and service fees for Institutional Interests were $2,826 and $5,790, respectively.   Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2016 and December 31, 2015.  The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position.  Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

June 30, 2016

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$1,292,035	$(291,088)	$1,000,947
Currencies	3,747,421	(108,845)	3,638,576
Energy	34,336	(211,321)	(176,985)
Interest Rates	6,099,971	(8,321)	6,091,650
Metals	1,467,225	(861,300)	605,925
Stock Indices	635,748	(307,059)	328,689
Treasury Rates	3,687,141	(518,634)	3,168,507

	$16,963,877	$(2,306,568)	$14,657,309

Forward Currency Contracts	$3,521,811	$(1,590,452)	$1,931,359

Total Gross Fair Value of Derivatives Contracts	$20,485,688	$(3,897,020)	$16,588,668

December 31, 2015

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$826,890	$(372,982)	$453,908
Currencies	1,639,413	(118,455)	1,520,958
Energy	1,104,694	(610,719)	493,975
Interest Rates	989,590	(2,176,759)	(1,187,169)
Metals	1,473,464	(217,943)	1,255,521
Stock Indices	726,860	(599,754)	127,106
Treasury Rates	-	(225,235)	(225,235)

	$6,760,911	$(4,321,847)	$2,439,064

Forward Currency Contracts	$1,272,922	$(1,666,973)	$(394,051)

Total Gross Fair Value of Derivatives Contracts	$8,033,833	$(5,988,820)	$2,045,013

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2016 and 2015.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended June 30, 2016

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(1,846,389)	$1,130,297
Currencies	(2,425,574)	5,865,062
Energy	(2,864,330)	(237,876)
Interest Rates	3,263,467	2,094,436
Metals	(896,193)	1,291,627
Stock Indices	(3,654,383)	427,776
Treasury Rates	(622,454)	3,715,835

	$(9,045,856)	$14,287,157	19,653

Forward Currency Contracts	$1,248,620	$(240,428)	$155,770,697,967	(1)

Total gain (loss) from derivatives contracts	$(7,797,236)	$14,046,729

Six Months ended June 30, 2016

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(1,042,223)	$547,039
Currencies	(2,172,013)	2,117,618
Energy	(2,685)	(670,960)
Interest Rates	11,667,391	7,278,819
Metals	(5,053,005)	(649,596)
Stock Indices	(5,951,176)	201,583
Treasury Rates	2,291,843	3,393,742

	$(261,868)	$12,218,245	40,864

Forward Currency Contracts	$287,833	$2,325,410	$320,701,179,584	(1)

Total gain (loss) from derivatives contracts	$25,965	$14,543,655

(1)	Represents the notional amount bought or sold during the three and six months ended June 30, 2016. The number of contracts closed using average cost for long contracts of 431,952 and 498,125 and short contracts of (407,193) and (405,915) for the three and six months ended June 30, 2016.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	3,521,811	(1,590,452)	1,931,359	-	-	1,931,359
Commodity futures contracts	16,963,877	(2,306,568)	14,657,309	-	-	14,657,309
Total	20,485,688	(3,897,020)	16,588,668	-	-	16,588,668

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,590,452)	1,590,452	-	-	-	-
Commodity futures contracts	(2,306,568)	2,306,568	-	-	-	-
Total	(3,897,020)	3,897,020	-	-	-	-

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
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

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,666,973)	1,272,922	(394,051)	-	-	(394,051)
Commodity futures contracts	(4,321,847)	4,321,847	-	-	-	-
Total	(5,988,820)	5,594,769	(394,051)	-	-	(394,051)

(1)	The Partnership posted additional collateral of $24,478,709 for 2016 & $32,426,371 for 2015, respectively, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended March 31, 2016 and 2015.  This information has been derived from information presented in the financial statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended June 30, 2016
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.93%	1.18%	1.25%	0.47%	0.97%	1.18%
Incentive fees	(0.00)%	(0.00)%	(0.16)%	(0.04)%	(0.02)%	(0.01)%

Total return after incentive fees	0.93%	1.18%	1.09%	0.43%	0.95%	1.17%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.17%	2.17%	1.96%	5.01%	2.98%	2.22%
Incentive fees (3)	0.00%	0.00%	0.16%	0.05%	0.02%	0.00%

Total expenses	3.17%	2.17%	2.12%	5.06%	3.00%	2.22%

Net investment (loss) (1) (2)	(2.90)%	(1.90)%	(1.68)%	(4.74)%	(2.71)%	(1.95)%

Six months ended June 30, 2016

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	2.36%	2.87%	3.00%	1.43%	2.45%	2.86%
Incentive fees	(0.00)%	(0.00)%	(0.17)%	(0.07)%	(0.05)%	(0.01)%

Total return after incentive fees	2.36%	2.87%	2.83%	1.36%	2.40%	2.85%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.23%	2.17%	2.00%	5.07%	3.04%	2.26%
Incentive fees (3)	0.00%	0.01%	0.16%	0.07%	0.05%	0.01%

Total expenses	3.23%	2.18%	2.16%	5.14%	3.09%	2.27%

Net investment (loss) (1) (2)	(2.97)%	(1.93)%	(1.74)%	(4.81)%	(2.78)%	(2.01)%

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to June 30, 2016 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2016 through August 12, 2016, the Partnership had subscriptions of $2,488,543 and redemptions of $5,506,702.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through June 30, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2016

During the second quarter of 2016, the Partnership achieved net realized and unrealized gains of $5,105,309 from its trading activities, net of brokerage commissions of $1,164,835.  The Partnership accrued total expenses of $3,046,880, including $833,010 in management fees paid to the General Partner, $114,207 in incentive fees, and $1,115,956 in service and professional fees.  The Partnership earned $212,686 in interest income during the second quarter of 2016.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2016 is set forth below.

Second Quarter 2016.  The Partnership’s performance was negative in April 2016, as a number of long-term trends continued to reverse.  US and European government bond prices drifted lower, commodities appreciated, while gains in energy and materials stocks lifted global equity markets. Oil prices hit their highest levels since last November.  Performance in this environment was driven by losses from across the portfolio. Fixed income led the detractors as long positions in bonds and short-term interest rates weighed on returns. In energies, rising prices caused short positions to detract, particularly in heating oil futures. The crops sector was another area that cost performance as corn and soybean prices surged in response to exceptionally poor weather conditions in South America.  Currencies offset some of the detractors as the investment system benefited from a long position in a rallying Japanese yen at month-end. Elsewhere, the portfolio also profited from gains in the gold price and positioning across the livestock sector.  The Partnership also experienced a loss for the month of May 2016, as markets reacted to an anticipated US interest rate rise, The US dollar responded by appreciating versus most major currencies and gold gave up its April gains – both moves representing a reversal in year-to-date trends. Meanwhile, global stock markets rose slightly over the month, but with offsetting positions between regions, the sector remained largely flat. Oil prices rose to just under $50 a barrel as the global supply glut finally started to ease following supply disruptions in Nigeria, Libya, Venezuela, and Canada. The value of WTI crude futures contracts climbed to a seven-month high.  Against this backdrop, currencies and precious metals posted losses. Long positioning in the Japanese yen and Australian dollar held back returns, while an increased exposure to gold was responsible for most of the negative performance from the precious metals sector. In fixed income, bunds led bond sector returns, but there were losses in short-term interest rates. Crops performed well, attributable largely to profits from trading in soybeans.  The Partnership enjoyed a reversal of previous-months’ losses, and experienced robust gains for June 2016, after a tumultuous period.  As financial markets gradually absorbed the impact of the momentous decision resulting from the UK referendum to exit the European Union, this led to high levels of volatility in virtually all major markets traded by the Partnership and record levels in some. The referendum also had immediate political ramifications in the UK, contributing to the volatility.  The resultant short-term volatility contributed to the Partnership’s positive performance across most sectors traded by the end of June 2016.

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

Six Months Ended June 30, 2016

During the six months ended June 30, 2016, the Partnership achieved net realized and unrealized gains of $12,408,825 from its trading activities, net of brokerage commissions of $2,407,118.  The Partnership accrued total expenses of $6,262,166, including $1,722,771 in management fees paid to the General Partner, $173,242 in incentive fees, and $2,303,472 in service and professional fees.  The Partnership earned $410,192 in interest income during the six months ended June 30, 2016.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2016 is set forth below.

Second Quarter 2016.  The Partnership’s performance was negative in April 2016, as a number of long-term trends continued to reverse.  US and European government bond prices drifted lower, commodities appreciated, while gains in energy and materials stocks lifted global equity markets. Oil prices hit their highest levels since last November.  Performance in this environment was driven by losses from across the portfolio. Fixed income led the detractors as long positions in bonds and short-term interest rates weighed on returns. In energies, rising prices caused short positions to detract, particularly in heating oil futures. The crops sector was another area that cost performance as corn and soybean prices surged in response to exceptionally poor weather conditions in South America.  Currencies offset some of the detractors as the investment system benefited from a long position in a rallying Japanese yen at month-end. Elsewhere, the portfolio also profited from gains in the gold price and positioning across the livestock sector.  The Partnership also experienced a loss for the month of May 2016, as markets reacted to an anticipated US interest rate rise, The US dollar responded by appreciating versus most major currencies and gold gave up its April gains – both moves representing a reversal in year-to-date trends. Meanwhile, global stock markets rose slightly over the month, but with offsetting positions between regions, the sector remained largely flat. Oil prices rose to just under $50 a barrel as the global supply glut finally started to ease following supply disruptions in Nigeria, Libya, Venezuela, and Canada. The value of WTI crude futures contracts climbed to a seven-month high.  Against this backdrop, currencies and precious metals posted losses. Long positioning in the Japanese yen and Australian dollar held back returns, while an increased exposure to gold was responsible for most of the negative performance from the precious metals sector. In fixed income, bunds led bond sector returns, but there were losses in short-term interest rates. Crops performed well, attributable largely to profits from trading in soybeans.  The Partnership enjoyed a reversal of previous-months’ losses, and experienced robust gains for June 2016, after a tumultuous period.  As financial markets gradually absorbed the impact of the momentous decision resulting from the UK referendum to exit the European Union, this led to high levels of volatility in virtually all major markets traded by the Partnership and record levels in some. The referendum also had immediate political ramifications in the UK, contributing to the volatility.  The resultant short-term volatility contributed to the Partnership’s positive performance across most sectors traded by the end of June 2016.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2016.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2016:

Month	Amount Redeemed
April 30, 2016	$3,249,528
May 31, 2016	$3,278,843
June 30, 2016	$4,220,251

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

Dated: August 12, 2016

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Executive Chairman

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer