Form 10-Q
period 2016-09-30
Altegris Winton Futures Fund, L.P.
filed 2016-11-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.

  FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 30

ALTEGRIS WINTON FUTURES FUND, L.P.
  STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2016 (Unaudited) and DECEMBER 31, 2015 (Audited)

	2016	2015
ASSETS
Equity in commodity broker account
Cash	$8,915,207	$8,522,324
Restricted cash	15,603,598	19,281,810
Restricted foreign currency (cost - $15,326,430 and $13,184,580)	15,423,607	13,144,561
Unrealized gain on open commodity futures contracts	1,276,166	2,439,064
Unrealized gain on open forward contracts	659,831	-
	41,878,409	43,387,759
Cash	7,797,220	10,180,294
Investment securities at fair value (cost - $265,725,491 and $290,852,153)	265,754,099	290,838,842
Interest receivable	6,479	57,196
Total assets	$315,436,207	$344,464,091

LIABILITIES
Equity in commodity broker account
Foreign currency due to broker (proceeds - $9,760,111 and $7,722,949 )	$9,821,995	$7,699,507
Unrealized loss on open forward contracts	-	394,051
	9,821,995	8,093,558
Redemptions payable	8,464,449	8,165,478
Securities purchased payable	7,738,149	-
Subscriptions received in advance	845,801	1,084,493
Brokerage commissions payable	372,464	431,598
Service fees payable	278,886	304,498
Management fee payable	264,376	304,932
Advisory fee payable	233,814	266,280
Administrative fee payable	54,267	63,395
Incentive fee payable	5,112	6,621
Other liabilities	709,435	435,604
Total liabilities	28,788,748	19,156,457
PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,824	3,821
Limited Partners	286,643,635	325,303,813
Total partners' capital (Net Asset Value)	286,647,459	325,307,634
Total liabilities and partners' capital	$315,436,207	$344,464,091

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
 CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016 (Unaudited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$20,000,000	10/3/2016	Federal Farm Credit Bank Disc Note, 0.15%*	$19,999,833	6.98%
11,714,000	10/3/2016	Federal Home Loan Bank Disc Note, 0.00%*	11,713,935	4.09%
7,664,000	10/5/2016	Federal Home Loan Bank Disc Note, 0.08%*	7,663,916	2.67%
18,860,000	10/12/2016	Federal Home Loan Bank Disc Note, 0.14%*	18,859,095	6.58%
5,000,000	10/21/2016	Federal Home Loan Bank Disc Note, 0.16%*	4,999,525	1.74%
15,300,000	11/4/2016	Federal Home Loan Bank Disc Note, 0.20%*	15,297,001	5.34%
12,000,000	11/9/2016	Federal Home Loan Bank Disc Note, 0.20%*	11,997,288	4.19%
5,200,000	12/20/2016	Federal Home Loan Bank Disc Note, 0.25%*	5,197,072	1.81%
15,000,000	3/10/2017	Federal Home Loan Bank Disc Note, 0.38%*	14,974,320	5.22%
12,000,000	3/24/2017	Federal Home Loan Bank Disc Note, 0.38%*	11,977,644	4.18%
2,896,000	10/3/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	2,895,968	1.02%
5,000,000	12/22/2016	Federal Home Loan Mortgage Corporation Disc Note, 0.25%*	4,997,110	1.74%
12,000,000	2/7/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.32%*	11,986,032	4.18%
15,000,000	10/3/2016	Federal National Mortgage Association Disc Note, 0.00%*	15,000,000	5.23%
Total U.S. Government Agency Bonds and Notes (cost - $157,530,131)			157,558,739	54.97%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2016 (Unaudited)

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$7,739,000	10/18/2016	American Honda Finance Corporation, 0.00%*	$7,736,485	2.70%
7,740,000	10/24/2016	Apple Inc., 0.00%*	7,738,149	2.70%
7,700,000	10/14/2016	Banco del Estado de Chile, 0.46%	7,700,000	2.69%
7,700,000	10/7/2016	CIBC World Markets Corp., 0.00%*	7,697,433	2.68%
5,159,000	10/5/2016	DCAT, LLC, 0.00%*	5,156,888	1.80%
4,974,000	10/18/2016	Exxon Mobil Corp., 0.00%*	4,973,105	1.73%
1,950,000	10/3/2016	GE Capital Treasury Services (U.S.) LLC, 0.00%*	1,949,945	0.68%
10,900,000	10/7/2016	GE Capital Treasury Services (U.S.) LLC, 0.00%*	10,896,778	3.80%
7,600,000	10/3/2016	Liberty Street Funding LLC, 0.00%*	7,599,873	2.65%
5,160,000	10/26/2016	National Rural Utilities Cooperative Finance Corp., 0.00%*	5,158,360	1.80%
8,145,000	10/6/2016	Sumitomo Mitsui Banking Corporation, 0.47%*	8,145,000	2.84%
7,700,000	10/14/2016	Sumitomo Mitsui Trust Bank, Limited, 0.49%	7,700,000	2.69%
5,150,000	10/21/2016	The Chiba Bank, Ltd., 0.54%*	5,150,000	1.80%
7,800,000	10/6/2016	Victory Receivables Corporation, 0.00%*	7,796,100	2.71%
7,700,000	11/10/2016	Wal-Mart Stores Inc., 0.00%*	7,697,690	2.69%
5,100,000	10/6/2016	Working Capital Management Co. L.P., 0.00%*	5,099,554	1.78%
Total Corporate Notes (cost - $108,195,360)			108,195,360	37.74%

Total investment securities (cost - $265,725,491)			$265,754,099	92.71%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
SEPTEMBER 30, 2016 (Unaudited)

	Range of Expiration Dates	Number of Contracts		Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Oct 16 - Apr 17	330		$19,773	0.01%
Currencies	Dec-16	534		319,131	0.11%
Energy	Dec-16	10		1,953	0.00%
Interest Rates	Dec 16 - Sep 19	6,408		1,538,601	0.54%
Metals	Nov 16 - Jan 17	450		(440,961)	(0.16)%
Stock Indices	Oct 16 - Dec 16	1,873		1,310,223	0.46%
Treasury Rates	Dec-16	548		(335,562)	(0.12)%

Total long futures contracts		10,153		2,413,158	0.84%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 16 - Mar 17	801		362,532	0.13%
Currencies	Dec-16	1,045		706,137	0.26%
Energy	Oct 16 - Dec 16	492		(1,504,929)	(0.53)%
Interest Rates	Dec 16 - Mar 17	39		(1,343)	0.00%
Metals	Nov 16 - Jan 17	149		(560,154)	(0.20)%
Stock Indices	Dec-16	13		(360)	0.00%
Treasury Rates	Dec-16	392		(138,875)	(0.05)%

Total short futures contracts		2,931		(1,136,992)	(0.39)%
Total futures contracts		13,084		$1,276,166	0.45%

LONG FORWARD CONTRACTS:
Currencies	Oct 16 - Dec 16	$139,603,099	(1)	$652,719	0.22%
SHORT FORWARD CONTRACTS:
Currencies	Oct 16 - Dec 16	$138,943,268	(1)	7,112	0.01%
Total forward currency contracts				$659,831	0.23%

(1)	Represents the September 30, 2016 U.S. dollar equivalent of the notional amount bought or sold

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

(1)	Represents the December 31, 2015 U.S. dollar equivalent of the notional amount bought or sold

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TRADING GAIN (LOSS)
Gain (loss) on trading of derivatives contracts Realized	$11,186,360	$637,373	$11,212,325	$11,634,933
Change in unrealized	(14,652,671)	10,134,820	(109,016)	(1,627,930)
Brokerage commissions	(1,153,562)	(1,312,355)	(3,560,680)	(4,155,181)
Gain (loss) from trading derivatives contracts	(4,619,873)	9,459,838	7,542,629	5,851,822
Gain (loss) on trading of securities Realized	100,460	27,687	244,440	81,483
Change in unrealized	(7,090)	12,196	41,919	58,751
Gain (loss) from trading securities	93,370	39,883	286,359	140,234
Gain (loss) on trading of foreign currency Realized	(1,591)	(85,202)	21,484	(11,054)
Change in unrealized	21,611	(47,089)	51,870	13,217
Gain (loss) from trading foreign currency	20,020	(132,291)	73,354	2,163
Total trading gain (loss)	(4,506,483)	9,367,430	7,902,342	5,994,219
NET INVESTMENT INCOME (LOSS)
Income
Interest income	179,409	109,016	589,601	295,913
Expenses
Service fees	822,880	914,233	2,528,606	2,858,169
Management fee	822,747	948,236	2,545,518	3,007,820
Advisory fee	725,025	822,629	2,233,164	2,603,241
Professional fees	273,811	300,281	871,557	918,964
Administrative fee	169,281	199,152	525,823	633,270
Incentive fee	5,112	27,660	178,354	4,366,641
Interest expense	-	9,475	63,638	14,288
Other expenses	131,015	13,503	265,377	124,634
Total expenses	2,949,871	3,235,169	9,212,037	14,527,027
Net investment loss	(2,770,462)	(3,126,153)	(8,622,436)	(14,231,114)
NET INCOME (LOSS)	$(7,276,945)	$6,241,277	$(720,094)	$(8,236,895)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2014	$374,794,900	$22,708,611	4,959,522	15,181,688	169,461,952	90,830,085	71,649,123	3,919
Transfers	-	(139,240)	139,240	-	(919,182)	589,288	329,894	-
Capital additions	24,261,951	95,333	-	788,920	15,833,797	5,523,341	2,020,560	-
Capital withdrawals	(49,095,841)	(1,559,345)	(328,452)	(138,596)	(20,736,681)	(20,510,242)	(5,822,525)	-
From operations:
Net investment loss	(14,231,114)	(763,858)	(131,816)	(383,962)	(8,134,415)	(2,905,011)	(1,911,918)	(134)
Net realized gain (loss) from investments (net of brokerage commissions)	7,550,181	455,402	102,080	280,006	3,274,684	1,985,008	1,452,925	76
Net change in unrealized gain (loss) from investments	(1,555,962)	(82,446)	(20,303)	(45,269)	(648,873)	(512,393)	(246,666)	(12)
Net income (loss) for the nine months ended September 30, 2015	(8,236,895)	(390,902)	(50,039)	(149,225)	(5,508,604)	(1,432,396)	(705,659)	(70)
Balances at September 30, 2015	$341,724,115	$20,714,457	$4,720,271	$15,682,787	$158,131,282	$75,000,076	$67,471,393	$3,849
Balances at December 31, 2015	$325,307,634	$19,520,525	3,866,836	16,606,040	150,288,448	69,938,089	65,083,875	3,821
Transfers	-	-	-	-	177,456	(177,456)	-	-
Capital additions	12,855,017	-	5,250	-	9,205,601	1,506,088	2,138,078	-
Capital withdrawals	(50,795,098)	(4,081,981)	(1,085,934)	(501,242)	(18,672,377)	(19,405,260)	(7,048,304)	-
From operations:
Net investment loss	(8,622,436)	(422,306)	(47,080)	(249,296)	(5,531,719)	(1,367,502)	(1,004,446)	(87)
Net realized gain (loss) from investments (net of brokerage commissions)	7,917,569	445,350	87,067	425,543	3,750,602	1,535,823	1,673,084	100
Net change in unrealized gain (loss) from investments	(15,227)	16,078	15,129	(30,316)	(38,899)	158,691	(135,900)	(10)
Net income (loss) for the nine months ended September 30, 2016	(720,094)	39,122	55,116	145,931	(1,820,016)	327,012	532,738	3
Balances at September 30, 2016	$286,647,459	$15,477,666	$2,841,268	$16,250,729	$139,179,112	$52,188,473	$60,706,387	$3,824

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

B.  Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2016 and December 31, 2015, and reported amounts of income and expenses for the three and nine months ended September 30, 2016 and 2015, respectively.  Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2016 and December 31, 2015, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices in active markets. U.S. treasury obligations are categorized in Level 1 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement.  Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2016 or December 31, 2015, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS WINTON FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.  Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2016 and the year ended December 31, 2015.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2016 and December 31, 2015:

September 30, 2016	Level 1	Level 2	Level 3	Balance as of September 30, 2016
Assets:
Futures contracts (1)	$5,809,233	$-	$-	$5,809,233
Forward currency contracts (1)	-	996,197	-	996,197
U.S. Government agency bonds and notes	157,558,739	-	-	157,558,739
Corporate notes	-	108,195,360	-	108,195,360
	$163,367,972	$109,191,557	$-	$272,559,529
Liabilities:
Futures contracts (1)	$(4,533,067)	$-	$-	$(4,533,067)
Forward currency contracts (1)	-	(336,366)	-	(336,366)

	$(4,533,067)	$(336,366)	$-	$(4,869,433)

December 31, 2015	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets:
Futures contracts (1)	$6,760,911	$-	$-	$6,760,911
Forward currency contracts (1)	-	1,272,922	-	1,272,922
U.S. Government agency bonds and notes	174,304,973	-	-	174,304,973
Corporate notes	-	116,533,869	-	116,533,869
	$181,065,884	$117,806,791	$-	$298,872,675
Liabilities:
Futures contracts (1)	$(4,321,847)	$-	$-	$(4,321,847)
Forward currency contracts (1)	-	(1,666,973)	-	(1,666,973)

	$(4,321,847)	$(1,666,973)	$-	$(5,988,820)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the nine month period ended September 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2016 and the year ended December 31, 2015, there were no Level 3 securities.

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

As of September 30, 2016 and December 31, 2015 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G. Forward currency contracts

Forward currency contracts may be entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized appreciation or depreciation. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2016 and December 31, 2015 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2016 or December 31, 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2012.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner.  A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement.  The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2016 and 2015.

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

Total management fees earned by the General Partner, for the three and nine months ended September 30, 2016 and 2015 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2016, administrative fees for Class A Interests were $121,687 and $370,833, respectively and administrative fees for Class B Interests were $47,594 and $154,990, respectively.  For the three and nine months ended September 30, 2015, administrative fees for Class A Interests were $133,874 and $420,578, respectively and administrative fees for Class B Interests were $65,278 and $212,692, respectively.  General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At September 30, 2016 and December 31, 2015, respectively, the Partnership had charges for brokerage-related services payable to its introducing broker of $293,960 and $347,920, and service fees payable to Altegris Investments of $37,430 and $42,997, respectively.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016	Nine months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2015

Altegris Futures - Brokerage Commission fees	$974,153	$2,996,444	$1,025,667	$3,355,231

Altegris Investments- Service fees	116,727	366,514	134,835	431,265
Total	$1,090,880	$3,362,958	$1,160,502	$3,786,496

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Limited (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement). Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2016 and 2015 are shown on the Statements of Income (Loss).

The Advisor receives a monthly management fee from the Partnership equal to 0.083% (1.00% annually) for Class A, Class B, and Institutional Interests of the Partnership's management fee net asset value. The Advisor receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class B Interests of the Partnership's management fee net asset value. Advisor receives a monthly management fee from the Partnership equal to 0.042% (0.50% annually) for Special Interests of the Partnership's management fee net asset value. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2016, management fees for Class A Interests were $368,749 and $1,123,733, respectively, management fees for Class B Interests were $144,223 and $469,666, respectively, management fees for Original Class B Interests were $7,399 and $23,273, respectively, management fees for Special Interests were $42,077 and $126,100, respectively and management fees for Institutional Interests were $162,577 and $490,392, respectively. For the three and nine months ended September 30, 2015, management fees for Class A Interests were $405,679 and $1,274,508, respectively, management fees for Class B Interests were $197,813 and $644,539, respectively, management fees for Original Class B Interests were $11,703 and $36,764, respectively, management fees for Special Interests were $38,771 and $117,095, respectively and management fees for Institutional Interests were $168,663 and $530,335, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2016, service fees for General Partner’s Interest, were $19 and $58, respectively, service fees for Class A Interests were $730,358 and $2,235,943, respectively, service fees for Original Class A Interests were $87,290 and $280,142, respectively and service fees for Institutional Interests were $5,213 and $12,463, respectively. For the three and nine months ended September 30, 2015, service fees for General Partner’s Interest, were $19 and $58, respectively, service fees for Class A Interests were $807,211 and $2,519,032, respectively, service fees for Original Class A Interests were $104,203 and $330,489, respectively and service fees for Institutional Interests were $2,800 and $8,590, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at September 30, 2016 and December 31, 2015. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

September 30, 2016

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$774,435	$(392,130)	$382,305
Currencies	1,091,459	(66,191)	1,025,268
Energy	33,263	(1,536,239)	(1,502,976)
Interest Rates	1,968,392	(431,134)	1,537,258
Metals	154,614	(1,155,729)	(1,001,115)
Stock Indices	1,666,875	(357,012)	1,309,863
Treasury Rates	120,195	(594,632)	(474,437)
	$5,809,233	$(4,533,067)	$1,276,166
Forward Currency Contracts	$996,197	$(336,366)	$659,831
Total Gross Fair Value of Derivatives Contracts	$6,805,430	$(4,869,433)	$1,935,997

December 31, 2015

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$826,890	$(372,982)	$453,908
Currencies	1,639,413	(118,455)	1,520,958
Energy	1,104,694	(610,719)	493,975
Interest Rates	989,590	(2,176,759)	(1,187,169)
Metals	1,473,464	(217,943)	1,255,521
Stock Indices	726,860	(599,754)	127,106
Treasury Rates	-	(225,235)	(225,235)
	$6,760,911	$(4,321,847)	$2,439,064
Forward Currency Contracts	$1,272,922	$(1,666,973)	$(394,051)
Total Gross Fair Value of Derivatives Contracts	$8,033,833	$(5,988,820)	$2,045,013

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2016 and 2015.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended September 30, 2016

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(489,154)	$(618,642)
Currencies	2,145,472	(2,613,308)
Energy	(787,478)	(1,325,991)
Interest Rates	3,840,895	(4,554,392)
Metals	364,972	(1,607,040)
Stock Indices	1,335,935	981,174
Treasury Rates	2,471,453	(3,642,944)
	$8,882,095	$(13,381,143)	17,686
Forward Currency Contracts	$2,304,265	$(1,271,528)	$127,160,150,314	(1)
Total gain (loss) from derivatives contracts	$11,186,360	$(14,652,671)

Nine Months ended September 30, 2016

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(1,531,377)	$(71,603)
Currencies	(26,541)	(495,690)
Energy	(790,163)	(1,996,951)
Interest Rates	15,508,286	2,724,427
Metals	(4,688,033)	(2,256,636)
Stock Indices	(4,615,241)	1,182,757
Treasury Rates	4,763,296	(249,202)
	$8,620,227	$(1,162,898)	58,550
Forward Currency Contracts	$2,592,098	$1,053,882	$447,861,329,898	(1)
Total gain (loss) from derivatives contracts	$11,212,325	$(109,016)

(1)
Represents the notional amount bought or sold during the three and nine months ended September 30, 2016. The number of contracts closed using average cost for long contracts of 424,299 and 472,102 and short contracts of (307,914) and (370,704) for the three and nine months ended September 30, 2016.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended September 30, 2015

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(293,505)	$923,020
Currencies	1,016,228	(836,318)
Energy	6,453,468	773,496
Interest Rates	1,847,476	8,274,477
Metals	4,687,522	(747,978)
Stock Indices	(9,865,684)	2,774,057
Treasury Rates	(1,207,461)	945,727
	$2,638,044	$12,106,481	24,553
Forward Currency Contracts	$(2,000,671)	$(1,971,661)	$105,294,581,315	(1)
Total gain (loss) from derivatives contracts	$637,373	$10,134,820

Nine Months ended September 30, 2015

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$588,817	$(487,025)
Currencies	5,937,035	(2,702,657)
Energy	3,436,144	(644,568)
Interest Rates	7,739,775	3,768,555
Metals	1,986,386	(169,229)
Stock Indices	(1,643,731)	(2,077,973)
Treasury Rates	(281,517)	234,605
	$17,762,909	$(2,078,292)	79,510
Forward Currency Contracts	$(6,127,976)	$450,362	$463,151,912,297	(1)
Total gain (loss) from derivatives contracts	$11,634,933	$(1,627,930)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	996,197	(336,366)	659,831	-	-	659,831
Commodity futures contracts	5,809,233	(4,533,067)	1,276,166	-	-	1,276,166
Total	6,805,430	(4,869,433)	1,935,997	-	-	1,935,997

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of September 30, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(336,366)	336,366	-	-	-	-
Commodity futures contracts	(4,533,067)	4,533,067	-	-	-	-
Total	(4,869,433)	4,869,433	-	-	-	-

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

(1)
The  Partnership  posted  additional  collateral  of $31,027,205 for 2016 & $32,426,371 for 2015,  respectively,  with  the Clearing Broker. The Partnership  may  post  collateral  due  to  a  variety  of  factors  that  may  include,  without  limitation,  initial  margin  or  other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2016 and 2015.  This information has been derived from information presented in the financial statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended September 30, 2016

	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests
Total return for Limited Partners (3)
Return prior to incentive fees	(2.23)%	(1.99)%	(1.93)%	(2.68)%	(2.20)%	(2.00)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%
Total return after incentive fees	(2.23)%	(1.99)%	(1.93)%	(2.68)%	(2.20)%	(2.00)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.23%	2.29%	2.03%	5.09%	3.08%	2.31%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses	3.23%	2.29%	2.03%	5.09%	3.08%	2.31%
Net investment (loss) (1) (2)	(3.00)%	(2.05)%	(1.80)%	(4.86)%	(2.84)%	(2.08)%

Nine months ended September 30, 2016

	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests
Total return for Limited Partners (3)
Return prior to incentive fees	0.07%	0.82%	1.02%	(1.29)%	0.20%	0.80%
Incentive fees	(0.00)%	(0.00)%	(0.17)%	(0.07)%	(0.05)%	(0.01)%
Total return after incentive fees	0.07%	0.82%	0.85%	(1.36)%	0.15%	0.79%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.24%	2.20%	2.01%	5.08%	3.05%	2.28%
Incentive fees (3)	0.00%	0.01%	0.16%	0.07%	0.05%	0.01%
Total expenses	3.24%	2.21%	2.17%	5.15%	3.10%	2.29%
Net investment (loss) (1) (2)	(2.99)%	(1.96)%	(1.76)%	(4.83)%	(2.80)%	(2.03)%

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended September 30, 2015

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 -  SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to September 30, 2016 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2016 through November 11, 2016, the Partnership had subscriptions of $1,249,281 and redemptions of $6,188,825.

PART I – FINANCIAL INFORMATION (continued)

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading.  A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities.  Through September 30, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by Winton Capital Management Limited (the “Advisor”) on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2016

During the third quarter of 2016, the Partnership incurred net realized and unrealized losses of $4,506,483 from its trading activities, net of brokerage commissions of $1,153,562.  The Partnership accrued total expenses of $2,949,871  including $822,747 in management fees paid to the General Partner, $5,112 in incentive fees, and $1,096,691 in service and professional fees.  The Partnership earned $179,409 in interest income during the third quarter of 2016.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2016 is set forth below.

Third Quarter 2016. The Partnership enjoyed slightly positive returns in July 2016. Government bonds continued to rise as yields on US ten-year Treasuries fell to an all-time low and the German government issued negative yielding ten-year bonds for the first time. Yields bounced back mid-month after positive US data releases and the Bank of England held off on an anticipated cut to interest rates, but the majority of developed sovereign bond markets still ended the month in positive territory.  Currencies’ positive performance was driven by market movements on the final day of the month, due to appreciation in the Japanese yen.  In commodities, oil prices retreated while precious metals continued to appreciate.. The most dramatic event over the course of the month was a failed coup in Turkey, which resulted in the lira falling to a record low against the US dollar and a selloff in the country’s stock market and government bonds. The Partnership benefited in this environment from net long positions in bonds and stock indices, short positions in energies and long positions in precious metals, with equal profits from gold and silver, and also .  Detractors from performance in July 2016 included long positions in crops and short-term interest rates. The Partnership’s performance was negative in August 2016, amid a particularly quiet month in terms of market volatility. Equities edged higher; government bonds lost ground overall, and the US dollar appreciated versus most major currencies. Commodity markets provided more substantial price action as speculation around supply-demand imbalances led to rallies within the energies sector and sharp selloffs in a number of soft commodities.  The Partnership’s negative performance was driven by the fixed income, precious metals and energies sectors. Hawkish comments from the US Federal Reserve increased expectations of a further US rate rise in 2016 and led to losses from long positions in US government bonds and Eurodollar futures, while the strengthening US dollar weighed on the fund’s long positioning in gold and silver as well as the Japanese yen. In the energy sector, the Partnership’s short positions suffered as crude oil rallied during the first half of the month on hopes of a production freeze.  The Partnership experienced flat to negative performance during September 2016, as volatility increased due to the prospect of changes in central bank policies, resulting in early gains in equities, precious metals and bonds, but later offset by losses in the Partnership’s long bond and stock index positions. Within commodities, the Partnership posted a small negative return as losses in the energies, bonds and base metals sectors outweighed profits made in currencies and precious metals. Short positioning detracted from performance in energies, while losses from long positions in US government bonds undid profits earned in German government bonds. In base metals, the Partnership experienced losses from positioning in copper, while long positions in precious metals added value over the month. Performance in currencies was driven by long exposure to the Japanese yen.

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

Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, the Partnership achieved net realized and unrealized gains of $7,902,342 from its trading activities, net of brokerage commissions of $3,560,680.  The Partnership accrued total expenses of $9,212,037, including $2,545,518 in management fees paid to the General Partner, $178,354 in incentive fees, and $3,400,163 in service and professional fees.  The Partnership earned $589,601 in interest income during the nine months ended September 30, 2016.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2016 is set forth below.

Third Quarter 2016.  The Partnership enjoyed positive returns in July 2016. Government bonds continued to rise as yields on US ten-year Treasuries fell to an all-time low and the German government issued negative yielding ten-year bonds for the first time. Yields bounced back mid-month after positive US data releases and the Bank of England held off on an anticipated cut to interest rates, but the majority of developed sovereign bond markets still ended the month in positive territory.  Currencies’ positive performance was driven by market movements on the final day of the month, due to appreciation in the Japanese yen.  In commodities, oil prices retreated while precious metals continued to appreciate.. The most dramatic event over the course of the month was a failed coup in Turkey, which resulted in the lira falling to a record low against the US dollar and a selloff in the country’s stock market and government bonds. The Partnership benefited in this environment from net long positions in bonds and stock indices, short positions in energies and long positions in precious metals, with equal profits from gold and silver, and also .  Detractors from performance in July 2016 included long positions in crops and short-term interest rates. The Partnership’s performance was negative in August 2016, amid a particularly quiet month in terms of market volatility. Equities edged higher; government bonds lost ground overall, and the US dollar appreciated versus most major currencies. Commodity markets provided more substantial price action as speculation around supply-demand imbalances led to rallies within the energies sector and sharp selloffs in a number of soft commodities.  The Partnership’s negative performance was driven by the fixed income, precious metals and energies sectors. Hawkish comments from the US Federal Reserve increased expectations of a further US rate rise in 2016 and led to losses from long positions in US government bonds and Eurodollar futures, while the strengthening US dollar weighed on the fund’s long positioning in gold and silver as well as the Japanese yen. In the energy sector, the Partnership’s short positions suffered as crude oil rallied during the first half of the month on hopes of a production freeze.  The Partnership also experienced negative overall performance during September 2016, as volatility increased due to the prospect of changes in central bank policies, resulting in early gains in equities, precious metals and bonds, but later offset by losses in the Partnership’s long bond and stock index positions. Within commodities, the Partnership posted a small negative return as losses in the energies, bonds and base metals sectors outweighed profits made in currencies and precious metals. Short positioning detracted from performance in energies, while losses from long positions in US government bonds undid profits earned in German government bonds. In base metals, the Partnership experienced losses from positioning in copper, while long positions in precious metals added value over the month. Performance in currencies was driven by long exposure to the Japanese yen.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2016.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner.  The Partnership may declare additional redemption dates upon notice to the Limited Partners.  The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2016:

Month	Amount Redeemed
July 31, 2016	$5,512,001
August 31, 2016	$8,683,105
September 30, 2016	$8,086,903

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

Dated: November 11, 2016

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Executive Chairman

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer