Form 10-K
period 2016-12-31
Altegris Winton Futures Fund, L.P.
filed 2017-03-31
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”), and is a member of National Futures Association (“NFA”). Winton Capital Management, Ltd., a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”). The Advisor is registered with the CFTC as a Commodity Trading Advisor and is authorized and regulated by the United Kingdom’s Financial Conduct Authority.

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

As of February 28, 2017, the aggregate net asset value of the Interests in the Partnership before redemptions was $255,999,778. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

The Partnership pays all of its ongoing liabilities, expenses and costs. The General Partner receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum), 0.0625% (0.75%) of all Original Class A Interests, 0.146% (1.75%) of all Original Class B Interests, and currently 0.0625% (0.50% annually) of all Special Class Interests of the Partnership’s management fee net asset value. The Advisor receives a management fee of 0.083% of the management fee net asset value of the month-end capital account balances of all Interests (1.0% per annum) and 20% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling agent (0.50% per annum).

SGAS paid, during 2016, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred. A fixed administrative fee is charged to Class A and Class B Interests and paid to the General Partner equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers,” “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.” The Commodity Exchange Act requires commodity pool operators such as the General Partner, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as SGAS and introducing brokers such as the Introducing Broker to be registered and to comply with various reporting and record keeping requirements. CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital. In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. Similar position limits may in the future be put in place with respect to swaps that are exchange-traded or are economically equivalent to exchange-traded swaps or futures contracts. All accounts owned or managed by the Advisor will be combined for position limit purposes. The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits. Any such liquidation could result in substantial costs to the Partnership. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss. Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

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

There are No Assurances of the Advisor’s Continued Services to the Partnership

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

LIMITED PARTNERSHIP ISSUES

Substantial Charges to Partnership May Limit Returns to Limited Partners

The Partnership pays substantial fees and charges. As a result, the Partnership must make substantial profits for the Interests to increase in value.

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

There Is No Intrinsic Value to the Partnership’s Investments

The Partnership must make profits for it to provide beneficial diversification to its investors’ portfolio. Trading is a “zero-sum” activity in which for every gain there is an equal and offsetting loss (disregarding transaction costs). This differs from a typical securities investment, in which there is an expectation of consistent yields (in the case of bonds) or participation over time in general economic growth (in the case of stocks). The Partnership could lose money while stock and bond prices rise. Stocks and bonds (except penny stocks) generally have some intrinsic value. You generally can realize some value for your stocks or bonds even if you sell in a down market. In trading Commodity Interests, on the other hand, you risk losing all of your investment if prices move against you. In general, performance statistics do not reflect the different risk profiles or tax treatment of traditional and managed Commodity Interest investments.

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

As of February 28, 2017 the Partnership had 2,648 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2016:

Month Ended	Amount Redeemed

October 31, 2016	$6,176,143
November 30, 2016	6,400,404
December 31, 2016	9,465,658
Total	$22,042,206

ITEM 6: SELECTED FINANCIAL DATA

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenue:
Total net realized and unrealized gains (losses)	$5,074,486	$11,958,486	$69,873,095	$57,161,348	$(20,228,979)
Interest Income	736,778	415,355	375,189	683,651	1,053,344

Expenses:
Management fee	3,279,777	3,921,148	4,603,469	6,699,659	8,720,244
Advisory fee	2,882,993	3,400,219	4,005,501	5,767,123	7,451,479
Administrative fee	677,177	823,872	959,609	1,408,607	1,817,057
Service fees	3,256,998	3,734,936	4,245,801	5,868,451	7,538,297
Incentive fee	180,109	4,373,262	12,826,879	4,795,781	63,607
Professional fees	1,153,032	1,260,052	1,411,772	1,831,868	2,233,380
Brokerage commissions	4,590,391	5,427,184	6,413,798	9,288,548	12,092,858
Offering expense (1)				29,529	49,339
Interest expense	63,638	47,417	25,326	28,120	36,598
Other expenses	312,490	482,063	519,555	460,673	479,415
Net income (loss) $	(10,585,341)	$(11,096,312)	$35,236,574	$21,666,640	$(59,657,909)

Total assets	$268,564,665	$336,856,881	$409,548,229	$541,021,111	$731,212,047
Total Net Asset Value	$256,683,259	$325,307,634	$374,794,900	$495,513,874	$698,786,385

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2016 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2016

During 2016, the Partnership achieved net realized and unrealized gains of $484,095 from all trading; gains of $359,869 from trading of derivatives including brokerage commissions of $4,590,391. The Partnership accrued total expenses of $11,806,214, including $180,109 in incentive fees, $3,279,777 in management fees paid to the General Partner, and $4,410,030 in service and professional fees. The Partnership earned $736,778 in interest income during 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2016 is set forth below.

Fourth Quarter 2016. The Partnership was down in October 2016. Yields on many government bonds hit multi-month highs during October alongside higher inflation expectations and doubts around the willingness of central banks to ease policy further. Gold suffered its heaviest one-day fall since December 2013 and the US dollar strengthened versus most major currencies ahead of the publication of minutes from the Federal Open Market Committee’s September meeting. Ongoing uncertainty about US elections combined with some earnings misses from notable companies weighed on the S&P 500. In the UK, gilts and sterling fared particularly poorly as comments made at the ruling party’s conference earlier in the month suggested that the government is open to a ‘hard Brexit’ when negotiations begin in 2017. Elsewhere, crude oil gave back earlier gains to end the month slightly lower than where it started amid doubts around OPEC’s planned cuts to production as well as building US inventories. The Partnership’s returns fell during October with the fixed income, precious metals and stock index sectors driving the losses. Long positions across bonds and short-term interest rates dropped amid rising yields and increasing expectations of a US rate hike. The latter also boosted the US dollar which weighed on precious metals, hurting positions in gold and silver. In stock indices, returns were mixed at the market level but negative overall. The currencies sector was the most noteworthy positive contributor to returns in October as the Partnership gained from short positions in the British pound and the euro. In terms of positioning, gross exposure to fixed income, energies and precious metals was reduced over the month. The Partnership was also down in November 2016. Equities continued their October slide in the opening week as U.S. election polls showed a narrowing Presidential race. These concerns eased in the run up to the election results, before markets briefly sold off. By month end, US indices had hit new all-time highs on renewed optimism. Bonds had a more challenging time, with US Treasuries posting their worst monthly loss since 2009 amid talk of accelerating US inflation and increased federal deficits. Against this backdrop, the US dollar appreciated versus the Japanese yen and the euro, as gold fell. After some intra-month volatility, crude oil rallied on the final day of the month as OPEC agreed on a deal to cut production. For the month as a whole, the Partnership posted a loss as profits in stock indices and crops were offset by the energies and fixed income sectors. Overall long stock index positions, most notably in the US and Japan, added value and gains in crops were driven by short positions. Crude oil and natural gas led the losses in energies, while rising yields led to significant reductions in the Partnership’s long fixed income positions. Elsewhere in currencies, profits from a short position in the euro were undone by positioning in emerging market currencies and the British pound.

The Partnership was up in December 2016. The S&P 500 hit new all-time highs on hopes that the US President-elect will loosen US fiscal policy, and crude oil at prices not seen since the summer of 2015 following OPEC’s deal to cut production at the end of November. The US Dollar Index, meanwhile, reached its highest level in 14 years after the US Federal Reserve increased rates for the second time since the Global Financial Crisis and signaled three further hikes for 2017. Gold prices extended their November losses against this backdrop. Across the Atlantic, monetary policy continued to head in the opposite direction with the European Central Bank announcing that it will be reducing the size but extending the duration of its asset purchase program by a further nine months. This ongoing divergence in policy led German government bond yields to fall back while US Treasury yields maintained their upwards trajectory. The Partnership’s profits during the month were driven by positioning in the stock index, currency and fixed income sectors. Gains in stock indices came from across long positions in developed markets as most major indices rose over the month. In currencies, the Partnership benefited from a short position in the Japanese yen and long positions in emerging markets, most notably the Brazilian real which appreciated around 5% against the US dollar. A short position in Eurodollar futures was particularly profitable in light of upward US interest rate expectations. Reducing these profits, short crude oil positions led losses in the energies sector, while a reversal in the recent copper rally weighed on performance in the base metals sector.

Third Quarter 2016. The Partnership enjoyed slightly positive returns in July 2016. Government bonds continued to rise as yields on US ten-year Treasuries fell to an all-time low and the German government issued negative yielding ten-year bonds for the first time. Yields bounced back mid-month after positive US data releases and the Bank of England held off on an anticipated cut to interest rates, but the majority of developed sovereign bond markets still ended the month in positive territory. Currencies’ positive performance was driven by market movements on the final day of the month, due to appreciation in the Japanese yen. In commodities, oil prices retreated while precious metals continued to appreciate. The most dramatic event over the course of the month was a failed coup in Turkey, which resulted in the lira falling to a record low against the US dollar and a selloff in the country’s stock market and government bonds. The Partnership benefited in this environment from net long positions in bonds and stock indices, short positions in energies and long positions in precious metals, with equal profits from gold and silver.. Detractors from performance in July 2016 included long positions in crops and short-term interest rates. The Partnership’s performance was negative in August 2016, amid a particularly quiet month in terms of market volatility. Equities edged higher; government bonds lost ground overall, and the US dollar appreciated versus most major currencies. Commodity markets provided more substantial price action as speculation around supply-demand imbalances led to rallies within the energies sector and sharp selloffs in a number of soft commodities. The Partnership’s negative performance was driven by the fixed income, precious metals and energies sectors. Hawkish comments from the US Federal Reserve increased expectations of a further US rate rise in 2016 and led to losses from long positions in US government bonds and Eurodollar futures, while the strengthening US dollar weighed on the Partnership’s long positioning in gold and silver as well as the Japanese yen. In the energy sector, the Partnership’s short positions suffered as crude oil rallied during the first half of the month on hopes of a production freeze. The Partnership experienced flat to negative performance during September 2016, as volatility increased due to the prospect of changes in central bank policies, resulting in early gains in equities, precious metals and bonds, but later offset by losses in the Partnership’s long bond and stock index positions. Within commodities, the Partnership posted a small negative return as losses in the energies, bonds and base metals sectors outweighed profits made in currencies and precious metals. Short positioning detracted from performance in energies, while losses from long positions in US government bonds undid profits earned in German government bonds. In base metals, the Partnership experienced losses from positioning in copper, while long positions in precious metals added value over the month. Performance in currencies was driven by long exposure to the Japanese yen.

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

First Quarter 2016. In January 2016, the Partnership enjoyed modest net gains, despite a rocky start as renewed anxiety around the health of the global economy led to heavy falls in world stock markets. Central bankers responded by hinting at further accommodative policy, and the Bank of Japan surprised markets by cutting interest rates on new bank reserves on the final day of the month. Fixed income was the main driver of Partnership performance in this environment, most notably in Europe: Euribor and Bunds futures prices both recovered their December losses over the course of the month. Energies were another area of strength as the Partnership continued to follow the crude oil price lower amid rising stockpiles and the removal of sanctions on Iran. These gains, however, were trimmed by other parts of the portfolio, as there were losses in equities, while at the same time, short exposure to a rising gold price detracted from overall performance. The Partnership’s portfolio also experienced net investment gains in February 2016, a period when global stock markets were steadier than in January, while gold and government bond prices resumed their upwards trajectory. One of the most notable developments was the British pound sliding to a seven-year low versus the US dollar, as heightened concerns around “Brexit” took hold (i.e., the possibility of Britain exiting the European Union). The Partnership’s performance was similar to that of January 2016 in terms of sector contributions: fixed income and energies were the biggest contributors, while a reduced short exposure to gold led the precious metals positioning to detract. Within fixed income, the Partnership benefited from gains in bond futures. The Partnership also made modest gains in energies and equities during the period. The Partnership sustained a net loss in March 2016, a month characterized by a lack of meaningful diversifiers materializing within the portfolio and reversals in a number of market trends, many of which were profitable during the opening months of the year. Dovish comments from the US Federal Reserve and easing concerns around China were accompanied by a weakening US dollar and increases in commodity prices. Buoyant global stock markets recovered most of their January and February losses, whereas gold’s advances abated. Against this backdrop, the bulk of the Partnership’s losses occurred in its positioning of currencies (notwithstanding some emerging market currency positive returns) and fixed income (as yields rose for the first half of the month only to fall back to where they started by month end). The Partnership in March gave up its earlier profits in the year due to losses on its short positions in energies, as the WTI crude price recovered from around $34 a barrel to $38. Overall short exposure to stock index and crops futures resulted in the Partnership’s failure to profit from buoyant equity markets and agricultural prices during the month.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2016.

(f)	Critical Accounting Estimates

The General Partner believes that the Partnership’s most critical accounting estimates relate to the valuation of the Partnership’s assets. Futures and options on futures contracts are valued using the primary exchange’s closing price. Foreign currency exchange contracts and foreign cross currency exchange contracts are valued at the mean between the bid and ask prices, which approximates fair value. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. U.S. government agency securities are generally valued based on quoted prices in active markets. Corporate notes are generally valued at fair value. Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined using the specific identification cost method. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2016. During 2016, the Partnership’s average capitalization was $293,026,340. The information presented within the following table is unaudited.

	Fiscal Year 2016
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$4,865,294	1.66%	$11,591,092	$2,352,549
Commodities	$2,369,270	0.81%	$ 3,454,997	$1,623,766
Currencies	$2,460,985	0.84%	$2,557,363	$2,326,321
Equities	$4,536,157	1.55%	$7,819,422	$1,790,489

Total	$14,231,706	*4.86%

* Percentage total does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2016.

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2015. During 2015, the Partnership’s average capitalization was $349,906,604. The information presented within the following table is unaudited.

	Fiscal Year 2015
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$7,018,492	2.01%	$13,415,016	$3,643,669
Commodities	5,053,390	1.44%	5,526,534	4,237,725
Currencies	3,458,299	0.99%	5,078,545	2,235,182
Equities	4,353,866	1.24%	8,000,741	2,131,226

Total	$19,884,047	*5.68%

* Percentage total does not foot due to rounding.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2016, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2016.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Winton’s focus within risk management is on targeting, measuring and managing risk. Owing to the leverage inherent in futures trading, position sizes are set according to Winton’s expectation of the risk that such positions will provide, rather than the amount of capital required to fund such positions, and Winton’s Diversified Program strives to maintain a diversified portfolio because holding positions in a variety of unrelated markets has been shown, over time, to decrease system volatility.

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

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2016	2016	2016	2016

Interest Income:	$147,177	$179,409	$212,686	$197,506
Net realized and unrealized gains (losses):	(6,388,536)	(3,352,921)	6,270,144	8,545,799
Expenses:	3,623,888	4,103,433	4,211,715	4,457,569
Net Income (Loss):	(9,865,247)	(7,276,945)	2,271,115	4,285,736

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2015	2015	2015	2015

Interest Income:	$119,442	$109,016	$93,988	$92,909
Net realized and unrealized gains (losses):	1,809,086	10,679,785	(23,724,160)	23,193,775
Expenses:	4,787,945	4,547,524	4,743,033	9,391,651
Net Income (Loss):	(2,859,417)	6,241,277	(28,373,205)	13,895,033

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i) The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates. Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Martin Beaulieu, Matthew C. Osborne and Kenneth I. McGuire.

Martin Beaulieu (born 1958) joined Altegris Advisors as its Executive Chairman in July 2016 and is responsible for firm strategy and the day-to-day management of the company. In March 2016, Mr. Beaulieu joined the Board of Directors of Altegris Advisors’ parent company. During the past five years, Mr. Beaulieu was a Managing Director, Co-Head of iShares U.S. ETFs, Head of iShares Wealth Management, and Head of the Leveraged Distribution Group, at BlackRock Investments (August 2012 through October 2015). Mr. Beaulieu served in several senior management roles for MFS Investment Management, a large mutual fund complex (September 1990 through July 2012). These roles included acting, at various times, as MFS’ Vice Chairman, its Head of Global Distribution, its President, and as a National Sales Manager. During his tenure at MFS, he also served as CEO of MFS/McLean Budden. He earned a BA degree from Santa Clara University in 1980.

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

Kenneth I. McGuire (born 1958) is the Chief Operating Officer and a Manager (February 2010 to present), and President of the General Partner. Mr. McGuire also serves as Chief Operating Officer for Services (May 2010 to present). Mr. McGuire also serves as Chief Operating Officer of Altegris Holdings. His duties within the Altegris Companies include supervision of personnel in the software development, information technology, fund operations and futures operations businesses of the Altegris Companies. Mr. McGuire graduated Magna Cum Laude from Hofstra University with a degree in Computer Science/Mathematics and received his MBA with a concentration in Management from Adelphi University.

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

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees. None of the principals, officers, or employees of the General Partner or Altegris receives compensation from the Partnership. All persons serving in the capacity of officers or executives of the General Partner, the general partner of the Partnership, are compensated by Altegris and/or an affiliate in respect of their respective positions with such entities. The General Partner receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests; as well as, 0.0625% (0.75% annually) of all Original Class A Interests, 0.146% (1.75% annually) of all Original Class B Interests, and currently 0.0417% (0.50% annually) of all Special Class Interests of the Partnership’s management net asset value. The General Partner also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of February 28, 2017, the General Partner’s general partner interest in the Partnership was valued at $3,718 which constituted less than 0.001% of the Partnership’s total assets. As of February 28, 2017, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $3,279,777 for the year ended December 31, 2016. The Partnership paid to the General Partner administrative fees totaling $677,177 for the year ended December 31, 2016.

The Partnership paid to Altegris monthly continuing compensation of $472,215 for the year ended December 31, 2016. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $495,488 for the year ended December 31, 2016. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2016 the Partnership paid monthly brokerage charges of $3,867,469.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2015 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2016.

FEE CATEGORY	2016	2015

Audit Fees	$40,700	$40,700
Audit-Related Fees	$47,700	$47,700
Tax Fees	$139,300	$136,620
All Other Fees	-	-

TOTAL FEES	$227,700	$225,020

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

**4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.*** and Winton Capital Management Ltd. and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC**** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

31.01	Rule 13a-14(a)/15d-14(a) Certifications

32.01	Section 1350 Certifications
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

Dated: March 30, 2017	ALTEGRIS WINTON FUTURES FUND, L.P.
By: ALTEGRIS ADVISORS, L.L.C.

	By:	/s/ Matthew C. Osborne
	Name:	Matthew C. Osborne
	Title:	Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	March 30, 2017
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 30, 2017
Matthew C. Osborne

/s/ Kenneth I. McGuire	President, Chief Operating Officer, Manager	March 30, 2017
Kenneth I. McGuire	(Principal Financial Officer)

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Affirmation of the Commodity Pool Operator	1
Report of Independent Registered Public Accounting Firm	2
Financial Statements
Statements of Financial Condition	3
Condensed Schedules of Investments	4 - 9
Statements of Income (Loss)	10
Statements of Changes in Partners' Capital (Net Asset Value)	11
Notes to Financial Statements	12 – 31

ALTEGRIS WINTON FUTURES FUND, L.P.
AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of
Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2016, 2015 and 2014 is accurate and complete.

By:	/s/ Kenneth I. McGuire
Altegris Advisors LLC
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Kenneth I. McGuire, Chief Operating Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris Winton Futures Fund, L.P.

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income (loss), the statements of changes in partners’ capital (net asset value) and the financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Altegris Winton Futures Fund, L.P. at December 31, 2016 and 2015, and the results of its operations, the changes in its partners’ capital and the financial highlights for each of the three years in the period then ended in conformity with U.S. generally accepted accounting principles.

March 30, 2017

A member firm of Ernst & Young Global Limited

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2016 and DECEMBER 31, 2015

	2016	2015
ASSETS
Equity in commodity broker account
Cash	$-	$915,115
Restricted cash	23,843,994	26,889,019
Restricted foreign currency (cost - $3,533,623 and $5,554,209)	3,445,473	5,537,351
Foreign currency (cost - $825,062 and $0)	804,481	-
Net unrealized gain on open commodity futures contracts	3,073,294	2,439,064
Net unrealized gain on open forward contracts	349,091	-

	31,516,333	35,780,549

Cash	6,210,512	10,180,294
Investment securities at fair value
(cost - $230,834,517 and $290,852,153)	230,831,657	290,838,842
Interest receivable	6,163	57,196

Total assets	$268,564,665	$336,856,881

LIABILITIES
Equity in commodity broker account
Foreign currency due to broker
(proceeds - $0 and $92,578)	$-	$92,297
Net unrealized loss on open forward contracts	-	394,051

	-	486,348

Redemptions payable	9,874,875	8,165,478
Subscriptions received in advance	348,744	1,084,493
Commissions payable	303,597	431,598
Service fees payable	251,426	304,498
Management fee payable	234,362	304,932
Advisory fee payable	207,739	266,280
Administrative fee payable	48,252	63,395
Incentive fee payable	1,756	6,621
Other liabilities	610,655	435,604

Total liabilities	11,881,406	11,549,247

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,699	3,821
Limited Partners	256,679,560	325,303,813

Total partners' capital (Net Asset Value)	256,683,259	325,307,634

Total liabilities and partners' capital	$268,564,665	$336,856,881

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$12,406,000	1/3/2017	Federal Farm Credit Bank Disc Note, 0.47%*	$12,405,759	4.83%
20,347,000	1/3/2017	Federal Home Loan Bank Disc Note, 0.40%*	20,346,661	7.93%
15,000,000	1/25/2017	Federal Home Loan Bank Disc Note, 0.33%*	14,996,520	5.84%
1,150,000	2/1/2017	Federal Home Loan Bank Disc Note, 0.45%*	1,149,536	0.45%
15,000,000	2/14/2017	Federal Home Loan Bank Disc Note, 0.47%*	14,991,255	5.84%
7,500,000	2/15/2017	Federal Home Loan Bank Disc Note, 0.47%*	7,495,523	2.92%
15,000,000	3/10/2017	Federal Home Loan Bank Disc Note, 0.50%*	14,985,705	5.84%
12,000,000	3/24/2017	Federal Home Loan Bank Disc Note, 0.50%*	11,986,128	4.67%
15,000,000	5/3/2017	Federal Home Loan Bank Disc Note, 0.54%*	14,972,505	5.83%
2,000,000	1/3/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	1,999,950	0.78%
12,000,000	2/7/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.46%*	11,994,168	4.67%
Total U.S. Government Agency Bonds and Notes (cost - $127,326,570)			127,323,710	49.60%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$6,920,000	1/3/2017	Apple Inc., 0.55%	$6,917,616	2.70%
6,900,000	1/6/2017	Banco del Estado de Chile, 0.67%	6,900,000	2.69%
4,615,000	1/11/2017	DCAT, LLC, 0.90%	4,612,264	1.80%
6,920,000	1/6/2017	Exxon Mobil Corp., 0.48%	6,917,380	2.69%
11,400,000	1/3/2017	GE Capital Treasury Services (U.S.) LLC, 0.61%	11,399,240	4.44%
6,920,000	1/13/2017	MetLife Short Term Funding LLC, 0.59%	6,916,367	2.69%
4,615,000	1/13/2017	National Rural Utilities Cooperative Finance Corp., 0.50%	4,612,546	1.80%
6,925,000	1/4/2017	PACCAR Financial Corp., 0.61%	6,921,932	2.70%
6,920,000	1/11/2017	Sumitomo Mitsui Trust Bank, Limited, 0.67%	6,920,000	2.70%
4,615,000	1/5/2017	The Chiba Bank, Ltd., 0.71%	4,615,000	1.80%
11,400,000	1/3/2017	The Toronto-Dominion Bank, 0.57%	11,400,000	4.45%
6,605,000	1/3/2017	Thunder Bay Funding, LLC, 0.00%	6,604,633	2.57%
320,000	1/3/2017	Victory Receivables Corporation, 0.00%	319,980	0.12%
6,920,000	1/19/2017	Victory Receivables Corporation, 0.74%	6,915,387	2.69%
6,925,000	1/11/2017	Wal-Mart Stores Inc., 0.57%	6,923,650	2.70%
4,615,000	1/17/2017	Working Capital Management Co. L.P., 0.85%	4,611,952	1.80%
Total Corporate Notes (cost - $103,507,947)			103,507,947	40.34%

Total investment securities (cost - $230,834,517)			$230,831,657	89.94%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2016

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 17 - May 17	390	$(226,941)	(0.09)%
Energy	Jan 17 - Mar 17	169	172,229	0.07%
Interest Rates	Mar 17 - Dec 19	922	248,490	0.10%
Metals	Jan 17 - Mar 17	372	(225,649)	(0.09)%
Stock Indices	Jan 17 - Mar 17	2,398	1,015,371	0.39%
Treasury Rates	Mar-17	220	18,539	0.01%

Total long futures contracts		4,471	1,002,039	0.39%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 17 - May 17	749	907,422	0.36%
Currencies	Mar-17	1,231	1,243,193	0.49%
Energy	Jan 17 - Feb 17	63	(129,016)	(0.05)%
Interest Rates	Mar 17 - Dec 19	1,949	362,054	0.14%
Metals	Jan 17 - Apr 17	455	(219,999)	(0.09)%
Stock Indices	Jan 17 - Mar 17	82	(14,579)	(0.01)%
Treasury Rates	Mar-17	312	(77,820)	(0.03)%

Total short futures contracts		4,841	2,071,255	0.81%

Total futures contracts		9,312	$3,073,294	1.20%

LONG FORWARD CONTRACTS:
Currencies	Jan 17 - Mar 17		$826,708	0.32%

SHORT FORWARD CONTRACTS:
Currencies	Jan 17 - Mar 17		(477,617)	(0.18)%

Total forward currency contracts			$349,091	0.14%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
DECEMBER 31, 2015

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 16 - May 16	151	$20,231	0.01%
Currencies	Mar-16	187	10,596	0.00%
Energy	Mar-16	4	210	0.00%
Interest Rates	Mar 16 - Dec 18	7,140	(1,176,722)	(0.36)%
Metals	Jan 16 - Mar 16	103	30,278	0.01%
Stock Indices	Jan 16 - Mar 16	963	341,058	0.10%
Treasury Rates	Mar-16	225	(224,110)	(0.07)%

Total long futures contracts		8,773	(998,459)	(0.31)%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 16 - May 16	1,256	433,677	0.13%
Currencies	Mar-16	1,672	1,510,362	0.46%
Energy	Jan 16 - Jun 16	858	493,765	0.15%
Interest Rates	Mar 16 - Sep 16	204	(10,447)	0.00%
Metals	Jan 16 - Dec 16	739	1,225,243	0.38%
Stock Indices	Jan 16 - Mar 16	638	(213,952)	(0.06)%
Treasury Rates	Mar-16	45	(1,125)	0.00%

Total short futures contracts		5,412	3,437,523	1.06%

Total futures contracts		14,185	$2,439,064	0.75%

LONG FORWARD CONTRACTS:
Currencies	Jan 16 - Jun 16		$(896,055)	(0.28)%

SHORT FORWARD CONTRACTS:
Currencies	Jan 16 - Jun 16		502,004	0.16%

Total forward currency contracts			$(394,051)	(0.12)%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
TRADING GAINS (LOSSES)
Gain (loss) on trading of
derivatives contracts
Net realized	$3,572,888	$20,429,140	$76,372,624
Net change in unrealized	1,377,372	(8,637,528)	(5,868,897)
Brokerage commissions	(4,590,391)	(5,427,184)	(6,413,798)

Net gain (loss) from trading
derivatives contracts	359,869	6,364,428	64,089,929

Gain (loss) on trading of securities
Net realized	346,847	114,564	67,746
Net change in unrealized	10,451	32,951	(75,314)

Net gain (loss) from trading securities	357,298	147,515	(7,568)

Gain (loss) on trading of foreign currency
Net realized	(140,918)	4,651	(519,450)
Net change in unrealized	(92,154)	14,708	(103,614)

Net gain (loss) from trading foreign currency	(233,072)	19,359	(623,064)

Total trading gains (losses)	484,095	6,531,302	63,459,297

NET INVESTMENT INCOME (LOSS)
Income
Interest income	736,778	415,355	375,189

Expenses
Management fee	3,279,777	3,921,148	4,603,469
Service fees	3,256,998	3,734,936	4,245,801
Advisory fee	2,882,993	3,400,219	4,005,501
Professional fees	1,153,032	1,260,052	1,411,772
Administrative fee	677,177	823,872	959,609
Incentive fee	180,109	4,373,262	12,826,879
Interest expense	63,638	47,417	25,326
Other expenses	312,490	482,063	519,555

Total expenses	11,806,214	18,042,969	28,597,912

Net investment income (loss)	(11,069,436)	(17,627,614)	(28,222,723)

NET INCOME (LOSS)	$(10,585,341)	$(11,096,312)	$35,236,574

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2013	$495,513,874	$33,385,742	$5,810,054	$32,782,374	$203,837,473	$127,156,033	$92,538,637	$3,561
Transfers	-	-	-	15,327,825	(783,379)	211,528	(14,755,974)	-
Capital additions	30,590,544	33,989	-	-	13,155,790	6,379,680	11,021,085	-

Capital withdrawals	(186,546,092)	(12,977,201)	(1,370,371)	(34,828,245)	(59,976,398)	(52,263,838)	(25,130,039)	-

From operations:
Net investment income (loss)	(28,222,723)	(1,632,593)	(268,872)	(1,018,814)	(14,786,760)	(6,320,292)	(4,195,162)	(230)
Net realized gain (loss) from investments
(net of brokerage commissions)	69,507,122	4,225,565	863,765	3,552,675	30,294,852	17,183,625	13,386,004	636
Net change in unrealized gain (loss) from investments	(6,047,825)	(326,891)	(75,054)	(634,127)	(2,279,626)	(1,516,651)	(1,215,428)	(48)
Net income for the year
ended December 31, 2014	35,236,574	2,266,081	519,839	1,899,734	13,228,466	9,346,682	7,975,414	358

Balances at December 31, 2014	$374,794,900	$22,708,611	$4,959,522	$15,181,688	$169,461,952	$90,830,085	$71,649,123	$3,919

Balances at December 31, 2014	$374,794,900	$22,708,611	$4,959,522	$15,181,688	$169,461,952	$90,830,085	$71,649,123	$3,919

Transfers	-	(139,240)	139,240	-	(919,182)	589,288	329,894	-

Capital additions	30,221,686	95,333	-	3,788,920	17,968,942	6,347,931	2,020,560	-

Capital withdrawals	(68,612,640)	(2,613,058)	(1,159,105)	(2,163,914)	(28,897,126)	(25,905,217)	(7,874,220)	-

From operations:
Net investment income (loss)	(17,627,614)	(939,710)	(160,987)	(475,137)	(10,202,221)	(3,522,088)	(2,327,305)	(166)
Net realized gain (loss) from investments
(net of brokerage commissions)	15,121,171	907,571	208,390	658,627	6,753,605	3,646,818	2,945,998	162
Net change in unrealized gain (loss) from investments	(8,589,869)	(498,982)	(120,224)	(384,144)	(3,877,522)	(2,048,728)	(1,660,175)	(94)
Net income for the year
ended December 31, 2015	(11,096,312)	(531,121)	(72,821)	(200,654)	(7,326,138)	(1,923,998)	(1,041,482)	(98)

Balances at December 31, 2015	$325,307,634	$19,520,525	$3,866,836	$16,606,040	$150,288,448	$69,938,089	$65,083,875	$3,821

Balances at December 31, 2015	$325,307,634	$19,520,525	$3,866,836	$16,606,040	$150,288,448	$69,938,089	$65,083,875	$3,821

Transfers	-	-	-	-	177,456	(177,456)	-	-

Capital additions	14,798,270	-	5,250	-	11,048,854	1,506,088	2,238,078	-

Capital withdrawals	(72,837,304)	(5,791,930)	(1,583,422)	(501,242)	(32,264,347)	(22,742,307)	(9,954,056)	-

From operations:
Net investment income (loss)	(11,069,436)	(531,133)	(59,916)	(319,240)	(7,134,343)	(1,722,932)	(1,301,758)	(114)
Net realized gain (loss) from investments
(net of brokerage commissions)	(811,574)	(25,060)	4,025	(67,017)	(504,334)	(53,438)	(165,733)	(17)
Net change in unrealized gain (loss) from investments	1,295,669	85,007	25,242	48,394	597,526	399,494	139,997	9
Net income for the year
ended December 31, 2016	(10,585,341)	(471,186)	(30,649)	(337,863)	(7,041,151)	(1,376,876)	(1,327,494)	(122)

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the "Partnership") was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership (the "Agreement"), as amended and restated from time to time. The Partnership's general partner is Altegris Advisors, L.L.C. (the "General Partner"). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership's business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the "CFTC"), an agency of the United States ("U.S.") government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B.	Method of Reporting

The Partnership is an investment company in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership's financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2016 and 2015 and reported amounts of income and expenses for the years ended December 31, 2016, 2015 and 2014. Management believes that the estimates utilized in preparing the Partnership's financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

C.	Fair Value

In accordance with the authoritative guidance under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.

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

Unobservable inputs reflect the Partnership's assumption about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Partnership's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Partnership uses prices and inputs that are current as of the measurement date, including prices and inputs during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many assets and liabilities. This condition could cause an asset or liability to be reclassified to a lower level within the fair value hierarchy.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds are categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2016 and 2015 none of the Partnership's holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2016 and 2015, none of the Partnership's holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership's valuation methodology during the years ended December 31, 2016 and 2015.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership's assets and liabilities measured at fair value as of December 31, 2016 and 2015:

				Balance as of
December 31, 2016	Level 1	Level 2	Level 3	December 31, 2016
Assets:
Futures contracts (1)	$5,931,938	$-	$-	$5,931,938
Forward currency contracts (1)	-	1,408,337	-	1,408,337
U.S. Government agency
bonds and notes	-	127,323,710	-	127,323,710
Corporate notes	-	103,507,947	-	103,507,947

	$5,931,938	$232,239,994	$-	$238,171,932

Liabilities:
Futures contracts (1)	$(2,858,644)	$-	$-	$(2,858,644)
Forward currency contracts (1)	-	(1,059,246)	-	(1,059,246)

	$(2,858,644)	$(1,059,246)	$-	$(3,917,890)

				Balance as of
December 31, 2015	Level 1	Level 2	Level 3	December 31, 2015
Assets:
Futures contracts (1)	$6,760,911	$-	$-	$6,760,911
Forward currency contracts (1)	-	1,272,922	-	1,272,922
U.S. Government agency
bonds and notes	174,304,973	-	-	174,304,973
Corporate notes	-	116,533,869	-	116,533,869

	$181,065,884	$117,806,791	$-	$298,872,675

Liabilities:
Futures contracts (1)	$(4,321,847)	$-	$-	$(4,321,847)
Forward currency contracts (1)	-	(1,666,973)	-	(1,666,973)

	$(4,321,847)	$(1,666,973)	$-	$(5,988,820)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership's policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership's fiscal year-end.

For the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2016 and 2015, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of futures contracts in foreign markets and foreign currency forward contracts, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership's books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the "Custodian") is the Partnership's custodian. SG Americas Securities, LLC (the "Clearing Broker") is the Partnership's commodity broker. A portion of the Partnership's assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership's brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership's cash in U.S. dollar to foreign currency to facilitate the Partnership's commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership's Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2016 and December 31, 2015, the Partnership's restricted cash balance on the Statements of Financial Condition of $23,843,994 and $26,889,019, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker's margin requirements in US Dollars. As of December 31, 2016 and December 31, 2015, the Partnership's restricted foreign currency balance on the Statements of Financial Condition of $3,445,473 and $5,537,351, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker's margin requirements in foreign currency. The Partnership's assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership's cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. ("JPMIM").

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Option Contracts

Generally, an option is a contract that gives the purchaser of the option, in return for the premium paid, the right to buy a specified security, currency or other instrument (an ''underlying instrument'') from the writer of the option (in the case of a call option), or to sell a specified security, currency, or other instrument to the writer of the option (in the case of put option) at a designated price. Put and call options that the Partnership may purchase or write may be traded on a national securities exchange or in the over-the-counter (OTC) market. All option positions entered into on a national securities exchange are cleared and guaranteed by the options clearing corporation, thereby reducing the risk of counterparty default. There can be no assurance that a liquid secondary market will exist for any option purchased or sold.

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

As the writer of a call option, the Partnership retains the risk of loss should the underlying instrument increase in value. If the option is exercised, the Partnership will be required to buy or sell the instrument at the exercise price. Accordingly, these transactions result in off-balance sheet risk, as the Partnership's ultimate obligation may exceed the amount indicated in the Statements of Financial Condition.

As of December 31, 2016 and 2015, the Partnership did not hold any option contracts.

E.	Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the initial margin. Subsequent payments ("variation margin") are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in unrealized gain/loss on futures contracts. Due to broker amounts on the Statements of Financial Condition represent the amount of any short fall in the Fund's required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2016 and 2015 are reflected within the Condensed Schedules of Investments.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.	Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2016 and 2015 are reflected within the Condensed Schedules of Investments.

H.	Foreign Currency Transactions

The Partnership's functional currency is the U.S. dollar; however, it may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in the Statements of Income (Loss).

I.	Cash

At times, the Partnership's cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation ("FDIC"). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

Both restricted cash and restricted foreign currency are held as margin collateral for futures transactions.

J.	Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership's interests are borne by the Partnership. These costs include, but are not limited to, legal fees pertaining to updating the Partnership's offering documents and materials, accounting and printing costs. These costs are charged as an expense when incurred.

K.	Income Taxes

The Partnership is treated as a partnership for U.S. federal income tax purposes. As such, the partners are individually liable for their own distributable share of taxable income or loss. No provision has been made in the accompanying financial statements for U.S., federal, state, or local income taxes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Income Taxes (continued)

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners' capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2016 and 2015. However, the Partnership's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2016, 2015 and 2014.

L.	Reclassifications

Certain amounts in the 2015 financial statements were reclassified to conform to the 2016 presentation.

NOTE 2 - PARTNERS' CAPITAL

A.	Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner's Interest, Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests. Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer issued to limited partners in the Partnership (each a "Limited Partner" and collectively the "Limited Partners"). Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008. Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the Limited Partners based on their respective capital accounts as of the end of each month, in which the items accrue pursuant to the terms of the Partnership's Agreement. Original Class A Interests, Original Class B Interests, Special Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

No Limited Partner of the Partnership shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner's capital contributions, except as may be required by law.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PARTNERS' CAPITAL (CONTINUED)

B.	Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days' prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2016, 2015 and 2014.

NOTE 3 - RELATED PARTY TRANSACTIONS

A.	General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% (0.50% annually) for Special Interests of the Partnership's net asset value apportioned to each Partner's capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the "management fee net asset value"). The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a "Special Limited Partner" and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total Management Fees earned by the General Partner for the years ended December 31, 2016, 2015 and 2014 are shown on the Statements of Income (Loss).

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2016, 2015 and 2014, administrative fees for Class A Interests were $480,945, $549,804 and $608,618, respectively and administrative fees for Class B Interests were $196,232, $274,068 and $350,991, respectively. General Partner's Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.	Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, L.L.C. ("Altegris Investments"), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and effective as of December 31, 2014, was converted from an Arkansas corporation (Altegris Investments, Inc.) to a Delaware limited liability company. For the year ended December 31, 2014, Altegris Futures, L.L.C. ("Altegris Futures"), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership's introducing broker. For the years ended December 31, 2016 and 2015, Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, was the Partnership's introducing broker. On December 31, 2014, Altegris Futures was merged with and into Altegris Clearing Solutions and thereafter dissolved. Altegris Clearing Solutions was the surviving entity (Altegris Futures and Altegris Clearing Solutions are referred to collectively as the "introducing broker" of the Partnership).

Altegris Investments has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Investments that are outstanding at month end. The Partnership's introducing broker receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and its introducing broker, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership's management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At December 31, 2016 and 2015, respectively, the Partnership had commissions and brokerage fees payable to its introducing broker of $250,185 and $347,920, and service fees payable to Altegris Investments of $34,849 and $42,997, respectively.

The following tables show the fees paid to Altegris Investments and its introducing broker for the years ended December 31, 2016, 2015 and 2014:

	Year ended	Year ended	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Altegris Futures - Brokerage
Commission fees	$-	$-	$5,171,366
Altegris Clearing Solutions -
Brokerage Commission fees	3,867,469	4,429,178	-
Altegris Investments- Service fees	472,215	561,262	646,212
Total	$4,339,684	$4,990,440	$5,817,578

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. ("Advisor"). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits, calculated separately for each partner's interest achieved from commodity trading (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2016, 2015 and 2014 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2016, 2015 and 2014 management fees for Class A Interests were $1,457,412, $1,666,104 and $1,844,301, respectively, management fees for Class B Interests were $594,642, $830,528 and $1,063,609, respectively, management fees for Original Class B Interests were $29,636, $48,546 and $51,579, respectively, management fees for Special Interests were $165,771, $157,900 and $229,731, respectively and management fees for Institutional Interests were $635,532, $697,141 and $816,281, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2016, 2015 and 2014 service fees for General Partner's Interest, were $76, $77 and $73, respectively, service fees for Class A Interests were $2,887,681, $3,292,054 and $3,689,291, respectively, service fees for Original Class A Interests were $351,802, $431,411 and $541,253, respectively and service fees for Institutional Interests were $17,439, $11,394 and $15,184, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

NOTE 6 - BROKERAGE COMMISSIONS

The Partnership is subject to monthly brokerage charges equal to the greater of: (A) actual commissions and expenses paid to the Clearing Broker by the Partnership; or (B) an amount equal to 0.125% of the management fee net asset value of all Limited Partners' month-end capital account balances (1.50% annually) (the "Minimum Amount").

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - BROKERAGE COMMISSIONS (CONTINUED)

If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are less than the Minimum Amount, the Partnership will pay to the Introducing Broker the difference as payment for brokerage-related services, including, but not limited to, monitoring trade, execution, clearing, custodial and distribution services provided to the Partnership. If actual commissions and expenses paid to the Clearing Broker in a month (in (A) above) are greater than the Minimum Amount, the Partnership pays only the amounts described in (A) above. The Partnership's payment of brokerage commissions to the Clearing Broker for clearing trades on its behalf, and payments to the Introducing Broker for brokerage-related services, if any, are reflected on the Statements of Income (Loss) as Brokerage Commissions.

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures, options on futures, and forward currency contracts for the purpose of achieving capital appreciation. None of the Partnership's derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification ("ASC"), nor are they used for other risk management purposes. The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters. Due to the speculative nature of the Partnership's derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivative contracts at December 31, 2016 and 2015. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2016
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$1,111,896	$(431,415)	$680,481
Currencies	1,248,554	(5,361)	1,243,193
Energy	172,229	(129,016)	43,213
Interest Rates	708,726	(98,182)	610,544
Metals	787,551	(1,233,199)	(445,648)
Stock Indices	1,884,443	(883,651)	1,000,792
Treasury Rates	18,539	(77,820)	(59,281)

	$5,931,938	$(2,858,644)	$3,073,294

Forward Currency Contracts	$1,408,337	$(1,059,246)	$349,091

Total Gross Fair Value of Derivatives Contracts	$7,340,275	$(3,917,890)	$3,422,385

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

The following presents the trading results of the Partnership's derivative trading and information related to the volume of the Partnership's derivative activity for the years ended December 31, 2016, 2015 and 2014.

The below captions of "Realized" and "Change in Unrealized" correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year ended December 31, 2016
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$(1,822,267)	$226,573
Currencies	5,094,975	(277,765)
Energy	(5,853,827)	(450,762)
Interest Rates	11,984,523	1,797,713
Metals	(7,854,928)	(1,701,169)
Stock Indices	(1,343,506)	873,686
Treasury Rates	1,865,390	165,954

	$2,070,360	$634,230	79,216	(2)

Forward Currency Contracts	$1,502,528	$743,142		(1)

Total gain (loss) from derivatives contracts	$3,572,888	$1,377,372

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2015
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$812,738	$183,868
Currencies	5,240,782	(1,278,886)
Energy	12,776,979	(1,049,791)
Interest Rates	15,040,028	(6,136,872)
Metals	1,552,364	1,155,648
Stock Indices	(6,099,953)	(2,416,825)
Treasury Rates	(1,523,830)	(689,349)

	$27,799,108	$(10,232,207)	104,004	(2)

Forward Currency Contracts	$(7,369,968)	$1,594,679		(1)

Total gain (loss) from derivatives contracts	$20,429,140	$(8,637,528)

Year ended December 31, 2014
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$(3,622,872)	$(1,207,334)
Currencies	15,721,422	(1,048,045)
Energy	17,811,994	1,582,603
Interest Rates	34,111,784	7,009,331
Metals	(213,214)	(1,310,168)
Stock Indices	7,647,480	(9,487,120)
Treasury Rates	8,102,452	768,348

	$79,559,046	$(3,692,385)	138,421	(2)

Forward Currency Contracts	$(3,186,422)	$(2,176,512)		(1)

Total gain (loss) from derivatives contracts	$76,372,624	$(5,868,897)

(1)
The numbers of long contracts closed using average cost for the years ended December 31, 2016, 2015, and 2014 were 576,557, 556,397, and 702,178, respectively. The numbers of short contracts closed using average cost for average cost for the years ended December 31, 2016, 2015, and 2014 were (393,444), (522,035), and (634,673), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those years.

(2)	These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the year.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

With respect to futures contracts and options on futures contracts, the Partnership has entered into an agreement with the Clearing Broker which grants the Clearing Broker the right to offset recognized derivative assets and derivative liabilities if certain conditions exist, which would require the Clearing Broker to liquidate the Partnership's positions. These events include the following: (i) the Clearing Broker is directed or required by a regulatory or self-regulatory organization, (ii) the Clearing Broker determines, at its discretion, that the risk in the Partnership's account must be reduced for protection of the Clearing Broker, (iii) upon the Partnership's breach or failure to perform on its contractual agreements with the Clearing Broker, (iv) upon the commencement of bankruptcy, insolvency or similar proceeding for the protection of creditors against the Partnership, or (v) upon the dissolution, winding-up, liquidation or merger of the Partnership.

With respect to foreign currency forward contracts, the Partnership has entered into an agreement with the Clearing Broker, whereby the party having the greater obligation (either the Partnership or the Clearing Broker) shall deliver to the other party at the settlement date the net amount of recognized derivative assets and liabilities.

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	1,408,337	(1,059,246)	349,091	-	-	349,091
Commodity futures contracts	5,931,938	(2,858,644)	3,073,294	-	-	3,073,294
Total	7,340,275	(3,917,890)	3,422,385	-	-	3,422,385

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(1,059,246)	1,059,246	-	-	-	-
Commodity futures contracts	(2,858,644)	2,858,644	-	-	-	-
Total	(3,917,890)	3,917,890	-	-	-	-

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

(1)
The Partnership posted additional collateral of $27,289,467 for 2016 and $32,426,370 for 2015, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

NOTE 8 -FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

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

NOTE 9 - INDEMNIFICATIONS

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements.

	December 31, 2016
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(3.20)%	(2.24)%	(1.99)%	(4.95)%	(3.05)%	(2.27)%
Incentive fees	(0.00)%	(0.00)%	(0.16)%	(0.07)%	(0.05)%	(0.01)%

Total return after incentive fees	(3.20)%	(2.24)%	(2.15)%	(5.02)%	(3.10)%	(2.28)%

Ratio to average net asset value
Expenses prior to incentive fees	3.22%	2.20%	2.00%	5.06%	3.04%	2.28%
Incentive fees	0.00%	0.01%	0.17%	0.08%	0.06%	0.01%

Total expenses	3.22%	2.21%	2.17%	5.14%	3.10%	2.29%

Net investment (loss) (1)	(2.98)%	(1.97)%	(1.76)%	(4.83)%	(2.81)%	(2.04)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners' capital taken as a whole. An individual Limited Partner's total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

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

Total return and the ratios to average net asset value are calculated for each class of Limited Partners' capital taken as a whole. An individual Limited Partner's total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2016 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2017 through March 30, 2017, the Partnership had subscriptions of $3,718,159 and redemptions of $16,040,416.