Form 10-Q
period 2017-03-31
Altegris Winton Futures Fund, L.P.
filed 2017-05-15
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

PART I – FINANCIAL INFORMATION

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

MARCH 31, 2017

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners’ Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 27

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2017 (Unaudited) and DECEMBER 31, 2016 (Audited)

	2017	2016
ASSETS
Equity in commodity broker account
Restricted cash	$21,378,861	$23,843,994
Restricted foreign currency (cost - $2,910,796 and $3,533,623)	2,934,629	3,445,473
Foreign currency (cost - $4,384,771 and $825,062)	4,420,673	804,481
Net unrealized gain on open futures contracts	-	3,073,294
Net unrealized gain on open forward contracts	856,966	349,091
	29,591,129	31,516,333
Cash	4,974,103	6,210,512
Investment securities at value (cost - $214,064,033 and $230,834,517)	214,063,794	230,831,657
Interest receivable	10,508	6,163
Total assets	$248,639,534	$268,564,665

LIABILITIES
Equity in commodity broker account
Net unrealized loss on open futures contracts	$940,158	$-
	940,158	-
Redemptions payable	11,944,523	9,874,875
Subscriptions received in advance	361,153	348,744
Brokerage commissions payable	287,125	303,597
Service fees payable	231,186	251,426
Management fee payable	215,964	234,362
Advisory fee payable	193,998	207,739
Administrative fee payable	43,924	48,252
Incentive fee payable	3,509	1,756
Other liabilities	477,301	610,655
Total liabilities	14,698,841	11,881,406
PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,712	3,699
Limited Partners	233,936,981	256,679,560
Total partners' capital (Net Asset Value)	233,940,693	256,683,259
Total liabilities and partners' capital	$248,639,534	$268,564,665

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2017 (Unaudited)

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$32,111,000	4/3/2017	Federal Farm Credit Bank Disc Note, 0.00%*	$32,110,108	13.72%
30,600,000	4/3/2017	Federal Home Loan Bank Disc Note, 0.50%*	30,599,150	13.08%
11,000,000	4/5/2017	Federal Home Loan Bank Disc Note, 0.29%*	10,999,582	4.70%
12,468,000	4/19/2017	Federal Home Loan Bank Disc Note, 0.58%*	12,464,172	5.32%
15,000,000	4/26/2017	Federal Home Loan Bank Disc Note, 0.61%*	14,993,385	6.41%
15,000,000	5/3/2017	Federal Home Loan Bank Disc Note, 0.67%*	14,990,880	6.41%
15,000,000	5/16/2017	Federal Home Loan Bank Disc Note, 0.68%*	14,986,920	6.41%
600,000	7/3/2017	Federal Home Loan Bank Disc Note, 0.76%*	598,817	0.26%
5,000,000	8/9/2017	Federal Home Loan Bank Disc Note, 0.77%*	4,985,955	2.13%
1,550,000	8/23/2017	Federal Home Loan Bank Disc Note, 0.78%*	1,545,170	0.66%
1,000,000	4/3/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	999,961	0.43%
Total U.S. Government Agency Bonds and Notes (cost - $139,282,100)			139,274,100	59.53%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2017 (Unaudited)

INVESTMENT SECURITIES (continued)
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$6,421,000	4/27/2017	Apple Inc., 0.70%*	$6,417,595	2.74%
6,419,000	4/5/2017	Banco del Estado de Chile, 0.75%	6,418,805	2.75%
6,421,000	4/21/2017	Bank of Montreal, 0.93%*	6,417,513	2.74%
8,561,000	4/12/2017	Colgate-Palmolive Company, 0.79%*	8,558,746	3.66%
2,140,000	4/10/2017	DCAT, LLC, 1.17%*	2,139,299	0.92%
4,280,000	4/3/2017	The Home Depot, Inc., 0.83%*	4,279,704	1.83%
6,419,000	4/7/2017	The Norinchukin Bank, 0.85%	6,418,932	2.75%
6,421,000	4/18/2017	PACCAR Financial Corp., 0.86%*	6,418,229	2.74%
6,419,000	4/5/2017	Sumitomo Mitsui Banking Corporation, 0.70%	6,418,854	2.74%
4,280,000	4/27/2017	Sumitomo Mitsui Trust Bank Ltd., 0.95%	4,280,090	1.83%
4,187,000	4/3/2017	Victory Receivables Corporation, 1.03%*	4,186,714	1.79%
6,421,000	4/21/2017	Victory Receivables Corporation, 1.10%*	6,416,880	2.74%
6,421,000	4/19/2017	Wal-Mart Stores Inc., 0.78%*	6,418,333	2.74%
Total Corporate Notes (cost - $74,781,933)			74,789,694	31.97%
Total investment securities (cost - $214,064,033)			$214,063,794	91.50%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
MARCH 31, 2017 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 17 - Aug 17	190	$(24,750)	(0.01)%
Currencies	Jun-17	258	130,540	0.05%
Energy	Apr 17 - Jun 17	91	2,673	0.00%
Interest Rates	Jun 17 - Mar 20	897	(8,768)	0.00%
Metals	May 17 - Jul 17	221	53,252	0.02%
Stock Indices	Apr 17 - Jun 17	2,579	742,512	0.32%
Treasury Rates	Jun-17	455	41,477	0.02%
Total long futures contracts		4,691	936,936	0.40%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 17 - Sep 17	707	537,420	0.23%
Currencies	Jun-17	867	(1,150,135)	(0.49)%
Energy	Apr 17 - Jun 17	103	(170,456)	(0.07)%
Interest Rates	Jun 17 - Mar 20	2,231	(510,921)	(0.22)%
Metals	May 17 - Jul 17	134	(99,763)	(0.05)%
Stock Indices	Jun-17	284	(256,451)	(0.10)%
Treasury Rates	Jun-17	328	(226,788)	(0.10)%
Total short futures contracts		4,654	(1,877,094)	(0.80)%
Total futures contracts		9,345	$(940,158)	(0.40)%

LONG FORWARD CONTRACTS:
Currencies	Apr 17 - Jun 17		$961,909	0.41%
SHORT FORWARD CONTRACTS:
Currencies	Apr 17 - Jun 17		(104,943)	(0.04)%
Total forward currency contracts			$856,966	0.37%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016 (Audited)

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
DECEMBER 31, 2016 (Audited)

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
DECEMBER 31, 2016 (Audited)

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Unaudited)

	2017	2016
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$6,929,468	$7,823,201
Net change in unrealized	(3,505,577)	496,926
Brokerage commissions	(942,541)	(1,242,283)
Net gain (loss) from trading derivatives contracts	2,481,350	7,077,844
Gain (loss) on trading of securities
Net realized	141,335	61,897
Net change in unrealized	2,621	40,535
Net gain (loss) from trading securities	143,956	102,432
Gain (loss) on trading of foreign currency
Net realized	(7,091)	62,477
Net change in unrealized	168,466	60,763
Net gain (loss) from trading foreign currency	161,375	123,240
Total trading gains (losses)	2,786,681	7,303,516
NET INVESTMENT INCOME (LOSS)
Income
Interest income	188,311	197,506
Expenses
Management fee	665,675	889,761
Service fees	657,894	873,376
Advisory fee	596,108	778,191
Professional fees	268,034	314,140
Administrative fee	135,604	184,329
Incentive fee	3,529	59,035
Interest expense	-	32,686
Other expenses	$68,640	$83,768
Total expenses	2,395,484	3,215,286
Net investment income (loss)	(2,207,173)	(3,017,780)
NET INCOME (LOSS)	$579,508	$4,285,736

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2015	$325,307,634	$19,520,525	3,866,836	16,606,040	150,288,448	69,938,089	65,083,875	3,821
Transfers	-	-	-	-	-	-	-	-
Capital additions	4,107,970	-	-	-	2,725,187	616,526	766,257	-
Capital withdrawals	(17,764,469)	(297,856)	(1,014,293)	(64,299)	(5,019,220)	(8,445,331)	(2,923,470)	-
From operations:
Net investment income (loss)	(3,017,780)	(151,698)	(17,935)	(76,546)	(1,911,946)	(513,521)	(346,105)	(29)
Net realized gain (loss) from investments (net of brokerage commissions)	6,705,292	404,054	71,786	344,634	3,125,426	1,402,618	1,356,695	79
Net change in unrealized gain (loss) from investments	598,224	28,021	25,628	20,851	256,453	208,706	58,561	4
Net income (loss) for the three months ended March 31, 2016	4,285,736	280,377	79,479	288,939	1,469,933	1,097,803	1,069,151	54
Balances at March 31, 2016	$315,936,871	$19,503,046	$2,932,022	$16,830,680	$149,464,348	$63,207,087	$63,995,813	$3,875
Balances at December 31, 2016	$256,683,259	$13,257,409	2,258,015	15,766,935	122,209,260	47,147,538	56,040,403	3,699
Transfers	-	-	-	-	-	-	-	-
Capital additions	3,718,158	-	-	2,600,000	588,441	141,302	388,415	-
Capital withdrawals	(27,040,232)	(1,734,281)	(536,389)	-	(13,628,950)	(4,353,329)	(6,787,283)	-
From operations:
Net investment income (loss)	(2,207,173)	(96,021)	(10,230)	(75,963)	(1,425,761)	(323,738)	(275,432)	(28)
Net realized gain (loss) from investments (net of brokerage commissions)	6,121,171	314,869	47,964	476,728	2,851,760	1,126,527	1,303,230	93
Net change in unrealized gain (loss) from investments	(3,334,490)	(174,304)	(29,087)	(241,172)	(1,555,336)	(630,081)	(704,458)	(52)
Net income (loss) for the three months ended March 31, 2017	579,508	44,544	8,647	159,593	(129,337)	172,708	323,340	13
Balances at March 31, 2017	$233,940,693	$11,567,672	$1,730,273	$18,526,528	$109,039,414	$43,108,219	$49,964,875	$3,712

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership (the “Agreement”), as amended and restated from time to time. The Partnership's general partner is Altegris Advisors, L.L.C. (the “General Partner”). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2017 and December 31, 2016, and reported amounts of income and expenses for the three months ended March 31, 2017 and 2016. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2017 or December 31, 2016, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2017 or December 31, 2016, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the period ended March 31, 2017 and the year ended December 31, 2016.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2017 and December 31, 2016:

March 31, 2017	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Assets:
Futures contracts (1)	$2,996,409	$-	$-	$2,996,409
Forward currency contracts (1)	-	1,321,480	-	1,321,480
U.S. Government agency bonds and notes	-	139,274,100	-	139,274,100
Corporate notes	-	74,789,694	-	74,789,694
	$2,996,409	$215,385,274	$-	$218,381,683

Liabilities:
Futures contracts (1)	$(3,936,567)	$-	$-	$(3,936,567)
Forward currency contracts (1)	-	(464,514)	-	(464,514)
	$(3,936,567)	$(464,514)	$-	$(4,401,081)

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
Futures contracts (1)	$5,931,938	$-	$-	$5,931,938
Forward currency contracts (1)	-	1,408,337	-	1,408,337
U.S. Government agency bonds and notes	-	127,323,710	-	127,323,710
Corporate notes	-	103,507,947	-	103,507,947
	$5,931,938	$232,239,994	$-	$238,171,932

Liabilities:
Futures contracts (1)	$(2,858,644)	$-	$-	$(2,858,644)
Forward currency contracts (1)	-	(1,059,246)	-	(1,059,246)
	$(2,858,644)	$(1,059,246)	$-	$(3,917,890)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2017 and the year ended December 31, 2016, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, sales and maturities of futures contracts in foreign markets and foreign currency forward contracts, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year-end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2017 and December 31, 2016, the Partnership’s restricted cash balance on the Statements of Financial Condition of $21,378,861 and $23,843,994, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2017 and December 31, 2016, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $2,934,629 and $3,445,473, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of March 31, 2017 and December 31, 2016 the Partnership did not hold any option contracts.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

G. Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2017 or December 31, 2016. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2017 or 2016.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2017 and 2016.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, 0.146% (1.75% annually) for Original Class B, and currently 0.0417% (0.50% annually) for Special Interests of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total Management Fees earned by the General Partner, for the three months ended March 31, 2017 and 2016 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2017, administrative fees for Class A and Class B Interests were $97,669 and $37,935, respectively. For the three months ended March 31, 2016, administrative fees for Class A and Class B Interests were $127,431 and $56,898, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

C. Altegris Investments, Inc. and Altegris Futures, L.L.C.

Altegris Investments, L.L.C. (“Altegris Investments”), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and a Delaware limited liability company. Altegris Clearing Solutions, L.L.C.

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

At March 31, 2017 and December 31, 2016, respectively, the Partnership had commissions and brokerage fees payable to its introducing broker of $231,055 and $250,185, and service fees payable to Altegris Investments of $32,792 and $34,849, respectively.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2016 and 2015:

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

Altegris Clearing Solutions - Brokerage Commission fees	$771,787	$1,040,476
Altegris Investments- Service fees	100,021	128,636
Total	$871,808	$1,169,112

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2017 and 2016 are shown on the Statements of Income (Loss).

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2017, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $296,052, $114,987, $5,155, $43,733 and $136,181, respectively. For the three months ended March 31, 2016, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $386,153, $172,417, $8,673, $42,679 and $168,269, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2017, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $19, $588,661, $64,227 and $4,987, respectively. For the three months ended March 31, 2016, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $20, $770,572, $99,892 and $2,892, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivative contracts at March 31, 2017 and December 31, 2016. The fair value of derivative contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2017
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$695,773	$(183,103)	$512,670
Currencies	130,540	(1,150,135)	(1,019,595)
Energy	51,678	(219,461)	(167,783)
Interest Rates	75,824	(595,513)	(519,689)
Metals	282,222	(328,733)	(46,511)
Stock Indices	1,718,895	(1,232,834)	486,061
Treasury Rates	41,477	(226,788)	(185,311)
	$2,996,409	$(3,936,567)	$(940,158)
Forward Currency Contracts	$1,321,480	$(464,514)	$856,966
Total Gross Fair Value of Derivatives Contracts	$4,317,889	$(4,401,081)	$(83,192)

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2017 and 2016.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended March 31, 2017
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(167,028)	$(167,811)
Currencies	(1,549,459)	(2,262,788)
Energy	(1,506,968)	(210,996)
Interest Rates	62,846	(1,130,233)
Metals	(1,873,777)	399,137
Stock Indices	10,432,197	(514,731)
Treasury Rates	(362,687)	(126,030)
	$5,035,124	$(4,013,452)	17,590	(2)
Forward Currency Contracts	$1,894,344	$507,875		(1)
Total gain (loss) from derivatives contracts	$6,929,468	$(3,505,577)

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended March 31, 2016

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$804,166	$(583,258)
Currencies	253,561	(3,747,444)
Energy	2,861,645	(433,084)
Interest Rates	8,403,924	5,184,383
Metals	(4,156,812)	(1,941,223)
Stock Indices	(2,296,793)	(226,193)
Treasury Rates	2,914,297	(322,093)
	$8,783,988	$(2,068,912)	21,211	(2)
Forward Currency Contracts	$(960,787)	$2,565,838		(1)
Total gain (loss) from derivatives contracts	$7,823,201	$496,926

(1)
The numbers of long contracts closed using average cost for the three months ended March 31, 2017 and 2016 were 531,994, and 577,820, respectively. The numbers of short contracts closed using average cost for average cost for the three months ended March 31, 2017 and 2016 were (385,857), and (404,903), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

(2)	These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the period.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	1,321,480	(464,514)	856,966	-	-	856,966
Futures contracts	2,996,409	(2,996,409)	-	-	-	-
Total	4,317,889	(3,460,923)	856,966	-	-	856,966

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(464,514)	464,514	-	-	-	-
Futures contracts	(3,936,567)	2,996,409	(940,158)	-	940,158	-
Total	(4,401,081)	3,460,923	(940,158)	-	940,158	-

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	1,408,337	(1,059,246)	349,091	-	-	349,091
Futures contracts	5,931,938	(2,858,644)	3,073,294	-	-	3,073,294
Total	7,340,275	(3,917,890)	3,422,385	-	-	3,422,385

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(1,059,246)	1,059,246	-	-	-	-
Futures contracts	(2,858,644)	2,858,644	-	-	-	-
Total	(3,917,890)	3,917,890	-	-	-	-

(1)
The Partnership posted additional collateral of $23,373,332 for 2017 and $27,289,467 for 2016, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the financial statements.

Three months ended March 31, 2017
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.37%	0.62%	0.68%	(0.09)%	0.41%	0.61%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%
Total return after incentive fees	0.37%	0.62%	0.68%	(0.09)%	0.41%	0.61%
Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.23%	2.08%	5.07%	3.09%	2.30%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses	3.25%	2.23%	2.08%	5.07%	3.09%	2.30%
Net investment (loss) (1) (2)	(2.95)%	(1.94)%	(1.78)%	(4.77)%	(2.80)%	(2.01)%

Three months ended March 31, 2016

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	1.41%	1.67%	1.73%	0.95%	1.46%	1.66%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.02)%	(0.03)%	(0.00)%
Total return after incentive fees	1.41%	1.67%	1.73%	0.93%	1.43%	1.66%
Ratio to average net asset value
Expenses prior to incentive fees (2)	3.28%	2.20%	2.03%	5.12%	3.08%	2.30%
Incentive fees (3)	0.00%	0.01%	0.00%	0.03%	0.03%	0.00%
Total expenses	3.28%	2.21%	2.03%	5.15%	3.11%	2.30%
Net investment (loss) (1) (2)	(3.04)%	(1.97)%	(1.79)%	(4.88)%	(2.84)%	(2.06)%

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2017 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2017 through May 15, 2017, the Partnership had subscriptions of $358,703.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2017 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2017

During the first quarter of 2017, the Partnership achieved net realized and unrealized gains of $2,786,681 from its trading activities, net of brokerage commissions of $942,541. The Partnership accrued total expenses of $2,395,484, including $665,675 in management fees paid to the General Partner, $3,529 in incentive fees, and $925,928 in service and professional fees. The Partnership earned $188,311 in interest income during the first quarter of 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2017 is set forth below.

First Quarter 2017. In January 2017, the Partnership sustained a net loss as profits from stock indices were undone by losses in the currency, commodity and fixed income sectors. Long positions in most stock indices added value over the course of the month, with the NASDAQ driving the positive contribution to returns as information technology stocks outperformed the wider US market. Short positions in the euro and the Japanese yen led the losses in currencies, but were partly offset by long positions in appreciating emerging market currencies. In commodities, the Partnership’s exposure to precious metals and energies, particularly gold and natural gas, detracted from returns, although base metals were profitable due to a long position in copper. In February 2017, the Partnership experienced net positive returns driven by stock indices and currencies. Long positions in the S&P 500 and NASDAQ led the profits in stock indices which posted gains across the board. Currencies recovered the majority of their January losses with the Partnership’s short position in the euro benefitting from the euro-US dollar exchange rate falling back to near where it started the year. Profits also came from long positions in emerging market currencies such as the Indian rupee and the Chinese yuan, where increasing positions during the month reduced the Partnership’s long exposure to the US dollar. For February 2017, the detractors from returns were concentrated in the precious metals and energies sectors. Price gains weighed on the Partnership’s short position in gold, which reduced over the course of the month, while falling natural gas prices resulted in losses from the Partnership’s long position in the market. In March 2017, the Partnership’s portfolio performance was flat, as it began the month on a positive note but gave back early profits as the dollar and US equity markets weakened. Performance overall was driven by stock indices, with European markets leading the sector to make a positive contribution to performance for the fifth consecutive month. The gains in stock indices were offset by losses in the fixed income, commodities and currencies sectors.

Long positioning in German government bonds weighed on returns in fixed income, while losses in commodities were led by the energies sector, where an initial long position in Brent crude detracted from returns. Performance in the currencies sector was mixed: long positions in a number of emerging markets currencies added value, most notably the Indian rupee, but these gains were overshadowed by short exposure to the appreciating Japanese yen and euro.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2017.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2016 are not material.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 31, 2017.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2017:

Month	Amount Redeemed
January 31, 2017	$5,211,631
February 28, 2017	$10,828,785
March 31, 2017	$10,999,816

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

Dated: May 15, 2017

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Executive Chairman (principal executive officer)

/s/ Kenneth I. McGuire
Kenneth I. McGuire, Principal Financial Officer