Form 10-Q
period 2017-06-30
Altegris Winton Futures Fund, L.P.
filed 2017-08-14
CIK 1198415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

TABLE OF CONTENTS [ALTEGRIS TO UPDATE]

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

JUNE 30, 2017

ALTEGRIS WINTON FUTURES FUND, L.P.

TABLE OF CONTENTS

PAGES
Financial Statements
Statements of Financial Condition	1
Condensed Schedules of Investments	2 - 7
Statements of Income (Loss)	8
Statements of Changes in Partners' Capital (Net Asset Value)	9
Notes to Financial Statements	10 – 30

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2017 (Unaudited) and DECEMBER 31, 2016 (Audited)

	2017	2016
ASSETS
Equity in commodity broker account
Restricted cash	$17,979,765	$23,843,994
Restricted foreign currency (cost - $908,764 and $3,533,623)	921,503	3,445,473
Foreign currency (cost - $4,630,145 and $825,062)	4,695,046	804,481
Net unrealized gain on open futures contracts	-	3,073,294
Net unrealized gain on open forward contracts	-	349,091
	23,596,314	31,516,333
Cash	3,750,926	6,210,512
Investment securities at value (cost - $198,256,226 and $230,834,517)	198,258,443	230,831,657
Interest receivable	9,973	6,163
Total assets	$225,615,656	$268,564,665

LIABILITIES
Equity in commodity broker account
Net unrealized loss on open futures contracts	$3,276,166	$-
Net unrealized loss on open forward contracts	68,511	-
	3,344,677	-
Redemptions payable	14,659,929	9,874,875
Security purchased payable	5,769,625	-
Brokerage commissions payable	243,389	303,597
Service fees payable	255,872	251,426
Subscriptions received in advance	222,912	348,744
Management fee payable	190,803	234,362
Advisory fee payable	173,246	207,739
Administrative fee payable	38,344	48,252
Incentive fee payable	-	1,756
Other liabilities	433,606	610,655
Total liabilities	25,332,403	11,881,406
PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,590	3,699
Limited Partners	200,279,663	256,679,560
Total partners' capital (Net Asset Value)	200,283,253	256,683,259
Total liabilities and partners' capital	$225,615,656	$268,564,665

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2017 (Unaudited)

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$6,700,000	7/3/2017	Federal Farm Credit Bank Disc Note, 0.00%*	$6,699,721	3.35%
40,126,000	7/3/2017	Federal Home Loan Bank Disc Note, 0.00%*	40,126,000	20.04%
7,970,000	7/5/2017	Federal Home Loan Bank Disc Note, 0.40%*	7,969,554	3.98%
24,000,000	7/7/2017	Federal Home Loan Bank Disc Note, 0.57%*	23,997,336	11.98%
20,000,000	7/26/2017	Federal Home Loan Bank Disc Note, 0.89%*	19,987,220	9.98%
5,000,000	8/9/2017	Federal Home Loan Bank Disc Note, 0.95%*	4,994,760	2.49%
15,000,000	8/16/2017	Federal Home Loan Bank Disc Note, 0.96%*	14,981,295	7.48%
12,500,000	8/21/2017	Federal Home Loan Bank Disc Note, 0.96%*	12,482,650	6.23%
1,550,000	8/23/2017	Federal Home Loan Bank Disc Note, 0.96%*	1,547,760	0.77%
10,000,000	9/27/2017	Federal Home Loan Bank Disc Note, 1.00%*	9,975,390	4.98%
3,421,000	7/3/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	3,420,819	1.71%
Total U.S. Government Agency Bonds and Notes (cost - $146,178,378)			146,182,505	72.99%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2017 (Unaudited)

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$5,770,000	7/10/2017	American Honda Finance Corporation, 1.10%*	$5,768,231	2.88%
5,773,000	7/19/2017	Apple Inc., 1.08%*	5,769,700	2.88%
5,770,000	7/5/2017	Automatic Data Processing, Inc., 1.07%*	5,769,144	2.88%
5,977,000	7/7/2017	Banco del Estado de Chile, 1.05%	5,976,819	2.98%
7,600,000	7/21/2017	Colgate-Palmolive Company, 1.09%*	7,595,567	3.79%
1,920,000	7/19/2017	DCAT, LLC, 1.32%*	1,918,657	0.96%
5,770,000	7/14/2017	Sumitomo Mitsui Banking Corporation, 1.17%	5,769,956	2.88%
3,984,000	7/7/2017	Sumitomo Mitsui Trust Bank Ltd., 1.05%	3,983,899	1.99%
5,682,000	7/3/2017	Victory Receivables Corporation, 1.04%*	5,681,672	2.84%
3,845,000	7/18/2017	Victory Receivables Corporation, 1.40%*	3,842,293	1.92%
Total Corporate Notes (cost - $52,077,848)			52,075,938	26.00%
Total investment securities (cost - $198,256,226)			$198,258,443	98.99%

*	The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS (continued)
JUNE 30, 2017 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 17 - Mar 18	133	$178,165	0.09%
Currencies	Sep-17	298	3,078	0.00%
Energy	Sep-17	2	245	0.00%
Interest Rates	Sep 17 - Jun 20	1,719	(1,096,937)	(0.55)%
Metals	Jul 17 - Sep 17	224	204,866	0.10%
Stock Indices	Jul 17 - Sep 17	1,515	(1,121,318)	(0.56)%
Treasury Rates	Sep-17	207	(308,797)	(0.15)%
Total long futures contracts		4,098	(2,140,698)	(1.07)%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 17 - Feb 18	933	(194,363)	(0.10)%
Currencies	Sep-17	547	22,465	0.01%
Energy	Jul 17 - Sep 17	294	(596,184)	(0.30)%
Interest Rates	Sep 17 - Dec 17	172	23,281	0.01%
Metals	Jul 17 - Oct 17	355	(507,878)	(0.25)%
Stock Indices	Sep-17	320	113,992	0.06%
Treasury Rates	Sep-17	33	3,219	0.00%
Total short futures contracts		2,654	(1,135,468)	(0.57)%
Total futures contracts		6,752	$(3,276,166)	(1.64)%

LONG FORWARD CONTRACTS:
Currencies	Jul 17 - Sep 17		$542,872	0.27%
SHORT FORWARD CONTRACTS:
Currencies	Jul 17 - Sep 17		(611,383)	(0.30)%
Total forward currency contracts			$(68,511)	(0.03)%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(1,963,689)	$(7,797,236)	$4,965,779	$25,965
Net change in unrealized	(3,261,485)	14,046,729	(6,767,062)	14,543,655
Brokerage commissions	(849,161)	(1,164,835)	(1,791,702)	(2,407,118)
Net gain (loss) from trading derivatives contracts	(6,074,335)	5,084,658	(3,592,985)	12,162,502
Gain (loss) on trading of securities
Net realized	116,344	82,083	257,679	143,980
Net change in unrealized	2,456	8,474	5,077	49,009
Net gain (loss) from trading securities	118,800	90,557	262,756	192,989
Gain (loss) on trading of foreign currency
Net realized	107,415	(39,402)	100,324	23,075
Net change in unrealized	17,905	(30,504)	186,371	30,259
Net gain (loss) from trading foreign currency	125,320	(69,906)	286,695	53,334
Total trading gains (losses)	(5,830,215)	5,105,309	(3,043,534)	12,408,825
NET INVESTMENT INCOME (LOSS)
Income
Interest income	303,908	212,686	492,219	410,192
Expenses
Management fee	595,606	833,010	1,261,281	1,722,771
Service fees	576,501	832,350	1,234,395	1,705,726
Advisory fee	538,514	729,948	1,134,622	1,508,139
Professional fees	248,624	283,606	516,658	597,746
Administrative fee	120,421	172,213	256,025	356,542
Interest expense	6,533	30,952	6,533	63,638
Incentive fee	-	114,207	3,529	173,242
Other expenses	77,370	50,594	146,010	134,362
Total expenses	2,163,569	3,046,880	4,559,053	6,262,166
Net investment income (loss)	(1,859,661)	(2,834,194)	(4,066,834)	(5,851,974)
NET INCOME (LOSS)	$(7,689,876)	$2,271,115	$(7,110,368)	$6,556,851

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited)

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2015	$325,307,634	$19,520,525	3,866,836	16,606,040	150,288,448	69,938,089	65,083,875	3,821
Capital additions	9,479,424	-	-	-	6,452,079	1,231,088	1,796,257	-
Capital withdrawals	(28,513,091)	(1,553,940)	(1,014,293)	(64,299)	(9,684,875)	(12,967,214)	(3,228,470)	-
From operations:
Net investment income (loss)	(5,851,974)	(288,747)	(31,950)	(173,825)	(3,739,006)	(952,165)	(666,224)	(57)
Net realized gain (loss) from investments (net of brokerage commissions)	(2,214,098)	(131,037)	(10,853)	(130,049)	(1,109,896)	(357,156)	(475,077)	(30)
Net change in unrealized gain (loss) from investments	14,622,923	849,140	156,994	775,533	6,976,079	2,896,310	2,968,690	177
Net income (loss) for the six months ended June 30, 2016	6,556,851	429,356	114,191	471,659	2,127,177	1,586,989	1,827,389	90
Balances at June 30, 2016	$312,830,818	$18,395,941	$2,966,734	$17,013,400	$149,182,829	$59,788,952	$65,479,051	$3,911
Balances at December 31, 2016	$256,683,259	$13,257,409	2,258,015	15,766,935	122,209,260	47,147,538	56,040,403	3,699
Capital additions	4,678,729	-	-	2,600,000	972,145	225,302	881,282	-
Capital withdrawals	(53,968,367)	(3,045,559)	(740,582)	-	(23,376,982)	(10,204,846)	(16,600,398)	-
From operations:
Net investment income (loss)	(4,066,834)	(172,380)	(17,758)	(147,195)	(2,635,446)	(591,311)	(502,691)	(53)
Net realized gain (loss) from investments (net of brokerage commissions)	3,532,080	187,799	28,232	277,452	1,637,633	645,229	755,682	53
Net change in unrealized gain (loss) from investments	(6,575,614)	(332,452)	(51,520)	(523,062)	(3,044,935)	(1,189,374)	(1,434,162)	(109)
Net income (loss) for the six months ended June 30, 2017	(7,110,368)	(317,033)	(41,046)	(392,805)	(4,042,748)	(1,135,456)	(1,181,171)	(109)
Balances at June 30, 2017	$200,283,253	$9,894,817	$1,476,387	$17,974,130	$95,761,675	$36,032,538	$39,140,116	$3,590

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the "Partnership") was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership ("Agreement"), as amended and restated from time to time. The Partnership's general partner is Altegris Advisors, L.L.C. (the "General Partner"). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership's business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the "CFTC"), an agency of the United States ("U.S.") government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B. Method of Reporting

The Partnership's financial statements are presented in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2017 and December 31, 2016, and reported amounts of income and expenses for the three and six months ended June 30, 2017 and 2016, respectively. Management believes that the estimates utilized in preparing the Partnership's financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2017 and December 31, 2016, none of the Partnership's holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2017 or December 31, 2017, none of the Partnership's holdings in corporate notes were fair valued using valuation models.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership's valuation methodology during the six month period ended June 30, 2017 and the year ended December 31, 2016.

The following table presents information about the Partnership's assets and liabilities measured at fair value as June 30, 2017 and December 31, 2016:

				Balance as of
June 30, 2017	Level 1	Level 2	Level 3	June 30, 2017
Assets:
Futures contracts (1)	$1,481,705	$-	$-	$1,481,705
Forward currency contracts (1)	-	721,604	-	721,604
U.S. Government agency bonds and notes	-	146,182,505	-	146,182,505
Corporate notes	-	52,075,938	-	52,075,938
	$1,481,705	$198,980,047	$-	$200,461,752

Liabilities:
Futures contracts (1)	$(4,757,871)	$-	$-	$(4,757,871)
Forward currency contracts (1)	-	(790,115)	-	(790,115)
	$(4,757,871)	$(790,115)	$-	$(5,547,986)

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
Futures contracts (1)	$5,931,938	$-	$-	$5,931,938
Forward currency contracts (1)	-	1,408,337	-	1,408,337
U.S. Government agency bonds and notes	-	127,323,710	-	127,323,710
Corporate notes	-	103,507,947	-	103,507,947
	$5,931,938	$232,239,994	$-	$238,171,932

Liabilities:
Futures contracts (1)	$(2,858,644)	$-	$-	$(2,858,644)
Forward currency contracts (1)	-	(1,059,246)	-	(1,059,246)
	$(2,858,644)	$(1,059,246)	$-	$(3,917,890)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership's policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership's fiscal year-end.

For the six month period ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2017 and the year ended December 31, 2016, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the "Custodian") is the Partnership's custodian. SG Americas Securities, LLC (the "Clearing Broker") is the Partnership's commodity broker. A portion of the Partnership's assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership's brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership's cash in U.S. dollar to foreign currency to facilitate the Partnership's commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership's Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2017 and December 31, 2016, the Partnership's restricted cash balance on the Statements of Financial Condition of $17,979,765 and $23,843,994, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker's margin requirements in US Dollars. As of June 30, 2017 and December 31, 2016, the Partnership's restricted foreign currency balance on the Statements of Financial Condition of $921,503 and $3,445,473, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker's margin requirements in foreign currency. The Partnership's assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership's cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. ("JPMIM").

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

As of June 30, 2017 and December 31, 2016 the Partnership did not hold any option contracts.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

G. Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

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

Both restricted cash and restricted foreign currency are held as margin collateral deposits for futures transactions.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners' capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2017 or December 31, 2016. However, the Partnership's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PARTNERS' CAPITAL (CONTINUED)

A. Capital Accounts and Allocation of Income and Losses (continued)

No Limited Partner of the Partnership shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner's capital contributions, except as may be required by law.

B. Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days' prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2017 and 2016.

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

Total management fees earned by the General Partner, for the three and six months ended June 30, 2017 and 2016 are shown on the Statements of Income (Loss) as Management Fee.

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2017, administrative fees for Class A Interests were $86,876 and $184,545, respectively and administrative fees for Class B Interests were $33,545 and $71,480, respectively. For the three and six months ended June 30, 2016, administrative fees for Class A Interests were $121,715 and $249,146, respectively and administrative fees for Class B Interests were $50,498 and $107,396, respectively. General Partner's Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C. Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C.

Altegris Investments, L.L.C. ("Altegris Investments"), an affiliate of the General Partner, is registered as a broker-dealer with the SEC and a Delaware limited liability company. Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership's introducing broker.

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

At June 30, 2017 and December 31, 2016 the Partnership had charges for brokerage-related services payable to its introducing broker of $202,877 and $250,185, respectively, and service fees payable to Altegris Investments of $28,747 and $34,849, respectively.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2017 and 2016, respectively:

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2016
Altegris Clearing Solutions - Brokerage Commission fees	$699,401	$1,471,188	$981,815	$2,022,291
Altegris Investments- Service fees	88,980	189,001	121,151	249,787
Total	$788,381	$1,660,189	$1,102,966	$2,272,078

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. ("Advisor"). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner's interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2017 and 2016 are shown on the Statements of Income (Loss).

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder's month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2017, management fees for Class A Interests were $263,210 and $559,262, respectively, management fees for Class B Interests were $101,632 and $216,619, respectively, management fees for Original Class B Interests were $4,178 and $9,333, respectively, management fees for Special Interests were $46,014 and $89,747, respectively and management fees for Institutional Interests were $123,480 and $259,661, respectively. For the three and six months ended June 30, 2016, management fees for Class A Interests were $368,831 and $754,984, respectively, management fees for Class B Interests were $153,026 and $325,443, respectively, management fees for Original Class B Interests were $7,201 and $15,874, respectively, management fees for Special Interests were $41,344 and $84,023, respectively and management fees for Institutional Interests were $159,546 and $327,815, respectively. General Partner's Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2017, service fees for General Partner's Interest, were $18 and $37, respectively, service fees for Class A Interests were $517,108 and $1,105,769, respectively, service fees for Original Class A Interests were $54,262 and $118,489, respectively and service fees for Institutional Interests were $5,113 and $10,100, respectively. For the three and six months ended June 30, 2016, service fees for General Partner's Interest, were $19 and $39, respectively, service fees for Class A Interests were $735,013 and $1,505,585, respectively, service fees for Original Class A Interests were $92,960 and $192,852, respectively and service fees for Institutional Interests were $4,358 and $7,250, respectively.  Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2017 and December 31, 2016. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

June 30, 2017

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$273,804	$(290,002)	$(16,198)
Currencies	522,446	(496,903)	25,543
Energy	245	(596,184)	(595,939)
Interest Rates	27,695	(1,101,351)	(1,073,656)
Metals	395,488	(698,500)	(303,012)
Stock Indices	258,808	(1,266,134)	(1,007,326)
Treasury Rates	3,219	(308,797)	(305,578)
	$1,481,705	$(4,757,871)	$(3,276,166)
Forward Currency Contracts	$721,604	$(790,115)	$(68,511)
Total Gross Fair Value of Derivatives Contracts	$2,203,309	$(5,547,986)	$(3,344,677)

December 31, 2016

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$1,111,896	$(431,415)	$680,481
Currencies	1,248,554	(5,361)	1,243,193
Energy	172,229	(129,016)	43,213
Interest Rates	708,726	(98,182)	610,544
Metals	787,551	(1,233,199)	(445,648)
Stock Indices	1,884,443	(883,651)	1,000,792
Treasury Rates	18,539	(77,820)	(59,281)
	$5,931,938	$(2,858,644)	$3,073,294
Forward Currency Contracts	$1,408,337	$(1,059,246)	$349,091
Total Gross Fair Value of Derivatives Contracts	$7,340,275	$(3,917,890)	$3,422,385

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership's derivative trading and information related to the volume of the Partnership's derivative activity for the three and six months ended June 30, 2017 and 2016.

The below captions of "Realized" and "Change in Unrealized" correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended June 30, 2017

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$1,688,262	$(528,868)
Currencies	(5,466,161)	1,045,138
Energy	(1,680,617)	(428,156)
Interest Rates	(1,612,134)	(553,967)
Metals	(904,696)	(256,501)
Stock Indices	5,744,212	(1,493,387)
Treasury Rates	(852,586)	(120,267)
	$(3,083,720)	$(2,336,008)	18,147	(1)
Forward Currency Contracts	$1,120,031	$(925,477)		(2)
Total gain (loss) from derivatives contracts	$(1,963,689)	$(3,261,485)

Six Months ended June 30, 2017

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$1,521,234	$(696,679)
Currencies	(7,015,620)	(1,217,650)
Energy	(3,187,585)	(639,152)
Interest Rates	(1,549,288)	(1,684,200)
Metals	(2,778,473)	142,636
Stock Indices	16,176,409	(2,008,118)
Treasury Rates	(1,215,273)	(246,297)
	$1,951,404	$(6,349,460)	35,737	(1)
Forward Currency Contracts	$3,014,375	$(417,602)		(2)
Total gain (loss) from derivatives contracts	$4,965,779	$(6,767,062)

(1)	These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the period.
(2)
The numbers of long contracts closed using average cost for the three and six months ended June 30, 2017 were 427,605, and 474,708, respectively. The numbers of short contracts closed using average cost for average cost for the three and six months ended June 30, 2017 were (350,515), and (369,167), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended June 30, 2016

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$(1,846,389)	$1,130,297
Currencies	(2,425,574)	5,865,062
Energy	(2,864,330)	(237,876)
Interest Rates	3,263,467	2,094,436
Metals	(896,193)	1,291,627
Stock Indices	(3,654,383)	427,776
Treasury Rates	(622,454)	3,715,835
	$(9,045,856)	$14,287,157	19,653	(1)
Forward Currency Contracts	$1,248,620	$(240,428)		(2)
Total gain (loss) from derivatives contracts	$(7,797,236)	$14,046,729

Six Months ended June 30, 2016

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$(1,042,223)	$547,039
Currencies	(2,172,013)	2,117,618
Energy	(2,685)	(670,960)
Interest Rates	11,667,391	7,278,819
Metals	(5,053,005)	(649,596)
Stock Indices	(5,951,176)	201,583
Treasury Rates	2,291,843	3,393,742
	$(261,868)	$12,218,245	40,864	(1)
Forward Currency Contracts	$287,833	$2,325,410		(2)
Total gain (loss) from derivatives contracts	$25,965	$14,543,655

(1)	These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the period.
(2)
The numbers of long contracts closed using average cost for the three and six months ended June 30, 2016 were 431,952, and 498,125, respectively. The numbers of short contracts closed using average cost for average cost for the three and six months ended June 30, 2016 were (407,193), and (405,915), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of June 30, 2017				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	721,604	(721,604)	-	-	-	-
Futures contracts	1,481,705	(1,481,705)	-	-	-	-
Total	2,203,309	(2,203,309)	-	-	-	-

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2017				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(790,115)	721,604	(68,511)	-	68,511	-
Futures contracts	(4,757,871)	1,481,705	(3,276,166)	-	3,276,166	-
Total	(5,547,986)	2,203,309	(3,344,677)	-	3,344,677	-

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	1,408,337	(1,059,246)	349,091	-	-	349,091
Futures contracts	5,931,938	(2,858,644)	3,073,294	-	-	3,073,294
Total	7,340,275	(3,917,890)	3,422,385	-	-	3,422,385

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement ofFinancial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(1,059,246)	1,059,246	-	-	-	-
Futures contracts	(2,858,644)	2,858,644	-	-	-	-
Total	(3,917,890)	3,917,890	-	-	-	-

(1)
The Partnership posted additional collateral of $15,556,591 for 2017 and $27,289,467 for 2016, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the financial statements.

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended June 30, 2017

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(3.28)%	(3.04)%	(2.98)%	(3.73)%	(3.25)%	(3.05)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%
Total return after incentive fees	(3.28)%	(3.04)%	(2.98)%	(3.73)%	(3.25)%	(3.05)%
Ratio to average net asset value
Expenses prior to incentive fees (2)	3.22%	2.26%	2.10%	5.07%	3.11%	2.36%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses	3.22%	2.26%	2.10%	5.07%	3.11%	2.36%
Net investment (loss) (1) (2)	(2.69)%	(1.74)%	(1.56)%	(4.54)%	(2.58)%	(1.83)%

Six months ended June 30, 2017

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(2.92)%	(2.45)%	(2.32)%	(3.81)%	(2.85)%	(2.46)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%
Total return after incentive fees	(2.92)%	(2.45)%	(2.32)%	(3.81)%	(2.85)%	(2.46)%
Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.25%	2.11%	5.08%	3.11%	2.33%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses	3.25%	2.25%	2.11%	5.08%	3.11%	2.33%
Net investment (loss) (1) (2)	(2.85)%	(1.85)%	(1.67)%	(4.68)%	(2.71)%	(1.92)%

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

ALTEGRIS WINTON FUTURES FUND, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to June 30, 2017 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2017 through August 11, 2017, the Partnership had subscriptions of $220,462. Management has determined there are no additional matters requiring disclosure.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2017 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2017

During the second quarter of 2017, the Partnership incurred net realized and unrealized losses of $5,830,215 from its trading activities, net of brokerage commissions of $849,161. The Partnership accrued total expenses of $2,163,569, including $595,606 in management fees paid to the General Partner, $0 in incentive fees, and $825,125 in service and professional fees. The Partnership earned $303,908 in interest income during the second quarter of 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2017 is set forth below.

Second Quarter 2017. In April 2017, The Partnership sustained negative performance which was driven by losses in currencies and fixed income. A short position in the euro was the largest individual detractor from returns, with the euro-US dollar exchange rate reaching its highest level since the beginning of November 2016. The appreciating British pound also cost some performance. In fixed income, losses were led by short positions in Eurodollar futures and longer-dated US government bonds against a backdrop of easing US inflation expectations. The Partnership was net long in the fixed income sectors, having been short since November. Other detractors from returns included positions in the energies and metals sectors, most notably gasoline, aluminium and gold. In terms of positive contributors to performance, positioning in stock indices and soft commodities were profitable. Equity markets maintaining their upward trend benefited the Partnership’s long exposure to stock indices, particularly the S&P 500, NASDAQ and Euro Stoxx 50. Meanwhile in soft commodities, profits were driven by short positions in falling crops markets and long positions in rising livestock markets. In May 2017, The Partnership’s positive return was driven by long positions in stock indices, most notably the S&P 500 and the NASDAQ. Outside of indices, crops were the only sector to make a noteworthy contribution to returns, with profits coming from short positions in soybeans and sugar. Currencies, energies and precious metals reduced the Partnership’s gains during the month. Losses in currencies were driven by short positions in the euro and the Japanese yen. The Partnership reduced the euro position during the month but increased short exposure to the yen. In energies, the Partnership’s mostly long positions detracted from performance, particularly in natural gas and heating oil, whereas rising gold and silver prices weighed on the Partnership’s short positions in precious metals. The volatile last week of June 2017 reversed all of the Partnership’s profits and resulted in negative performance for June 2017, with all sectors down, except for precious metals. The rise in global bond yields weighed on long positions in European and longer-dated US government bonds. The continued rally in the euro means that the Partnership’s longstanding short position in the shared currency is now much reduced, having decreased steadily since mid-April. The energies sector also detracted from returns, mostly due to the Partnership’s initial net long positions being whipsawed, by the intra-month selloff and subsequent rebound in energy prices. Losses in crops were driven by grain positions – most notably in wheat – while the Partnership gave back yearly profits from its long exposure in stock indices, with the exception of positive contributions from Asian positions.

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

Six Months Ended June 30, 2017

During the six months ended June 30, 2017, the Partnership incurred net realized and unrealized losses of $3,043,534 from its trading activities, net of brokerage commissions of $1,791,702. The Partnership accrued total expenses of $4,559,053, including $1,261,281 in management fees paid to the General Partner, $3,529 in incentive fees, and $1,751,053 in service and professional fees. The Partnership earned $492,219 in interest income during the six months ended June 30, 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2017 is set forth below.

Second Quarter 2017. In April 2017, The Partnership sustained negative performance which was driven by losses in currencies and fixed income. A short position in the euro was the largest individual detractor from returns, with the euro-US dollar exchange rate reaching its highest level since the beginning of November 2016. The appreciating British pound also cost some performance. In fixed income, losses were led by short positions in Eurodollar futures and longer-dated US government bonds against a backdrop of easing US inflation expectations. The Partnership was net long in the fixed income sectors, having been short since November. Other detractors from returns included positions in the energies and metals sectors, most notably gasoline, aluminium and gold. In terms of positive contributors to performance, positioning in stock indices and soft commodities were profitable. Equity markets maintaining their upward trend benefited the Partnership’s long exposure to stock indices, particularly the S&P 500, NASDAQ and Euro Stoxx 50. Meanwhile in soft commodities, profits were driven by short positions in falling crops markets and long positions in rising livestock markets. In May 2017, The Partnership’s positive return was driven by long positions in stock indices, most notably the S&P 500 and the NASDAQ. Outside of indices, crops were the only sector to make a noteworthy contribution to returns, with profits coming from short positions in soybeans and sugar. Currencies, energies and precious metals reduced the Partnership’s gains during the month. Losses in currencies were driven by short positions in the euro and the Japanese yen. The Partnership reduced the euro position during the month but increased short exposure to the yen. In energies, the Partnership’s mostly long positions detracted from performance, particularly in natural gas and heating oil, whereas rising gold and silver prices weighed on the Partnership’s short positions in precious metals. The volatile last week of June 2017 reversed all of the Partnership’s profits and resulted in negative performance for June 2017, with all sectors down, except for precious metals. The rise in global bond yields weighed on long positions in European and longer-dated US government bonds. The continued rally in the euro means that the Partnership’s longstanding short position in the shared currency is now much reduced, having decreased steadily since mid-April. The energies sector also detracted from returns, mostly due to the Partnership’s initial net long positions being whipsawed, by the intra-month selloff and subsequent rebound in energy prices. Losses in crops were driven by grain positions – most notably in wheat – while the Partnership gave back yearly profits from its long exposure in stock indices, with the exception of positive contributions from Asian positions.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2017.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2017:

Month	Amount Redeemed
April 30, 2017	$5,514,419
May 31, 2017	$7,966,957
June 30, 2017	$13,446,758

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

Dated: August 14, 2017

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive and Principal Financial Officer