Form 10-Q
period 2017-09-30
Altegris Winton Futures Fund, L.P.
filed 2017-11-14
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2017 (Unaudited) and DECEMBER 31, 2016 (Audited)

_______________

	2017	2016
ASSETS
Equity in commodity broker account
Cash	$665,700	$–
Restricted cash	14,123,989	23,843,994
Restricted foreign currency (cost - $3,576,941 and $3,533,623)	3,623,295	3,445,473
Foreign currency (cost - $1,764,264 and $825,062)	1,787,128	804,481
Net unrealized gain on open futures contracts	–	3,073,294
Net unrealized gain on open forward contracts	–	349,091

	20,200,112	31,516,333

Cash	4,244,686	6,210,512
Investment securities at value (cost - $170,905,792 and $230,834,517)	170,905,569	230,831,657
Subscriptions receivable	55,494	–
Interest receivable	8,706	6,163

Total assets	$195,414,567	$268,564,665

LIABILITIES
Equity in commodity broker account
Net unrealized loss on open futures contracts	$308,601	$–
Net unrealized loss on open forward contracts	760,364	–

	1,068,965	–

Redemptions payable	5,428,823	9,874,875
Security purchased payable	4,949,687	–
Subscriptions received in advance	326,122	348,744
Brokerage commissions payable	223,649	303,597
Service fees payable	197,214	251,426
Management fee payable	167,861	234,362
Advisory fee payable	151,085	207,739
Administrative fee payable	34,267	48,252
Incentive fee payable	151	1,756
Other liabilities	489,770	610,655

Total liabilities	13,037,594	11,881,406

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,583	3,699
Limited Partners	182,373,390	256,679,560

Total partners' capital (Net Asset Value)	182,376,973	256,683,259

Total liabilities and partners' capital	$195,414,567	$268,564,665

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017 (Unaudited)

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$19,087,000	10/2/2017	Federal Farm Credit Bank Disc Note, 1.05%*	$19,086,629	10.47%
27,056,000	10/2/2017	Federal Home Loan Bank Disc Note, 0.00%*	27,056,000	14.84%
15,000,000	10/4/2017	Federal Home Loan Bank Disc Note, 0.54%*	14,999,175	8.22%
6,900,000	10/25/2017	Federal Home Loan Bank Disc Note, 0.91%*	6,895,632	3.78%
6,700,000	10/27/2017	Federal Home Loan Bank Disc Note, 0.92%*	6,695,390	3.67%
12,500,000	11/15/2017	Federal Home Loan Bank Disc Note, 0.96%*	12,484,725	6.85%
15,000,000	1/8/2018	Federal Home Loan Bank Disc Note, 1.06%*	14,955,900	8.20%
9,963,000	10/2/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	9,963,000	5.46%

Total U.S. Government Agency Bonds and Notes (cost - $112,134,656)			$112,136,451	61.49%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

SEPTEMBER 30, 2017 (Unaudited)

_______________

INVESTMENT SECURITIES (continued)

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments (continued)

Corporate Notes
$4,950,000	10/4/2017	Automatic Data Processing Inc., 1.12%*	$4,949,231	2.71%
5,000,000	10/6/2017	Banco del Estado de Chile, 1.23%	5,000,042	2.74%
5,000,000	10/6/2017	Bank of Montreal, 1.24%*	4,998,793	2.74%
4,800,000	10/2/2017	Bridgestone Americas, Inc., 1.18%*	4,799,855	2.63%
3,300,000	10/6/2017	Bridgestone Americas, Inc., 1.18%*	3,299,487	1.81%
5,070,000	10/6/2017	CIBC World Markets Corp., 1.18%*	5,068,837	2.78%
1,200,000	10/2/2017	DCAT, LLC, 1.29%*	1,199,871	0.66%
3,300,000	10/10/2017	Honeywell International Inc., 1.125%*	3,298,865	1.81%
4,960,000	10/18/2017	MetLife Short Term Funding LLC, 1.12%*	4,957,065	2.72%
4,900,000	10/13/2017	Sumitomo Mitsui Banking Corporation, 1.20%	4,900,020	2.69%
3,300,000	10/11/2017	Sumitomo Mitsui Trust Bank Ltd., 1.18%	3,299,993	1.81%
8,100,000	10/2/2017	Victory Receivables Corporation, 1.07%*	8,099,759	4.44%
4,900,000	10/17/2017	Wal-Mart Stores Inc., 1.10%*	4,897,300	2.68%

Total Corporate Notes (cost - $58,771,136)			58,769,118	32.22%

Total investment securities (cost - $170,905,792)			$170,905,569	93.71%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

SEPTEMBER 30, 2017 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Oct 17 - Mar 18	194	$(124,802)	(0.07)%
Currencies	Dec-17	697	(831,718)	(0.46)%
Energy	Oct 17 - Dec 17	166	170,208	0.09%
Interest Rates	Dec 17 - Sep 20	2,968	(1,116,620)	(0.61)%
Metals	Nov 17 - Dec 17	227	(445,060)	(0.24)%
Stock Indices	Oct 17 - Dec 17	1,803	2,539,876	1.39%
Treasury Rates	Dec-17	295	(661,813)	(0.36)%

Total long futures contracts		6,350	(469,929)	(0.26)%

SHORT FUTURES CONTRACTS:
Agriculture	Nov 17 - Apr 18	813	426,350	0.23%
Currencies	Dec-17	484	951,757	0.52%
Energy	Oct 17 - Nov 17	158	(70,890)	(0.04)%
Interest Rates	Dec 17 - Mar 18	3	505	0.00%
Metals	Nov 17 - Jan 18	65	31,296	0.02%
Stock Indices	Dec-17	330	(1,264,198)	(0.70)%
Treasury Rates	Dec-17	176	86,508	0.05%

Total short futures contracts		2,029	161,328	0.08%

Total futures contracts		8,379	$(308,601)	(0.18)%

LONG FORWARD CONTRACTS:
Currencies	Oct 17 - Dec 17		$(1,022,048)	(0.56)%

SHORT FORWARD CONTRACTS:
Currencies	Oct 17 - Dec 17		261,684	0.14%

Total forward currency contracts			$(760,364)	(0.42)%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016 (Audited)

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$12,406,000	1/3/2017	Federal Farm Credit Bank Disc Note, 0.47%*	$12,405,759	4.83%
20,347,000	1/3/2017	Federal Home Loan Bank Disc Note, 0.40%*	20,346,661	7.93%
15,000,000	1/25/2017	Federal Home Loan Bank Disc Note, 0.33%*	14,996,520	5.84%
1,150,000	2/1/2017	Federal Home Loan Bank Disc Note, 0.45%*	1,149,536	0.45%
15,000,000	2/14/2017	Federal Home Loan Bank Disc Note, 0.47%*	14,991,255	5.84%
7,500,000	2/15/2017	Federal Home Loan Bank Disc Note, 0.47%*	7,495,523	2.92%
15,000,000	3/10/2017	Federal Home Loan Bank Disc Note, 0.50%*	14,985,705	5.84%
12,000,000	3/24/2017	Federal Home Loan Bank Disc Note, 0.50%*	11,986,128	4.67%
15,000,000	5/3/2017	Federal Home Loan Bank Disc Note, 0.54%*	14,972,505	5.83%
2,000,000	1/3/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.00%*	1,999,950	0.78%
12,000,000	2/7/2017	Federal Home Loan Mortgage Corporation Disc Note, 0.46%*	11,994,168	4.67%

Total U.S. Government Agency Bonds and Notes (cost - $127,326,570)			$127,323,710	49.60%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2016 (Audited)

_______________

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

_______________

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(834,219)	$11,186,360	$4,131,560	$11,212,325
Net change in unrealized	2,275,712	(14,652,671)	(4,491,350)	(109,016)
Brokerage commissions	(730,617)	(1,153,562)	(2,522,319)	(3,560,680)

Net gain (loss) from trading derivatives contracts	710,876	(4,619,873)	(2,882,109)	7,542,629

Gain (loss) on trading of securities
Net realized	–	100,460	257,679	244,440
Net change in unrealized	(2,440)	(7,090)	2,637	41,919

Net gain (loss) from trading securities	(2,440)	93,370	260,316	286,359

Gain (loss) on trading of foreign currency
Net realized	112,670	(1,591)	212,994	21,484
Net change in unrealized	(8,422)	21,611	177,949	51,870

Net gain (loss) from trading foreign currency	104,248	20,020	390,943	73,354

Total trading gains (losses)	812,684	(4,506,483)	(2,230,850)	7,902,342

NET INVESTMENT INCOME (LOSS)
Income
Interest income	495,225	179,409	1,044,746	589,601

Expenses
Service fees	515,040	822,880	1,749,435	2,528,606
Management fee	514,059	822,747	1,775,340	2,545,518
Advisory fee	462,337	725,025	1,596,959	2,233,164
Professional fees	234,897	273,811	751,555	871,557
Administrative fee	105,618	169,281	361,643	525,823
Incentive fee	151	5,112	3,680	178,354
Interest expense	21,240	–	85,075	63,638
Other expenses	62,935	131,015	208,947	265,377

Total expenses	1,916,277	2,949,871	6,532,634	9,212,037

Net investment income (loss)	(1,421,052)	(2,770,462)	(5,487,888)	(8,622,436)

NET INCOME (LOSS)	$(608,368)	$(7,276,945)	$(7,718,738)	$(720,094)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2015	$325,307,634	$19,520,525	3,866,836	16,606,040	150,288,448	69,938,089	65,083,875	3,821

Transfers	–	–	–	–	177,456	(177,456)	–	–

Capital additions	12,855,017	–	5,250	–	9,205,601	1,506,088	2,138,078	–

Capital withdrawals	(50,795,098)	(4,081,981)	(1,085,934)	(501,242)	(18,672,377)	(19,405,260)	(7,048,304)	–

From operations:
Net investment income (loss)	(8,622,436)	(422,306)	(47,080)	(249,296)	(5,531,719)	(1,367,502)	(1,004,446)	(87)
Net realized gain (loss) from investments (net of brokerage commissions)	7,917,569	445,350	87,067	425,543	3,750,602	1,535,823	1,673,084	100
Net change in unrealized gain (loss) from investments	(15,227)	16,078	15,129	(30,316)	(38,899)	158,691	(135,900)	(10)
Net income (loss) for the nine months ended September 30, 2016	(720,094)	39,122	55,116	145,931	(1,820,016)	327,012	532,738	3

Balances at September 30, 2016	$286,647,459	$15,477,666	$2,841,268	$16,250,729	$139,179,112	$52,188,473	$60,706,387	$3,824

Balances at December 31, 2016	$256,683,259	$13,257,409	2,258,015	15,766,935	122,209,260	47,147,538	56,040,403	3,699

Capital additions	5,224,540	56,487	–	2,600,000	1,316,945	304,402	946,706	–

Capital withdrawals	(71,812,088)	(3,591,798)	(1,320,585)	–	(33,350,011)	(12,830,480)	(20,719,214)	–

From operations:
Net investment income (loss)	(5,487,888)	(231,216)	(22,008)	(198,666)	(3,610,627)	(786,669)	(638,632)	(70)
Net realized gain (loss) from investments (net of brokerage commissions)	2,079,914	118,876	15,713	153,208	938,130	385,600	468,361	26
Net change in unrealized gain (loss) from investments	(4,310,764)	(224,491)	(35,025)	(331,732)	(1,942,020)	(774,017)	(1,003,407)	(72)
Net income (loss) for the nine months ended September 30, 2017	(7,718,738)	(336,831)	(41,320)	(377,190)	(4,614,517)	(1,175,086)	(1,173,678)	(116)

Balances at September 30, 2017	$182,376,973	$9,385,267	$896,110	$17,989,745	$85,561,677	$33,446,374	$35,094,217	$3,583

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership (“Agreement”), as amended and restated from time to time. The Partnership's general partner is Altegris Advisors, L.L.C. (the “General Partner”). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2017 and December 31, 2016, and reported amounts of income and expenses for the three and nine months ended September 30, 2017 and 2016, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2017 and December 31, 2016, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2017 or December 31, 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2017 and the year ended December 31, 2016.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2017 and December 31, 2016:

				Balance as of
September 30, 2017	Level 1	Level 2	Level 3	September 30, 2017
Assets:
Futures contracts (1)	$4,745,464	$–	$–	$4,745,464
Forward currency contracts (1)	–	335,573	–	335,573
U.S. Government agency bonds and notes	–	112,136,451	–	112,136,451
Corporate notes	–	58,769,118	–	58,769,118

	$4,745,464	$171,241,142	$–	$175,986,606

Liabilities:
Futures contracts (1)	$(5,054,065)	$–	$–	$(5,054,065)
Forward currency contracts (1)	–	(1,095,937)	–	(1,095,937)

	$(5,054,065)	$(1,095,937)	$–	$(6,150,002)

				Balance as of
December 31, 2016	Level 1	Level 2	Level 3	December 31, 2016
Assets
Futures contracts (1)	$5,931,938	$–	$–	$5,931,938
Forward currency contracts (1)	–	1,408,337	–	1,408,337
U.S. Government agency bonds and notes	–	127,323,710	–	127,323,710
Corporate notes	–	103,507,947	–	103,507,947

	$5,931,938	$232,239,994	$–	$238,171,932

Liabilities:
Futures contracts (1)	$(2,858,644)	$–	$–	$(2,858,644)
Forward currency contracts (1)	–	(1,059,246)	–	(1,059,246)

	$(2,858,644)	$(1,059,246)	$–	$(3,917,890)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the nine month period ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2017 and the year ended December 31, 2016, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at fiscal year-end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2017 and December 31, 2016, the Partnership’s restricted cash balance on the Statements of Financial Condition of $14,123,989 and $23,843,994, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2017 and December 31, 2016, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $3,623,295 and $3,445,473, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of September 30, 2017 and December 31, 2016 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2017 and December 31, 2016 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2017 or December 31, 2016. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2013.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

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

NOTE 2 - PARTNERS’ CAPITAL(CONTINUED)

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2017 and 2016.

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

Total management fees earned by the General Partner, for the three and nine months ended September 30, 2017 and 2016 are shown on the Statements of Income (Loss) as Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2017, administrative fees for Class A Interests were $76,560 and $261,105, respectively and administrative fees for Class B Interests were $29,058 and $100,538, respectively. For the three and nine months ended September 30, 2016, administrative fees for Class A Interests were $121,687 and $370,833, respectively and administrative fees for Class B Interests were $47,594 and $154,990, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At September 30, 2017 and December 31, 2016, the Partnership had charges for brokerage-related services payable to its introducing broker of $173,375 and $250,185, respectively, and service fees payable to Altegris Investments of $26,418 and $34,849, respectively.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30, 2017	Nine months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2016
Altegris Clearing Solutions - Brokerage Commission fees	$579,343	$2,050,530	$974,153	$2,996,444
Altegris Investments-	–	–	–	–
Service fees	81,199	270,200	116,727	366,514
Total	$660,542	$2,320,730	$1,090,880	$3,362,958

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2017 and 2016 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2017, management fees for Class A Interests were $231,999 and $791,261, respectively, management fees for Class B Interests were $88,057 and $304,676, respectively, management fees for Original Class B Interests were $3,069 and $12,402, respectively, management fees for Special Interests were $45,192 and $134,939, respectively and management fees for Institutional Interests were $94,020 and $353,681, respectively. For the three and nine months ended September 30, 2016, management fees for Class A Interests were $368,749 and $1,123,733, respectively, management fees for Class B Interests were $144,223 and $469,666, respectively, management fees for Original Class B Interests were $7,399 and $23,273, respectively, management fees for Special Interests were $42,077 and $126,100, respectively and management fees for Institutional Interests were $162,577 and $490,392, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2017, service fees for General Partner’s Interest, were $18 and $55, respectively, service fees for Class A Interests were $460,383 and $1,566,152, respectively, service fees for Original Class A Interests were $49,202 and $167,691, respectively and service fees for Institutional Interests were $5,437 and $15,537, respectively. For the three and nine months ended September 30, 2016, service fees for General Partner’s Interest, were $19 and $58, respectively, service fees for Class A Interests were $730,358 and $2,235,943, respectively, service fees for Original Class A Interests were $87,290 and $280,142, respectively and service fees for Institutional Interests were $5,213 and $12,463, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts, and forward currency contracts for the purpose of achieving capital appreciation. None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”), nor are they used for other risk management purposes. The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters. Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivatives contracts at September 30, 2017 and December 31, 2016. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statement of Financial Condition.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

September 30, 2017

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$579,647	$(278,099)	$301,548
Currencies	959,082	(839,043)	120,039
Energy	258,507	(159,189)	99,318
Interest Rates	31,096	(1,147,211)	(1,116,115)
Metals	83,635	(497,399)	(413,764)
Stock Indices	2,746,990	(1,471,312)	1,275,678
Treasury Rates	86,508	(661,813)	(575,305)

	4,745,465	(5,054,066)	(308,601)

Forward Currency Contracts	335,573	(1,095,937)	(760,364)

Total Gross Fair Value of Derivatives Contracts	$5,081,038	$(6,150,003)	$(1,068,965)

December 31, 2016

Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Futures Contracts
Agriculture	$1,111,896	$(431,415)	$680,481
Currencies	1,248,554	(5,361)	1,243,193
Energy	172,229	(129,016)	43,213
Interest Rates	708,726	(98,182)	610,544
Metals	787,551	(1,233,199)	(445,648)
Stock Indices	1,884,443	(883,651)	1,000,792
Treasury Rates	18,539	(77,820)	(59,281)

	5,931,938	(2,858,644)	3,073,294

Forward Currency Contracts	1,408,337	(1,059,246)	349,091

Total Gross Fair Value of Derivatives Contracts	$7,340,275	$(3,917,890)	$3,422,385

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2017 and 2016.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended September 30, 2017

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(685,294)	$317,746
Currencies	(411,535)	94,496
Energy	(1,360,015)	695,257
Interest Rates	(514,345)	(42,459)
Metals	(990,808)	(110,752)
Stock Indices	2,049,460	2,283,004
Treasury Rates	40,656	(269,727)

	(1,871,881)	2,967,565	13,834	(1)

Forward Currency Contracts	1,037,662	(691,853)		(2)

Total gain (loss) from derivatives contracts	$(834,219)	$2,275,712

Nine Months ended September 30, 2017

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$835,940	$(378,933)
Currencies	(7,427,155)	(1,123,154)
Energy	(4,547,600)	56,105
Interest Rates	(2,063,633)	(1,726,659)
Metals	(3,769,281)	31,884
Stock Indices	18,225,869	274,886
Treasury Rates	(1,174,617)	(516,024)
	79,523	(3,381,895)	49,571	(1)

Forward Currency Contracts	4,052,037	(1,109,455)		(2)

Total gain (loss) from derivatives contracts	$4,131,560	$(4,491,350)

(1)   These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the period.

(2)   The numbers of long contracts closed using average cost for the three and nine months ended September 30, 2017 were 447,638, and 465,862, respectively. The numbers of short contracts closed using average cost for average cost for the three and nine months ended September 30, 2017 were (348,468), and (362,838), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended September 30, 2016

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(489,154)	$(618,642)
Currencies	2,145,472	(2,613,308)
Energy	(787,478)	(1,325,991)
Interest Rates	3,840,895	(4,554,392)
Metals	364,972	(1,607,040)
Stock Indices	1,335,935	981,174
Treasury Rates	2,471,453	(3,642,944)

	8,882,095	(13,381,143)	17,686	(1)

Forward Currency Contracts	2,304,265	(1,271,528)		(2)

Total gain (loss) from derivatives contracts	$11,186,360	$(14,652,671)

Nine Months ended September 30, 2016

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(1,531,377)	$(71,603)
Currencies	(26,541)	(495,690)
Energy	(790,163)	(1,996,951)
Interest Rates	15,508,286	2,724,427
Metals	(4,688,033)	(2,256,636)
Stock Indices	(4,615,241)	1,182,757
Treasury Rates	4,763,296	(249,202)

	8,620,227	(1,162,898)	58,550	(1)

Forward Currency Contracts	2,592,098	1,053,882		(2)

Total gain (loss) from derivatives contracts	$11,212,325	$(109,016)

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the period.

(2) The numbers of long contracts closed using average cost for the three and nine months ended September 30, 2016 were 424,299, and 472,102, respectively. The numbers of short contracts closed using average cost for average cost for the three and nine months ended September 30, 2016 were (307,914), and (370,704), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of September 30, 2017				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	$335,573	$(335,573)	$–	$–	$–	$–
Futures contracts	4,745,464	(4,745,464)	–	–	–	–
Total	$5,081,037	$(5,081,037)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2017				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	$(1,095,937)	$335,573	$(760,364)	$–	$760,364	$–
Futures contracts	(5,054,065)	4,745,464	(308,601)	–	308,601	–
Total	$(6,150,002)	$5,081,037	$(1,068,965)	$–	$1,068,965	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	$1,408,337	$(1,059,246)	$349,091	$–	$–	$349,091
Futures contracts	5,931,938	(2,858,644)	3,073,294	–	–	3,073,294
Total	$7,340,275	$(3,917,890)	$3,422,385	$–	$–	$3,422,385

Offsetting the Financial Liabilities and and Derivative Liabilities

As of December 31, 2016				Gross Amounts Not Offset in the Statement of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	$(1,059,246)	$1,059,246	$–	$–	$–	$–
Futures contracts	(2,858,644)	2,858,644	–	–	–	–
Total	$(3,917,890)	$3,917,890	$–	$–	$–	$–

(1) The Partnership posted additional collateral of $16,678,319 for 2017 and $27,289,467 for 2016, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts, and forward currency contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges and interbank market makers. Further for futures contracts and options on futures contracts, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers or interbank market makers to perform under the terms of their contracts (credit risk).

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the financial statements.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended September 30, 2017

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(0.22)%	0.02%	0.09%	(0.68)%	(0.18)%	0.01%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(0.22)%	0.02%	0.09%	(0.68)%	(0.18)%	0.01%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.34%	2.24%	2.13%	5.16%	3.17%	2.29%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.34%	2.24%	2.13%	5.16%	3.17%	2.29%

Net investment (loss) (1) (2)	(2.35)%	(1.30)%	(1.14)%	(4.14)%	(2.18)%	(1.36)%

	Nine months ended September 30, 2017

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(3.14)%	(2.42)%	(2.24)%	(4.46)%	(3.03)%	(2.45)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.01)%	(0.00)%	(0.00)%

Total return after incentive fees	(3.14)%	(2.42)%	(2.24)%	(4.47)%	(3.03)%	(2.45)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.30%	2.27%	2.13%	5.15%	3.15%	2.35%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.30%	2.27%	2.13%	5.15%	3.15%	2.35%

Net investment (loss) (1) (2)	(2.69)%	(1.72)%	(1.49)%	(4.52)%	(2.55)%	(1.78)%

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

____________________

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were available to be issued, and concluded that no events subsequent to September 30, 2017 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2017 through November 14, 2017, the Partnership had subscriptions of $352,598 and redemptions of $7,998,655. Management has determined there are no additional matters requiring disclosure.

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

Performance Summary

Three Months Ended September 30, 2017

During the third quarter of 2017, the Partnership achieved net realized and unrealized losses of $812,684 from its trading activities, net of brokerage commissions of $730,617. The Partnership accrued total expenses of $1,916,277, including $514,059 in management fees paid to the General Partner, $151 in incentive fees, and $749,937 in service and professional fees. The Partnership earned $495,225 in interest income during the third quarter of 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2017 is set forth below.

Third Quarter 2017.  In July 2017, the Partnership sustained negative performance as gains from stock indices were cancelled out by losses in the commodity sectors. Long positions were benefited by the upward trajectory in global stock indices, with the S&P 500 being the biggest contributor to the sector’s gain, followed by the Hang Send and tech-heavy NASDAQ. Currencies were mixed as profits from the US dollar weakening against the euro and the Brazilian real were offset by a short position in the Japanese yen. The Partnership sustained losses as a result of a combination or short positions and rising prices in commodities. These losses were led by crops as coffee prices continued to rise after a steady downward trend reversed course during June, and soybean futures swung higher alongside drought conditions in parts of the US. In energies, short positions in crude oil and gasoline struggled as prices rallied during the second half of the month. In August 2017, the Partnership realized positive returns driven largely by positive contributions to performance from across the portfolio. Long fixed income positions in bund and Eurodollar futures contributed significantly to the gains against the backdrop of falling government bond yields and changing rate expectations. In commodities, short positions in markets like corn, soybeans and coffee drove returns within crops. In currencies, a short position in the British pound and long positions in emerging market currencies and the euro benefited the Partnership. Elsewhere in the portfolio, positions in stock indices continued to add value while profits from base metals and energies offset losses the livestock and precious metals sectors. In September 2017, the Partnership sustained negative performance driven primarily by losses from the fixed income and currencies sectors. Aside from the overall negative performance, the Partnership’s long positions in stock indices continued to generate profits, with the S&P 500 being the most notable. Long positions in Eurodollar and US Treasury futures were challenging for the Partnership as investors changed their expectations on interest rates and bond yields rose. The Partnerships short position in the British pound and long positions in the euro and emerging market currencies were adversely affected by the reversal in the downward sterling and US dollar trends. In commodities, small losses were led by long positions in gold and short exposure to WTI crude oil. Forecast volatility rose slightly during the month as positions in stock indices and bonds increased.

Three Months Ended September 30, 2016

During the third quarter of 2016, the Partnership incurred net realized and unrealized losses of $4,506,483 from its trading activities, net of brokerage commissions of $1,153,562.  The Partnership accrued total expenses of $2,949,871 including $822,747 in management fees paid to the General Partner, $5,122 in incentive fees, and $1,096,691 in service and professional fees. The Partnership earned $179,409 in interest income during the third quarter of 2016.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2016 is set forth below.

Third Quarter 2016. The Partnership enjoyed slightly positive returns in July 2016. Government bonds continued to rise as yields on US ten-year Treasuries fell to an all-time low and the German government issued negative yielding ten-year bonds for the first time. Yields bounced back mid-month after positive US data releases and the Bank of England held off on an anticipated cut to interest rates, but the majority of developed sovereign bond markets still ended the month in positive territory. Currencies’ positive performance was driven by market movements on the final day of the month, due to appreciation in the Japanese yen. In commodities, oil prices retreated while precious metals continued to appreciate. The most dramatic event over the course of the month was a failed coup in Turkey, which resulted in the lira falling to a record low against the US dollar and a selloff in the country’s stock market and government bonds. The Partnership benefited in this environment from net long positions in bonds and stock indices, short positions in energies and long positions in precious metals, with equal profits from gold and silver, and also. Detractors from performance in July 2016 included long positions in crops and short-term interest rates. The Partnership’s performance was negative in August 2016, amid a particularly quiet month in terms of market volatility. Equities edged higher; government bonds lost ground overall, and the US dollar appreciated versus most major currencies. Commodity markets provided more substantial price action as speculation around supply-demand imbalances led to rallies within the energies sector and sharp selloffs in a number of soft commodities. The Partnership’s negative performance was driven by the fixed income, precious metals and energies sectors. Hawkish comments from the US Federal Reserve increased expectations of a further US rate rise in 2016 and led to losses from long positions in US government bonds and Eurodollar futures, while the strengthening US dollar weighed on the fund’s long positioning in gold and silver as well as the Japanese yen. In the energy sector, the Partnership’s short positions suffered as crude oil rallied during the first half of the month on hopes of a production freeze. The Partnership experienced flat to negative performance during September 2016, as volatility increased due to the prospect of changes in central bank policies, resulting in early gains in equities, precious metals and bonds, but later offset by losses in the Partnership’s long bond and stock index positions. Within commodities, the Partnership posted a small negative return as losses in the energies, bonds and base metals sectors outweighed profits made in currencies and precious metals. Short positioning detracted from performance in energies, while losses from long positions in US government bonds undid profits earned in German government bonds. In base metals, the Partnership experienced losses from positioning in copper, while long positions in precious metals added value over the month. Performance in currencies was driven by long exposure to the Japanese yen.

Nine Months Ended September 30, 2017

During the nine months ended September 30, 2017, the Partnership incurred net realized and unrealized losses of $2,230,850 from its trading activities, net of brokerage commissions of $2,522,319. The Partnership accrued total expenses of $6,532,634, including $1,775,340 in management fees paid to the General Partner, $3,680 in incentive fees, and $2,500,990 in service and professional fees. The Partnership earned $1,044,746 in interest income during the nine months ended September 30, 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2017 is set forth below.

Third Quarter 2017.  In July 2017, the Partnership sustained negative performance as gains from stock indices were cancelled out by losses in the commodity sectors. Long positions were benefited by the upward trajectory in global stock indices, with the S&P 500 being the biggest contributor to the sector’s gain, followed by the Hang Send and tech-heavy NASDAQ. Currencies were mixed as profits from the US dollar weakening against the euro and the Brazilian real were offset by a short position in the Japanese yen. The Partnership sustained losses as a result of a combination or short positions and rising prices in commodities. These losses were led by crops as coffee prices continued to rise after a steady downward trend reversed course during June, and soybean futures swung higher alongside drought conditions in parts of the US. In energies, short positions in crude oil and gasoline struggled as prices rallied during the second half of the month. In August 2017, the Partnership realized positive returns driven largely by positive contributions to performance from across the portfolio. Long fixed income positions in bund and Eurodollar futures contributed significantly to the gains against the backdrop of falling government bond yields and changing rate expectations. In commodities, short positions in markets like corn, soybeans and coffee drove returns within crops. In currencies, a short position in the British pound and long positions in emerging market currencies and the euro benefited the Partnership. Elsewhere in the portfolio, positions in stock indices continued to add value while profits from base metals and energies offset losses the livestock and precious metals sectors. In September 2017, the Partnership sustained negative performance driven primarily by losses from the fixed income and currencies sectors. Aside from the overall negative performance, the Partnership’s long positions in stock indices continued to generate profits, with the S&P 500 being the most notable. Long positions in Eurodollar and US Treasury futures were challenging for the Partnership as investors changed their expectations on interest rates and bond yields rose. The Partnerships short position in the British pound and long positions in the euro and emerging market currencies were adversely affected by the reversal in the downward sterling and US dollar trends. In commodities, small losses were led by long positions in gold and short exposure to WTI crude oil. Forecast volatility rose slightly during the month as positions in stock indices and bonds increased.

Second Quarter 2017. In April 2017, the Partnership sustained negative performance which was driven by losses in currencies and fixed income. A short position in the euro was the largest individual detractor from returns, with the euro-US dollar exchange rate reaching its highest level since the beginning of November 2016. The appreciating British pound also cost some performance. In fixed income, losses were led by short positions in Eurodollar futures and longer-dated US government bonds against a backdrop of easing US inflation expectations. The Partnership was net long in the fixed income sectors, having been short since November. Other detractors from returns included positions in the energies and metals sectors, most notably gasoline, aluminum and gold. In terms of positive contributors to performance, positioning in stock indices and soft commodities were profitable. Equity markets maintaining their upward trend benefited the Partnership’s long exposure to stock indices, particularly the S&P 500, NASDAQ and Euro Stoxx 50. Meanwhile in soft commodities, profits were driven by short positions in falling crops markets and long positions in rising livestock markets. In May 2017, The Partnership’s positive return was driven by long positions in stock indices, most notably the S&P 500 and the NASDAQ. Outside of indices, crops were the only sector to make a noteworthy contribution to returns, with profits coming from short positions in soybeans and sugar. Currencies, energies and precious metals reduced the Partnership’s gains during the month. Losses in currencies were driven by short positions in the euro and the Japanese yen. The Partnership reduced the euro position during the month but increased short exposure to the yen. In energies, the Partnership’s mostly long positions detracted from performance, particularly in natural gas and heating oil, whereas rising gold and silver prices weighed on the Partnership’s short positions in precious metals. The volatile last week of June 2017 reversed all of the Partnership’s profits and resulted in negative performance for June 2017, with all sectors down, except for precious metals. The rise in global bond yields weighed on long positions in European and longer-dated US government bonds. The continued rally in the euro means that the Partnership’s longstanding short position in the shared currency is now much reduced, having decreased steadily since mid-April. The energies sector also detracted from returns, mostly due to the Partnership’s initial net long positions being whipsawed, by the intra-month selloff and subsequent rebound in energy prices. Losses in crops were driven by grain positions – most notably in wheat – while the Partnership gave back yearly profits from its long exposure in stock indices, with the exception of positive contributions from Asian positions.

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

Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, the Partnership achieved net realized and unrealized gains of $7,902,342 from its trading activities, net of brokerage commissions of $3,560,680.  The Partnership accrued net expenses of $9,212,037, including $2,545,518 in management fees paid to the General Partner, $178,354 in incentive fees, and $3,400,163 in service and professional fees. The Partnership earned $589,601 in interest income during the nine months ended September 30, 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2016 is set forth below.

Third Quarter 2016. The Partnership enjoyed positive returns in July 2016. Government bonds continued to rise as yields on US ten-year Treasuries fell to an all-time low and the German government issued negative yielding ten-year bonds for the first time. Yields bounced back mid-month after positive US data releases and the Bank of England held off on an anticipated cut to interest rates, but the majority of developed sovereign bond markets still ended the month in positive territory. Currencies’ positive performance was driven by market movements on the final day of the month, due to appreciation in the Japanese yen. In commodities, oil prices retreated while precious metals continued to appreciate. The most dramatic event over the course of the month was a failed coup in Turkey, which resulted in the lira falling to a record low against the US dollar and a selloff in the country’s stock market and government bonds. The Partnership benefited in this environment from net long positions in bonds and stock indices, short positions in energies and long positions in precious metals, with equal profits from gold and silver, and also. Detractors from performance in July 2016 included long positions in crops and short-term interest rates. The Partnership’s performance was negative in August 2016, amid a particularly quiet month in terms of market volatility. Equities edged higher; government bonds lost ground overall, and the US dollar appreciated versus most major currencies. Commodity markets provided more substantial price action as speculation around supply-demand imbalances led to rallies within the energies sector and sharp selloffs in a number of soft commodities. The Partnership’s negative performance was driven by the fixed income, precious metals and energies sectors. Hawkish comments from the US Federal Reserve increased expectations of a further US rate rise in 2016 and led to losses from long positions in US government bonds and Eurodollar futures, while the strengthening US dollar weighed on the fund’s long positioning in gold and silver as well as the Japanese yen. In the energy sector, the Partnership’s short positions suffered as crude oil rallied during the first half of the month on hopes of a production freeze. The Partnership also experienced negative overall performance during September 2016, as volatility increased due to the prospect of changes in central bank policies, resulting in early gains in equities, precious metals and bonds, but later offset by losses in the Partnership’s long bond and stock index positions. Within commodities, the Partnership posted a small negative return as losses in the energies, bonds and base metals sectors outweighed profits made in currencies and precious metals. Short positioning detracted from performance in energies, while losses from long positions in US government bonds undid profits earned in German government bonds. In base metals, the Partnership experienced losses from positioning in copper, while long positions in precious metals added value over the month. Performance in currencies was driven by long exposure to the Japanese yen.

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

Month	Amount Redeemed
July 31, 2017	$6,913,504
August 31, 2017	$5,844,470
September 30, 2017	$5,045,747

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

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Rockwell Futures Management, Inc. became Altegris Portfolio Management, Inc., which merged with and into Altegris Advisors, L.L.C.
***	Fimat USA, LLC became Newedge USA, LLC, which merged with and into SG Americas Securities, LLC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2017

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

