Form 10-K
period 2017-12-31
Altegris Winton Futures Fund, L.P.
filed 2018-04-02
CIK 1198415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☐     No  ☒

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

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

As of February 28, 2018, the aggregate net asset value of the Interests in the Partnership before redemptions was $165,861,150. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

The Partnership pays all of its ongoing liabilities, expenses and costs.  The General Partner receives a management fee of 0.104% of the month-end net asset value, before deduction for any accrued incentive fees related to the current quarter (the “management fee net asset value”), of all Class A Interests (1.25% per annum), 0.104% of the month-end management fee net asset value of all Class B Interests (1.25% per annum) and 0.0625% of the month-end management fee net asset value of all Institutional Interests (0.75% per annum), 0.0625% (0.75%) of all Original Class A Interests, 0.146% (1.75%) of all Original Class B Interests, and currently 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests of the Partnership’s management fee net asset value. The Advisor receives a management fee of 0.083% of the management fee net asset value of the month-end capital account balances of all Interests (1.0% per annum), with the exception of Original Class A Interests, and 20% of quarterly trading profits applicable to each Class of Interest.

Each selling agent selling Class A Interests receives 0.166% of the month-end net asset value of the Partnership apportioned to each Class A Interest sold by such selling agent (2% per annum) and may elect to receive 0.0417% of the month-end net asset value apportioned to any Institutional Interest sold by such selling agent (0.50% per annum).

SGAS paid, during 2017, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets.  Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

(b)           Holders

As of February 28, 2018 the Partnership had 1,855 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2017:

Month Ended	Amount Redeemed

October 31, 2017	$7,999,984
November 30, 2017	6,007,826
December 31, 2017	7,823,104
Total	$21,830,914

ITEM 6: SELECTED FINANCIAL DATA

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenue:
Total net realized and unrealized gains (losses)	$14,912,353	$5,074,486	$11,958,486	$69,873,095	57,161,348
Interest Income	1,524,072	736,778	415,355	375,189	683,651

Expenses:
Management fee	2,248,002	3,279,777	3,921,148	4,603,469	6,699,659
Advisory fee	2,023,487	2,882,993	3,400,219	4,005,501	5,767,123
Administrative fee	458,380	677,177	823,872	959,609	1,408,607
Service fees	2,229,530	3,256,998	3,734,936	4,245,801	5,868,451
Incentive fee	705,276	180,109	4,373,262	12,826,879	4,795,781
Professional fees	891,332	1,153,032	1,260,052	1,411,772	1,831,868
Brokerage commissions	3,197,579	4,590,391	5,427,184	6,413,798	9,288,548
Offering expense					29,529
Interest expense	105,647	63,638	47,417	25,326	28,120
Other expenses	271,296	312,490	482,063	519,555	460,673
Net income (loss)	4,305,896	$(10,585,341)	$(11,096,312)	$35,236,574	21,666,640

Total assets	$184,489,639	$268,564,665	$336,856,881	$409,548,229	$541,021,111
Total Net Asset Value	$173,217,273	$256,683,259	$325,307,634	$374,794,900	$495,513,874

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)           Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed.  Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2017 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2017

During 2017, the Partnership achieved net realized and unrealized gains of $11,714,774 from all trading; gains of $11,047,407 from trading of derivatives including brokerage commissions of $ 3,197,579. The Partnership incurred total expenses of $8,932,950, including $705,276 in incentive fees, $ 2,248,002 in management fees paid to the General Partner, and $3,120,862 in service and professional fees. The Partnership earned $1,524,072 in interest income during 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2017 is set forth below.

Fourth Quarter 2017. The Partnership enjoyed positive performance in October 2017. Global stock markets continued to trend upwards, as the S&P 500 made new ground and the Nikkei 225 reached its highest point in more than 20 years. A positive US earnings season and the re-election of Shinzo Abe as Prime Minister of Japan contributed to the upward trend in global stock markets. Speculation over Janet Yellen’s successor as chair of the Federal Reserve led to yields on US 10-year Treasuries hitting a seven-month high and strengthening the US dollar versus most major currencies. Although gold did not perform as well in October 2017, Brent oil rose above $60 a barrel for the first time since July 2015 reportedly due to hopes that major oil producers would cut supply. Performance in October 2017 was driven largely by gains across the stock indices, commodities, single-stock equities and fixed income sectors. The Partnership continued to profit from rising equity markets, with the S&P 500 and Nikkei 225 being the top individual contributors to performance. In commodities, energies were the primary driver for performance as a result of short positions in natural gas and long positions in Brent oil. Meanwhile, bunds and Euribor in the European government bond and short-term interest rate markets produced profits for the Partnership in fixed income. The only sector that made a notable loss was currencies. The Partnerships long positions in the Canadian dollar, euro and emerging markets diminished profits from short exposure to the Japanese yen and Swiss franc. In November 2017, the Partnership enjoyed slightly positive returns. Global equities rose for the 13th consecutive month and the S&P 500 hit a record high. However, regional stock market returns were mixed. European indices drifted lower over the course of the month and the Hang Seng pared earlier gains after a selloff in stocks listed on the Chinese mainland. Data showed that US inflation increased while the yields on US 10-year Treasuries increased. Meanwhile the euro and British pound appreciated against the US dollar in light of progressive Brexit negotiations and signs of the Germany economy strengthening. In commodities, WTI crude oil prices rose above $64 a barrel for the first time since June 2015 head of an OPEC agreement to extend production cuts to the end of 2018. The biggest contributor to slightly positive returns were stock indices, specifically long positions in US and Japanese indices which offset losses from Europe. The Partnership also benefited from fixed income sectors, primarily due to short positions in short-dated US Treasury futures. However, the Partnership sustained losses from energies and its’ long exposure to base metals. Lingering investor concerns over the outlook for Chinese economic growth contributed to falling prices of aluminum, nickel and copper. In December 2017, the Partnership sustained positive performance. Global equities continued to rise as the long-awaited US tax reform was signed into law and policymakers at the Federal Reserve raised rates for the third time in 2017. The emerging market currencies and commodity markets had noteworthy moves in December 2017. The Mexican peso fell to a nine-month low versus the US dollar amid a corruption scandal, while the South African rand rallied against the greenback. In commodities, the copper and aluminum markets soared. WTI crude oil prices rose above $60 a barrel for the first time since June 2015. Overall, the Partnership’s profits were primarily driven by commodities, stock indices and currencies in December 2017. The Partnership’s long positions in base metals and energies led the positive gains in commodities. At the same time, the S&P 500 and the FTSE 100 led the Partnership’s long positioning in stock indices. The results in currencies were mixed and the only notable detractor from the Partnership’s performance was precious metals.

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

Long positioning in German government bonds weighed on returns in fixed income, while losses in commodities were led by the energies sector, where an initial long position in Brent crude detracted from returns. Performance in the currencies sector was mixed: long positions in a number of emerging markets currencies added value, most notably the Indian rupee, but these gains were overshadowed by short exposure to the appreciating Japanese yen and euro

2016

During 2016, the Partnership achieved net realized and unrealized gains of $484,095 from all trading; gains of $359,869 from trading of derivatives including brokerage commissions of $4,590,391. The Partnership incurred total expenses of $11,806,214, including $180,109 in incentive fees, $3,279,777 in management fees paid to the General Partner, and $4,410,030 in service and professional fees. The Partnership earned $736,778 in interest income during 2016. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2016 is set forth below.

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

15

2015

During 2015, the Partnership achieved net realized and unrealized gains of $6,531,302 from all trading; gains of $6,364,428 from trading of derivatives including brokerage commissions of $5,427,184. The Partnership incurred total expenses of $18,042,969, including $4,373,262 in incentive fees, $3,921,148 in management fees paid to the General Partner, and $4,994,988 in service and professional fees. The Partnership earned $415,355 in interest income during 2015. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2015 is set forth below.

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

(e)           Contractual Obligations

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2017.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2017. During 2017, the Partnership’s average capitalization was $197,454,548.

	Fiscal Year 2017
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$2,290,211	1.16%	$4,041,786	$1,283,522
Commodities	$1,898,009	0.96%	$3,380,068	$914,748
Currencies	$1,580,205	0.80%	$1,860,504	$1,111,503
Equities	$5,613,258	2.84%	$7,629,336	$4,458,138

Total	$11,381,683	5.76%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2017.

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2016. During 2016, the Partnership’s average capitalization was $293,026,340. The information presented within the following table is unaudited.

	Fiscal Year 2016
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$4,865,294	1.66%	$11,591,092	$2,352,549
Commodities	$2,369,270	0.81%	$3,454,997	$1,623,766
Currencies	$2,460,985	0.84%	$2,557,363	$2,326,321
Equities	$4,536,157	1.55%	$7,819,422	$1,790,489

Total	$14,231,706	4.86%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2017, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2017.

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

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2017	2017	2017	2017

Interest Income:	$536,628	$495,225	$303,908	$188,311
Net realized and unrealized gains (losses):	14,620,884	1,543,301	(4,981,054)	3,729,222
Expenses:	3,132,880	2,646,894	3,012,730	3,338,025
Net Income (Loss):	12,024,632	(608,368)	(7,689,876)	579,508

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2016	2016	2016	2016

Interest Income:	$147,177	$179,409	$212,686	$197,506
Net realized and unrealized gains (losses):	(6,388,536)	(3,352,921)	6,270,144	8,545,799
Expenses:	3,623,888	4,103,433	4,211,715	4,457,569
Net Income (Loss):	(9,865,247)	(7,276,945)	2,271,115	4,285,736

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, the Partnership’s internal control over financial reporting was effective.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of February 28, 2018, the General Partner’s general partner interest in the Partnership was valued at $3,372 which constituted less than 0.0021% of the Partnership’s total assets. As of February 28, 2018, the following managers and executive officers of the General Partner owned Interests in the Partnership:  None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $2,248,002 for the year ended December 31, 2017. The Partnership paid to the General Partner administrative fees totaling $458,380 for the year ended December 31, 2017.

The Partnership paid to Altegris monthly continuing compensation of $348,597 for the year ended December 31, 2017. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $454,361 for the year ended December 31, 2017. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2017 the Partnership paid monthly brokerage charges of $2,586,289.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2015 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2017.

FEE CATEGORY	2017	2016

Audit Fees	$40,700	$40,700
Audit-Related Fees	47,700	47,700
Tax Fees	119,105	139,300
All Other Fees	–	–

TOTAL FEES	$207,505	$227,700

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

**4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.*** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC**** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Dated: April 2, 2018	ALTEGRIS WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne Name: Matthew C. Osborne Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	April 2, 2018
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	April 2, 2018
Matthew C. Osborne

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS Winton Futures Fund, L.P.

FINANCIAL STATEMENTS

____________

TABLE OF CONTENTS

_____________

F-1

ALTEGRIS Winton Futures Fund, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2017, 2016 and 2015 is accurate and complete.

By: /s/ Martin Beaulieu Altegris Advisors LLC Commodity Pool Operator for Altegris Winton Futures Fund, L.P. By: Martin Beaulieu, Chief Executive Officer

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris Winton Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2017 and 2016, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and the changes in its partners’ capital for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2011.

Philadelphia, PA

March 28, 2018

A member firm of Ernst & Young Global Limited

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2017 and DECEMBER 31, 2016

_______________

	2017	2016
ASSETS
Equity in commodity broker account
Restricted cash	$16,699,269	$23,843,994
Restricted foreign currency (cost - $2,914,270 and $3,533,623)	2,962,145	3,445,473
Foreign currency (cost - $2,436,108 and $825,062)	2,476,133	804,481
Net unrealized gain on open futures contracts	2,763,458	1,937,676
Settled variation margin	449,048	1,135,618
Net unrealized gain on open forward contracts	1,273,152	349,091

	26,623,205	31,516,333

Cash	4,352,558	6,210,512
Investment securities at fair value (cost - $153,506,426 and $230,834,517)	153,506,277	230,831,657
Interest receivable	7,599	6,163

Total assets	$184,489,639	$268,564,665

LIABILITIES

Redemptions payable	$9,213,668	$9,874,875
Incentive fee payable	701,597	1,756
Commissions payable	204,909	303,597
Service fees payable	197,719	251,426
Subscriptions received in advance	197,214	348,744
Management fee payable	153,808	234,362
Advisory fee payable	138,735	207,739
Administrative fee payable	31,500	48,252
Other liabilities	433,216	610,655

Total liabilities	11,272,366	11,881,406

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,833	3,699
Limited Partners	173,213,440	256,679,560

Total partners' capital (Net Asset Value)	173,217,273	256,683,259

Total liabilities and partners' capital	$184,489,639	$268,564,665

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2017

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$66,520,000	1/2/2018	Federal Farm Credit Bank Disc Note, 0.00%	$66,518,158	38.40%
20,000,000	1/2/2018	Federal Home Loan Bank Disc Note, 0.00%	20,000,000	11.55%
15,000,000	1/8/2018	Federal Home Loan Bank Disc Note, 0.99%	14,996,775	8.66%
Total U.S. Government Agency Bonds and Notes (cost - $101,514,531)			101,514,933	58.61%

Corporate Notes
$4,600,000	1/11/2018	American Honda Finance Corporation, 1.43%	4,597,611	2.65%
4,600,000	1/26/2018	Banco del Estado de Chile, 1.55%	4,600,000	2.66%
4,600,000	1/26/2018	Bank of Montreal, 1.50%*	4,595,208	2.65%
4,610,000	1/26/2018	CIBC World Markets Corp., 1.48%	4,605,261	2.66%
2,000,000	1/5/2018	The Coca-Cola Company, 1.18%	1,999,444	1.16%
275,000	1/12/2018	The Coca-Cola Company, 1.32%	274,846	0.16%
1,470,000	1/8/2018	DCAT, LLC, 1.39%	1,469,317	0.85%
4,600,000	1/12/2018	MetLife Short Term Funding LLC, 1.41%	4,597,378	2.65%
3,070,000	1/22/2018	National Rural Utilities Cooperative Finance Corp., 1.62%	3,067,188	1.77%
4,600,000	9/1/2018	PACCAR Financial Corp., 1.48%*	4,597,913	2.65%
4,600,000	1/5/2018	Sumitomo Mitsui Banking Corporation, 1.37%	4,599,893	2.66%
3,070,000	1/5/2018	Sumitomo Mitsui Trust Bank Ltd., 1.37%	3,069,929	1.77%
4,600,000	1/8/2018	3M Company, 1.49%	4,598,193	2.65%
5,320,000	1/2/2018	Wal-Mart Stores Inc., 1.24%	5,319,163	3.07%
Total Corporate Notes (cost - $51,991,895)			51,991,344	30.01%

Total investment securities (cost - $153,506,426)			$153,506,277	88.62%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2017

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 18 - May 18	189	$129,392	0.07%
Currencies	Mar-18	434	46,959	0.03%
Energy	Jan 18 - Mar 18	425	1,308,601	0.75%
Interest Rates	Mar 18 - Dec 20	835	(403,855)	(0.23)%
Metals	Jan 18 - May 18	649	3,198,253	1.85%
Stock Indices	Jan 18 - Mar 18	1,634	685,953	0.40%
Treasury Rates	Mar-18	218	(76,148)	(0.05)%

Total long futures contracts		4,384	4,889,155	2.82%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 18 - May 18	1,024	262,775	0.15%
Currencies	Mar-18	667	(431,850)	(0.25)%
Energy	Jan 18 - Feb 18	263	(491,960)	(0.28)%
Interest Rates	Mar 18 - Dec 20	1,144	166,547	0.10%
Metals	Jan 18 - Apr 18	268	(1,206,843)	(0.70)%
Stock Indices	Mar-18	271	(156,708)	(0.09)%
Treasury Rates	Mar-18	519	181,390	0.10%

Total short futures contracts		4,156	(1,676,649)	(0.97)%

Total futures contracts			$3,212,506	1.85%

LONG FORWARD CONTRACTS:
Currencies	Jan 18 - Mar 18		$2,038,800	1.18%

SHORT FORWARD CONTRACTS:
Currencies	Jan 18 - Mar 18		(765,648)	(0.44)%

Total forward currency contracts			$1,273,152	0.74%

* Futures include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2016

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2016

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2016

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Jan 17 - May 17	390	$(226,941)	(0.09)%
Energy	Jan 17 - Mar 17	169	172,229	0.07%
Interest Rates	Mar 17 - Dec 19	922	248,490	0.10%
Metals	Jan 17 - Mar 17	372	(225,649)	(0.09)%
Stock Indices	Jan 17 - Mar 17	2,398	1,015,371	0.39%
Treasury Rates	Mar-17	220	18,539	0.01%

Total long futures contracts		4,471	1,002,039	0.39%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 17 - May 17	749	907,422	0.36%
Currencies	Mar-17	1,231	1,243,193	0.49%
Energy	Jan 17 - Feb 17	63	(129,016)	(0.05)%
Interest Rates	Mar 17 - Dec 19	1,949	362,054	0.14%
Metals	Jan 17 - Apr 17	455	(219,999)	(0.09)%
Stock Indices	Jan 17 - Mar 17	82	(14,579)	(0.01)%
Treasury Rates	Mar-17	312	(77,820)	(0.03)%

Total short futures contracts		4,841	2,071,255	0.81%

Total futures contracts			$3,073,294	1.20%

LONG FORWARD CONTRACTS:
Currencies	Jan 17 - Mar 17		$826,708	0.32%

SHORT FORWARD CONTRACTS:
Currencies	Jan 17 - Mar 17		(477,617)	(0.18)%

Total forward currency contracts			$349,091	0.14%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

_______________

	2017	2016	2015
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$13,181,713	$3,572,888	$20,429,140
Net change in unrealized	1,063,273	1,377,372	(8,637,528)
Brokerage commissions	(3,197,579)	(4,590,391)	(5,427,184)

Net gain (loss) from trading derivatives contracts	11,047,407	359,869	6,364,428

Gain (loss) on trading of securities
Net realized	257,947	346,847	114,564
Net change in unrealized	2,711	10,451	32,951

Net gain (loss) from trading securities	260,658	357,298	147,515

Gain (loss) on trading of foreign currency
Net realized	210,078	(140,918)	4,651
Net change in unrealized	196,631	(92,154)	14,708

Net gain (loss) from trading foreign currency	406,709	(233,072)	19,359

Total trading gains (losses)	11,714,774	484,095	6,531,302

NET INVESTMENT INCOME (LOSS)
Income
Interest income	1,524,072	736,778	415,355

Expenses
Management fee	2,248,002	3,279,777	3,921,148
Service fees	2,229,530	3,256,998	3,734,936
Advisory fee	2,023,487	2,882,993	3,400,219
Professional fees	891,332	1,153,032	1,260,052
Incentive fee	705,276	180,109	4,373,262
Administrative fee	458,380	677,177	823,872
Interest expense	105,647	63,638	47,417
Other expenses	271,296	312,490	482,063

Total expenses	8,932,950	11,806,214	18,042,969

Net investment income (loss)	(7,408,878)	(11,069,436)	(17,627,614)

NET INCOME (LOSS)	$4,305,896	$(10,585,341)	$(11,096,312)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

_______________

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2014	$374,794,900	$22,708,611	$4,959,522	$15,181,688	$169,461,952	$90,830,085	$71,649,123	$3,919

Transfers	–	(139,240)	139,240	–	(919,182)	589,288	329,894	–

Capital additions	30,221,686	95,333	–	3,788,920	17,968,942	6,347,931	2,020,560	–

Capital withdrawals	(68,612,640)	(2,613,058)	(1,159,105)	(2,163,914)	(28,897,126)	(25,905,217)	(7,874,220)	–

From operations:
Net investment income (loss)	(17,627,614)	(939,710)	(160,987)	(475,137)	(10,202,221)	(3,522,088)	(2,327,305)	(166)
Net realized gain (loss) from investments (net of brokerage commissions)	15,121,171	907,571	208,390	658,627	6,753,605	3,646,818	2,945,998	162
Net change in unrealized gain (loss) from investments	(8,589,869)	(498,982)	(120,224)	(384,144)	(3,877,522)	(2,048,728)	(1,660,175)	(94)
Net income for the year ended December 31, 2015	(11,096,312)	(531,121)	(72,821)	(200,654)	(7,326,138)	(1,923,998)	(1,041,482)	(98)

Balances at December 31, 2015	$325,307,634	$19,520,525	$3,866,836	$16,606,040	$150,288,448	$69,938,089	$65,083,875	$3,821

Balances at December 31, 2015	$325,307,634	$19,520,525	$3,866,836	$16,606,040	$150,288,448	$69,938,089	$65,083,875	$3,821

Transfers	–	–	–	–	177,456	(177,456)	–	–

Capital additions	14,798,270	–	5,250	–	11,048,854	1,506,088	2,238,078	–

Capital withdrawals	(72,837,304)	(5,791,930)	(1,583,422)	(501,242)	(32,264,347)	(22,742,307)	(9,954,056)	–

From operations:
Net investment income (loss)	(11,069,436)	(531,133)	(59,916)	(319,240)	(7,134,343)	(1,722,932)	(1,301,758)	(114)
Net realized gain (loss) from investments (net of brokerage commissions)	(811,574)	(25,060)	4,025	(67,017)	(504,334)	(53,438)	(165,733)	(17)
Net change in unrealized gain (loss) from investments	1,295,669	85,007	25,242	48,394	597,526	399,494	139,997	9
Net income for the year ended December 31, 2016	(10,585,341)	(471,186)	(30,649)	(337,863)	(7,041,151)	(1,376,876)	(1,327,494)	(122)

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

Capital additions	5,871,121	56,487	–	2,600,000	1,653,728	614,200	946,706	–

Capital withdrawals	(93,643,003)	(4,021,619)	(1,401,594)	–	(42,023,597)	(16,544,017)	(29,652,176)	–

From operations:
Net investment income (loss)	(7,408,878)	(318,048)	(28,063)	(353,230)	(4,765,549)	(1,074,808)	(869,072)	(108)
Net realized gain (loss) from investments (net of brokerage commissions)	10,452,159	568,862	58,412	1,043,177	4,871,104	1,896,935	2,013,464	205
Net change in unrealized gain (loss) from investments	1,262,615	58,174	(7,968)	203,793	668,318	263,852	76,409	37
Net income for the year ended December 31, 2017	4,305,896	308,988	22,381	893,740	773,873	1,085,979	1,220,801	134

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the “Partnership”) was organized as a limited partnership in Colorado in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership (the “Agreement”), as amended and restated from time to time. The Partnership's general partner is Altegris Advisors, L.L.C. (the “General Partner”). The General Partner has overall responsibility for the management, operation and administration of the Partnership, including the selection of its commodity trading adviser. The Partnership’s trading activities are conducted pursuant to an advisory contract with Winton Capital Management Limited (the “Advisor”). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2017 and 2016 and reported amounts of income and expenses for the years ended December 31, 2017, 2016 and 2015. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2017 and 2016, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2017 and 2016, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2017 and 2016.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2017 and 2016:

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
Futures contracts (1)	$7,042,156	$–	$–	$7,042,156
Forward currency contracts (1)	–	2,248,858	–	2,248,858
U.S. Government agency bonds and notes	–	101,514,933	–	101,514,933
Corporate notes	–	51,991,344	–	51,991,344
	$7,042,156	$155,755,135	$–	$162,797,291

Liabilities:
Futures contracts (1)	$(3,829,650)	$–	$–	$(3,829,650)
Forward currency contracts (1)	–	(975,706)	–	(975,706)
	$(3,829,650)	$(975,706)	$–	$(4,805,356)

December 31, 2016	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
Futures contracts (1)	$5,931,938	$–	$–	$5,931,938
Forward currency contracts (1)	–	1,408,337	–	1,408,337
U.S. Government agency bonds and notes	–	127,323,710	–	127,323,710
Corporate notes	–	103,507,947	–	103,507,947
	$5,931,938	$232,239,994	$–	$238,171,932

Liabilities:
Futures contracts (1)	$(2,858,644)	$–	$–	$(2,858,644)
Forward currency contracts (1)	–	(1,059,246)	–	(1,059,246)
	$(2,858,644)	$(1,059,246)	$–	$(3,917,890)

(1)  See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2017 and 2016, there were no Level 3 securities.

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

Gains or losses on futures contracts, options on futures contracts and forward currency contracts are realized when contracts are closed. Net unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on futures and options on futures contracts include other trading fees and are recognized as trading gains and losses.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2017 and December 31, 2016, the Partnership’s restricted cash balance on the Statements of Financial Condition of $16,699,269 and $23,843,994, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2017 and December 31, 2016, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $2,962,145 and $3,445,473, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of December 31, 2017 and 2016, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2017 and 2016 are reflected within the Condensed Schedules of Investments.

G. Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2017 and 2016 are reflected within the Condensed Schedules of Investments.

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

J. Offering Costs

Offering costs incurred in connection with the ongoing offering of the Partnership’s interests are borne by the Partnership. These costs include, but are not limited to, legal fees pertaining to updating the Partnership’s offering documents and materials, accounting and printing costs. These costs are charged as an expense when incurred. Offering costs are included in other expenses on the Statements of Income (Loss).

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2017, 2016 and 2015. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the years ended December 31, 2017, 2016 and 2015.

L. Reclassifications

Certain amounts in the 2016 financial statements were reclassified to conform to the 2017 presentation.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2017, 2016 and 2015.

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

Total Management Fees earned by the General Partner for the years ended December 31, 2017, 2016 and 2015 are shown on the Statements of Income (Loss).

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2017, 2016 and 2015, administrative fees for Class A Interests were $330,830, $480,945 and $549,804, respectively and administrative fees for Class B Interests were $127,550, $196,232 and $274,068, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At December 31, 2017 and 2016, respectively, the Partnership had commissions and brokerage fees payable to its introducing broker of $153,669 and $250,185, respectively, and service fees payable to Altegris Investments of $25,858 and $34,849, respectively.

The following tables show the fees paid to Altegris Investments and its introducing broker for the years ended December 31, 2017, 2016 and 2015:

	Year ended	Year ended	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Altegris Clearing Solutions -
Brokerage Commission fees	$2,586,289	$3,867,469	$4,429,178
Altegris Investments- Service fees	348,597	472,215	561,262
Total	$2,934,886	$4,339,684	$4,990,440

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2017, 2016 and 2015 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly advisory fee paid to Winton of 0.083% of the advisory fee net asset value of each holder’s month-end capital account balance (1.00% annually, with the exception of Original Class A Interests). For the years ended December 31, 2017, 2016 and 2015, advisory fees for Class A Interests were $1,002,553, $1,457,412 and $1,666,104, respectively, advisory fees for Class B Interests were $386,528, $594,642 and $830,528, respectively, advisory fees for Original Class B Interests were $14,647, $29,636 and $48,546, respectively, advisory fees for Special Interests were $181,096, $165,771 and $157,900, respectively and advisory fees for Institutional Interests were $438,663, $635,532 and $697,141, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2017, 2016 and 2015, service fees for General Partner’s Interest were $73, $76 and $77, respectively, service fees for Class A Interests were $1,995,510, $2,887,681 and $3,292,054, respectively, service fees for Original Class A Interests were $215,796, $351,802 and $431,411, respectively and service fees for Institutional Interests were $18,151, $17,439 and $11,394, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at December 31, 2017 and 2016. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2017
Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Agriculture	$596,880	$(204,713)	$392,167
Currencies	213,479	(598,370)	(384,891)
Energy	1,359,853	(543,212)	816,641
Interest Rates	208,188	(445,496)	(237,308)
Metals	3,200,085	(1,208,675)	1,991,410
Stock Indices	1,262,437	(733,192)	529,245
Treasury Rates	201,234	(95,992)	105,242

	$7,042,156	$(3,829,650)	$3,212,506

Forward Currency Contracts	$2,248,858	$(975,706)	$1,273,152

Total Gross Fair Value of Derivatives Contracts	$9,291,014	$(4,805,356)	$4,485,658

December 31, 2016
Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Agriculture	$1,111,896	$(431,415)	$680,481
Currencies	1,248,554	(5,361)	1,243,193
Energy	172,229	(129,016)	43,213
Interest Rates	708,726	(98,182)	610,544
Metals	787,551	(1,233,199)	(445,648)
Stock Indices	1,884,443	(883,651)	1,000,792
Treasury Rates	18,539	(77,820)	(59,281)

	$5,931,938	$(2,858,644)	$3,073,294

Forward Currency Contracts	$1,408,337	$(1,059,246)	$349,091

Total Gross Fair Value of Derivatives Contracts	$7,340,275	$(3,917,890)	$3,422,385

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2017, 2016 and 2015.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year ended December 31, 2017
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$1,327,49	$(288,314)
Currencies	(7,856,539)	(1,628,084)
Energy	(2,675,191)	773,428
Interest Rates	(2,586,676)	(847,852)
Metals	(4,259,585)	2,437,058
Stock Indices	27,279,501	(471,547)
Treasury Rates	(1,540,562)	164,523

	$9,688,697	$139,212	63,012	(1)

Forward Currency Contracts	$3,493,016	$924,061		(2)

Total gain (loss) from derivatives contracts	$13,181,713	$1,063,273

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2016
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(1,822,267)	$226,573
Currencies	5,094,975	(277,765)
Energy	(5,853,827)	(450,762)
Interest Rates	11,984,523	1,797,713
Metals	(7,854,928)	(1,701,169)
Stock Indices	(1,343,506)	873,686
Treasury Rates	1,865,390	165,954

	$2,070,360	$634,230	79,216	(1)

Forward Currency Contracts	$1,502,528	$743,142		(2)

Total gain (loss) from derivatives contracts	$3,572,888	$1,377,372

Year ended December 31, 2015
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$812,738	$183,868
Currencies	5,240,782	(1,278,886)
Energy	12,776,979	(1,049,791)
Interest Rates	15,040,028	(6,136,872)
Metals	1,552,364	1,155,648
Stock Indices	(6,099,953)	(2,416,825)
Treasury Rates	(1,523,830)	(689,349)

	$27,799,108	$(10,232,207)	104,004	(1)

Forward Currency Contracts	$(7,369,968)	$1,594,679		(2)

Total gain (loss) from derivatives contracts	$20,429,140	$(8,637,528)

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the year.

(2) The numbers of long contracts closed using average cost for the years ended December 31, 2017, 2016, and 2015 were 311,010, 576,557, and 556,397, respectively. The numbers of short contracts closed using average cost for average cost for the years ended December 31, 2016, 2015, and 2014 were (320,489), (393,444), and (522,035), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those years.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,248,858	(975,706)	1,273,152	–	–	1,273,152
Futures contracts	5,145,538	(2,382,080)	2,763,458	–	–	2,763,458
Total	7,394,396	(3,357,786)	4,036,610	–	–	4,036,610

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	(975,706)	975,706	–	–	–	–
Futures contracts	(2,382,080)	2,382,080	–	–	–	–
Total	(3,357,786)	3,357,786	–	–	–	–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	1,408,337	(1,059,246)	349,091	–	–	349,091
Futures contracts	3,813,718	(1,876,042)	1,937,676	–	–	1,937,676
Total	5,222,055	(2,935,288)	2,286,767	–	–	2,286,767

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	(1,059,246)	1,059,246	–	–	–	–
Futures contracts	(1,876,042)	1,876,042	–	–	–	–
Total	(2,935,288)	2,935,288	–	–	–	–

(1) The Partnership posted additional collateral of $19,661,414 for 2017 and $27,289,467 for 2016, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are not based on notional amounts which may exceed the fair value of the derivative contract.

NOTE 8 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND UNCERTAINTIES

The Partnership participates in the speculative trading of commodity futures contracts and forward currency contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges and interbank market makers. Further for futures contracts and options on futures contracts, the Clearing Broker has the right to require margin in excess of the minimum exchange requirement. Risk arises from changes in the value of these contracts (market risk) and the potential inability of brokers or interbank market makers to perform under the terms of their contracts (credit risk).

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2017, 2016 and 2015. This information has been derived from information presented in the financial statements.

	December 31, 2017
	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners
Return prior to incentive fees	3.98%	5.01%	5.28%	2.10%	4.15%	4.97%
Incentive fees	(0.37)%	(0.38)%	(0.61)%	(0.36)%	(0.39)%	(0.40)%

Total return after incentive fees	3.61%	4.63%	4.67%	1.74%	3.76%	4.57%

Ratio to average net asset value
Expenses prior to incentive fees	3.28%	2.24%	2.12%	5.08%	3.12%	2.33%
Incentive fees	0.31%	0.22%	0.62%	0.30%	0.31%	0.28%

Total expenses	3.59%	2.46%	2.74%	5.38%	3.43%	2.61%

Net investment (loss) (1)	(2.57)%	(1.61)%	(1.34)%	(4.37)%	(2.41)%	(1.65)%

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

	December 31, 2016
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

	December 31, 2015
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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2017 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2018 through March 28, 2018, the Partnership had subscriptions of $425,811 and redemptions of $6,047,178.

