Form 10-Q
period 2018-03-31
Altegris Winton Futures Fund, L.P.
filed 2018-05-15
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2018 (Unaudited) and DECEMBER 31, 2017 (Audited)

_______________

	2018	2017
ASSETS
Equity in commodity broker account
Cash	$10,074,531	$–
Restricted cash	8,041,343	16,699,269
Restricted foreign currency (cost - $853,577 and $2,914,270)	856,942	2,962,145
Foreign currency (cost - $191,769 and $2,436,108)	192,525	2,476,133
Net unrealized gain on open futures contracts	907,545	2,763,458
Settled variation margin	1,052,686	449,048
Net unrealized gain on open forward contracts	–	1,273,152

	21,125,572	26,623,205

Cash	4,767,772	4,352,558
Investment securities at fair value (cost - $137,970,026 and $153,506,426)	137,967,073	153,506,277
Interest receivable	12,482	7,599

Total assets	$163,872,899	$184,489,639

LIABILITIES
Equity in commodity broker account
Unrealized loss on open forward contracts	$10,192	–

	10,192	–

Redemptions payable	5,351,358	9,213,668
Subscriptions received in advance	119,940	197,214
Commissions payable	206,067	204,909
Service fees payable	153,640	197,719
Management fee payable	142,932	153,808
Advisory fee payable	129,579	138,735
Administrative fee payable	29,644	31,500
Incentive fee payable	28,662	701,597
Other liabilities	586,095	433,216

Total liabilities	6,758,109	11,272,366

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,709	3,833
Limited Partners	157,111,081	173,213,440

Total partners' capital (Net Asset Value)	157,114,790	173,217,273

Total liabilities and partners' capital	$163,872,899	$184,489,639

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

MARCH 31, 2018 (Unaudited)

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$26,294,000	4/2/2018	Federal Farm Credit Bank Disc Note, 3.00%*	$26,294,000	16.74%
3,604,000	4/2/2018	Federal Home Loan Bank Disc Note, 0.00%*	3,604,000	2.29%
10,000,000	4/6/2018	Federal Home Loan Bank Disc Note, 1.08%*	9,998,160	6.36%
11,000,000	4/18/2018	Federal Home Loan Bank Disc Note, 1.48%*	10,991,882	7.00%
16,716,000	4/2/2018	Federal Home Loan Mortgage Corporation Disc Note, 3.00%*	16,716,000	10.64%
Total U.S. Government Agency Bonds and Notes (cost - $67,601,252)			67,604,042	43.03%

Corporate Notes
$5,300,000	4/2/2018	Alphabet Inc., 2.28%*	5,298,990	3.37%
2,295,000	4/23/2018	Apple Inc., 1.88%*	2,292,110	1.46%
1,850,000	4/24/2018	Apple Inc., 1.89%*	1,847,567	1.18%
2,600,000	4/2/2018	Banco del Estado de Chile, 2.24%*	2,599,879	1.65%
4,140,000	4/20/2018	Banco del Estado de Chile (New York), 1.86%	4,140,082	2.64%
4,150,000	4/20/2018	Bank of Montreal, 1.89%*	4,145,420	2.64%
4,140,000	4/20/2018	CIBC World Markets Corp., 1.95%*	4,135,292	2.63%
1,660,000	4/2/2018	Cedar Springs Capital Company, LLC, 2.41%*	1,659,919	1.06%
2,755,000	4/19/2018	The Chiba Bank, Ltd., 2.00%	2,755,074	1.75%
6,700,000	4/2/2018	Concord Minutemen Capital Company, LLC, 2.27%*	6,699,684	4.26%
1,380,000	4/19/2018	DCAT, LLC, 1.98%*	1,378,483	0.88%
530,000	4/13/2018	The Walt Disney Company, 1.91%*	529,687	0.34%
4,150,000	4/19/2018	Exxon Mobil Corporation, 1.89%*	4,145,645	2.64%
6,700,000	4/2/2018	The Home Depot, Inc., 2.31%*	6,699,693	4.26%
2,760,000	4/26/2018	Honeywell International Inc., 1.95%*	2,755,954	1.75%
2,760,000	4/3/2018	IBM Credit LLC, 2.18%*	2,759,333	1.76%
4,045,000	4/5/2018	MetLife Short Term Funding LLC, 2.00%*	4,043,655	2.57%
2,750,000	4/4/2018	Sumitomo Mitsui Trust Bank Ltd., 1.69%	2,749,983	1.75%
4,130,000	4/4/2018	Sumitomo Mitsui Banking Corporation, 1.69%	4,129,975	2.63%
5,600,000	4/10/2018	Wal-Mart Stores Inc., 1.98%*	5,596,606	3.56%
Total Corporate Notes (cost - $70,368,774)			70,363,031	44.78%

Total investment securities (cost - $137,970,026)			$137,967,073	87.81%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

MARCH 31, 2018 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Apr 18 - Jul 18	51	$80,266	0.05%
Currencies	Jun-18	247	72,253	0.05%
Energy	Apr 18 - Jun 18	520	1,359,104	0.87%
Interest Rates	Jun 18 - Jun 20	46	19,557	0.01%
Metals	Apr 18 - Jul 18	328	(783,155)	(0.50)%
Stock Indices	Apr 18 - Jun 18	219	(780,789)	(0.50)%
Treasury Rates	Jun-18	23	16,633	0.01%

Total long futures contracts		1,434	(16,131)	(0.01)%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 18 - Sep 18	892	424,098	0.28%
Currencies	Jun-18	307	63,048	0.04%
Energy	May-18	1	(773)	0.00%
Interest Rates	Jun 18 - Mar 21	1,781	568,870	0.36%
Metals	Apr 18 - Jul 18	363	727,205	0.46%
Stock Indices	Jun-18	106	376,688	0.24%
Treasury Rates	Jun-18	336	(182,774)	(0.12)%

Total short futures contracts		3,786	1,976,362	1.26%

Total futures contracts			$1,960,231	1.25%

LONG FORWARD CONTRACTS:
Currencies	Apr 18 - Jun 18		$(133,154)	(0.08)%

SHORT FORWARD CONTRACTS:
Currencies	Apr 18 - Jun 18		122,962	0.07%

Total forward currency contracts			$(10,192)	(0.01)%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017 (Audited)

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2017 (Audited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 18 - May 18	189	$129,392	0.07%
Currencies	Mar-18	434	46,959	0.03%
Energy	Jan 18 - Mar 18	425	1,308,601	0.75%
Interest Rates	Mar 18 - Dec 20	835	(403,855)	(0.23)%
Metals	Jan 18 - May 18	649	3,198,253	1.85%
Stock Indices	Jan 18 - Mar 18	1,634	685,953	0.39%
Treasury Rates	Mar-18	218	(76,148)	(0.04)%

Total long futures contracts		4,384	4,889,155	2.82%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 18 - May 18	1,024	262,775	0.16%
Currencies	Mar-18	667	(431,850)	(0.24)%
Energy	Jan 18 - Feb 18	263	(491,960)	(0.28)%
Interest Rates	Mar 18 - Dec 20	1,144	166,547	0.10%
Metals	Jan 18 - Apr 18	268	(1,206,843)	(0.70)%
Stock Indices	Mar-18	271	(156,708)	(0.09)%
Treasury Rates	Mar-18	519	181,390	0.10%

Total short futures contracts		4,156	(1,676,649)	(0.95)%

Total futures contracts			$3,212,506	1.87%

LONG FORWARD CONTRACTS:
Currencies	Jan 18 - Mar 18		$2,038,800	1.18%

SHORT FORWARD CONTRACTS:
Currencies	Jan 18 - Mar 18		(765,648)	(0.44)%

Total forward currency contracts			$1,273,152	0.74%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

_______________

	2018	2017
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(1,332,243)	$6,929,468
Net change in unrealized	(2,535,619)	(3,505,577)
Brokerage commissions	(642,898)	(942,541)

Net gain (loss) from trading derivatives contracts	(4,510,760)	2,481,350

Gain (loss) on trading of securities
Net realized	–	141,335
Net change in unrealized	(2,804)	2,621

Net gain (loss) from trading securities	(2,804)	143,956

Gain (loss) on trading of foreign currency
Net realized	154,455	(7,091)
Net change in unrealized	(83,779)	168,466

Net gain (loss) from trading foreign currency	70,676	161,375

Total trading gains (losses)	(4,442,888)	2,786,681

NET INVESTMENT INCOME (LOSS)
Income
Interest income	552,033	188,311

Expenses
Management fee	451,307	665,675
Service fees	443,612	657,894
Advisory fee	406,307	596,108
Professional fees	198,989	268,034
Administrative fee	93,705	135,604
Incentive fee	28,662	3,529
Interest expense	9,469	–
Other expenses	60,402	68,640

Total expenses	1,692,453	2,395,484

Net investment income (loss)	(1,140,420)	(2,207,173)

NET INCOME (LOSS)	$(5,583,308)	$579,508

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2016	$256,683,259	$13,257,409	2,258,015	15,766,935	122,209,260	47,147,538	56,040,403	3,699

Capital additions	3,718,158	–	–	2,600,000	588,441	141,302	388,415	–

Capital withdrawals	(27,040,232)	(1,734,281)	(536,389)	–	(13,628,950)	(4,353,329)	(6,787,283)	–

From operations:
Net investment income (loss)	(2,207,173)	(96,021)	(10,230)	(75,963)	(1,425,761)	(323,738)	(275,432)	(28)
Net realized gain (loss) from investments (net of brokerage commissions)	6,121,171	314,869	47,964	476,728	2,851,760	1,126,527	1,303,230	93
Net change in unrealized gain (loss) from investments	(3,334,490)	(174,304)	(29,087)	(241,172)	(1,555,336)	(630,081)	(704,458)	(52)
Net income (loss) for the three months ended March 31, 2017	579,508	44,544	8,647	159,593	(129,337)	172,708	323,340	13

Balances at March 31, 2017	$233,940,693	$11,567,672	$1,730,273	$18,526,528	$109,039,414	$43,108,219	$49,964,875	$3,712

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	425,811	–	–	–	269,597	156,214	–	–

Capital withdrawals	(10,944,986)	(970,054)	–	–	(5,951,011)	(1,303,751)	(2,720,170)	–

From operations:
Net investment income (loss)	(1,140,420)	(57,074)	(2,406)	(40,631)	(806,059)	(159,006)	(75,224)	(20)

Net realized gain (loss) from investments (net of brokerage commissions)	(1,820,686)	(72,797)	(9,790)	(214,695)	(856,801)	(344,167)	(322,393)	(43)
Net change in unrealized gain (loss) from investments	(2,622,202)	(90,938)	(13,956)	(306,042)	(1,240,277)	(493,288)	(477,640)	(61)
Net income (loss) for the three months ended March 31, 2018	(5,583,308)	(220,809)	(26,152)	(561,368)	(2,903,137)	(996,461)	(875,257)	(124)

Balances at March 31, 2018	$157,114,790	$7,957,374	$852,650	$18,699,307	$74,028,713	$30,159,702	$25,413,335	$3,709

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2018 and December 31, 2017, and reported amounts of income and expenses for the three months ended March 31, 2018 and 2017. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

When available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2018 or December 31, 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2018 or December 31, 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the period ended March 31, 2018 and the year ended December 31, 2017.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2018 and December 31, 2017:

March 31, 2018	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Assets:
Futures contracts (1)	$4,531,572	$–	$–	$4,531,572
Forward currency contracts (1)	–	269,493	–	269,493
U.S. Government agency bonds and notes	–	67,604,042	–	67,604,042
Corporate notes	–	70,363,031	–	70,363,031
	$4,531,572	$138,236,566	$–	$142,768,138
Liabilities:
Futures contracts (1)	$(2,571,341)	$–	$–	$(2,571,341)
Forward currency contracts (1)	–	(279,685)	–	(279,685)
	$(2,571,341)	$(279,685)	$–	$(2,851,026)

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
Futures contracts (1)	$7,042,156	$–	$–	$7,042,156
Forward currency contracts (1)	–	2,248,858	–	2,248,858
U.S. Government agency bonds and notes	–	101,514,933	–	101,514,933
Corporate notes	–	51,991,344	–	51,991,344
	$7,042,156	$155,755,135	$–	$162,797,291
Liabilities:
Futures contracts (1)	$(3,829,650)	$–	$–	$(3,829,650)
Forward currency contracts (1)	–	(975,706)	–	(975,706)
	$(3,829,650)	$(975,706)	$–	$(4,805,356)

(1)  See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the period ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2018 and the year ended December 31, 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2018 and December 31, 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $8,041,343 and $16,699,269, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2018 and December 31, 2017, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $856,942 and $2,962,145, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of March 31, 2018 and December 31, 2017 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2018 or December 31, 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the three months ended March 31, 2018 or 2017.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2018 and 2017.

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

Total Management Fees earned by the General Partner, for the three months ended March 31, 2018 and 2017 are shown on the Statements of Income (Loss).

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2018, administrative fees for Class A and Class B Interests were $67,158 and $26,547, respectively. For the three months ended March 31, 2017, administrative fees for Class A and Class B Interests were $97,669 and $37,935, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At March 31, 2018 and December 31, 2017, the Partnership had commissions and brokerage fees payable to its introducing broker of $174,747 and $153,669, respectively, and service fees payable to Altegris Investments of $23,275 and $25,858, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2018 and 2017:

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017

Altegris Clearing Solutions - Brokerage Commission fees	$538,140	$771,787
Altegris Investments- Service fees	72,650	100,021
Total	$610,790	$871,808

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 -ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2018 and 2017 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

All Interest holders will be assessed a monthly management fee paid to Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2018, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $203,507, $80,449, $2,211, $48,483 and $71,657, respectively. For the three months ended March 31, 2017, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $296,052, $114,987, $5,155, $43,733 and $136,181, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2018, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $19, $399,300, $43,176 and $1,117, respectively. For the three months ended March 31, 2017, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $19, $588,661, $64,227 and $4,987, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts and forward currency contracts for the purpose of achieving capital appreciation. None of the Partnership’s derivative instruments are designated as hedging instruments, as defined in the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”), nor are they used for other risk management purposes. The Advisor and General Partner actively assess, manage and monitor risk exposure on derivatives on a contract basis, a sector basis (e.g., interest rate derivatives, agricultural derivatives, etc.), and on an overall basis in accordance with established risk parameters. Due to the speculative nature of the Partnership’s derivative trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading.

The following presents the fair value of derivatives contracts at March 31, 2018 and December 31, 2017. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$737,770	$(233,407)	$504,363
Currencies	195,670	(60,370)	135,300
Energy	1,384,739	(26,407)	1,358,332
Interest Rates	746,583	(158,156)	588,427
Metals	1,010,496	(1,066,445)	(55,949)
Stock Indices	439,681	(843,782)	(404,101)
Treasury Rates	16,633	(182,774)	(166,141)

	$4,531,572	$(2,571,341)	$1,960,231

Forward Currency Contracts	$269,493	$(279,685)	$(10,192)

Total Gross Fair Value of Derivatives Contracts	$4,801,065	$(2,851,026)	$1,950,039

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2018 and 2017.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended March 31, 2018

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(630,944)	$112,196
Currencies	(3,060,503)	520,191
Energy	(939,822)	541,691
Interest Rates	(321,361)	825,735
Metals	929,129	(2,047,359)
Stock Indices	342,459	(933,346)
Treasury Rates	13,414	(271,383)

	$(3,667,628)	$(1,252,275)	13,753	(1)

Forward Currency Contracts	$2,335,385	$(1,283,344)		(2)

Total gain (loss) from derivatives contracts	$(1,332,243)	$(2,535,619)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended March 31, 2017

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(167,028)	$(167,811)
Currencies	(1,549,459)	(2,262,788)
Energy	(1,506,968)	(210,996)
Interest Rates	62,846	(1,130,233)
Metals	(1,873,777)	399,137
Stock Indices	10,432,197	(514,731)
Treasury Rates	(362,687)	(126,030)

	$5,035,124	$(4,013,452)	63,012	(1)

Forward Currency Contracts	$1,894,344	$507,875		(2)

Total gain (loss) from derivatives contracts	$6,929,468	$(3,505,577)

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the year.

(2) The numbers of long contracts closed using average cost for the three months ended March 31, 2018 and 2017 were 313,248, and 531,994, respectively. The numbers of short contracts closed using average cost for average cost for the three months ended March 31, 2018 and 2017 were (303,776), and (385,857), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of March 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	269,493	(269,493)	–	–	–	–
Futures contracts	2,310,366	(1,402,821)	907,545	–	–	907,545
Total	2,579,859	(1,672,314)	907,545	–	–	907,545

Offsetting the Financial Liabilities and Derivative Liabilities
As of March 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(279,685)	269,493	(10,192)	–	–	(10,192)
Futures contracts	(1,402,821)	1,402,821	–	–	–	–
Total	(1,682,506)	1,672,314	(10,192)	–	–	(10,192)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,248,858	(975,706)	1,273,152	–	–	1,273,152
Futures contracts	5,145,538	(2,382,080)	2,763,458	–	–	2,763,458
Total	7,394,396	(3,357,786)	4,036,610	–	–	4,036,610

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2017				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(975,706)	975,706	–	–	–	–
Futures contracts	(2,382,080)	2,382,080	–	–	–	–
Total	(3,357,786)	3,357,786	–	–	–	–

(1) The Partnership posted additional collateral of $8,898,285 for 2018 and $19,661,414 for 2017, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2018

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(3.20)%	(2.98)%	(2.91)%	(3.66)%	(3.18)%	(2.98)%
Incentive fees	(0.01)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(3.21)%	(2.98)%	(2.91)%	(3.66)%	(3.18)%	(2.98)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.30%	2.40%	2.15%	5.21%	3.24%	2.42%
Incentive fees (3)	0.13%	0.00%	0.00%	0.01%	0.01%	0.00%

Total expenses	3.43%	2.40%	2.15%	5.22%	3.25%	2.42%

Net investment (loss) (1) (2)	(2.03)%	(1.10)%	(0.85)%	(3.91)%	(1.94)%	(1.11)%

	Three months ended March 31, 2017

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.37%	0.62%	0.68%	(0.09)%	0.41%	0.61%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	0.37%	0.62%	0.68%	(0.09)%	0.41%	0.61%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.23%	2.08%	5.07%	3.09%	2.30%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.25%	2.23%	2.08%	5.07%	3.09%	2.30%

Net investment (loss) (1) (2)	(2.95)%	(1.94)%	(1.78)%	(4.77)%	(2.80)%	(2.01)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2018 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2018 through May 14, 2018, the Partnership had redemptions of $3,878,094.

PART I – FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2018 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2018

During the first quarter of 2018, the Partnership achieved net realized and unrealized losses of $4,442,888 from its trading activities, net of brokerage commissions of $642,898. The Partnership accrued total expenses of $1,692,453, including $451,307 in management fees paid to the General Partner, $28,662 in incentive fees, and $642,601 in service and professional fees. The Partnership earned $552,033 in interest income during the first quarter of 2018.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2018 is set forth below.

First Quarter 2018.  In January 2018, the Partnership experienced net positive returns which were driven primarily by positioning across the portfolio. Stock indices were the largest contributors to returns with the S&P 500, Nasdaq, and Hang Seng leading the way. Currencies, commodities and fixed income were positive for performance. For currencies, long positions in the euro and emerging-market currencies generated profits which cancelled losses from a short position in the Japanese yen. For commodities, positive performance from energies offset the negative performance from precious metals. Fixed income benefited from positioning in short-term interest rates. In February 2018, the Partnership sustained negative performance as a result of losses from stock indices, commodities and currencies. Although long positions in stock indices drove the Partnership’s positive performance over the past year, they proved to be particularly challenging. Long exposure to crude and heating oil resulted in a holdback for returns in energies, while falling aluminum prices led the losses in base metals. The Partnership’s short exposure to the Japanese yen versus the US dollar was the largest detractor from returns on currencies. The Partnership’s negative return for the month was offset by profits from short exposure to interest rate futures and short silver positioning within precious metals. In March 2018, the Partnership sustained a net loss driven primarily by long positions in stock indices and base metals. US and Japanese markets led the losses in stock indices, while aluminum, zinc and nickel were the biggest detractors from performance in base metals. Falling yields weighed on net short exposure to fixed income markets, most notably positions in Eurodollar and German government bond futures. Losses sustained by the Partnership were offset by positive contributions to returns from the energies and currencies sectors. The Partnership’s largest profits were driven by the recovery in crude oil markets. Positive returns in currencies were led by the euro appreciating against the Swedish Krona and the Swiss franc weakening against the US dollar.

Three Months Ended March 31, 2017

During the first quarter of 2017, the Partnership incurred net realized and unrealized losses of $2,786,681 from its trading activities, net of brokerage commissions of $942,541. The Partnership accrued total expenses of $2,395,484 including $665,675 in management fees paid to the General Partner, $3,529 in incentive fees, and $925,928 in service and professional fees.  The Partnership earned $188,311 in interest income during the first quarter of 2017.  An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2017 is set forth below.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities.  The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2018.

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

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings.

None.

Item 1A:  Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on April 2, 2018.

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

Month	Amount Redeemed
January 31, 2018	$3,279,351
February 28, 2018	$2,767,827
March 31, 2018	$4,897,808

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

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification
31.02	Rule 13a-14(a)/15d-14(a) Certification
32.01	Section 1350 Certification
32.02	Section 1350 Certification

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

Dated: May 15, 2018

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

