Form 10-Q
period 2018-06-30
Altegris Winton Futures Fund, L.P.
filed 2018-08-13
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ___________

Commission File Number:    000-53348

ALTEGRIS WINTON FUTURES FUND, L.P.

(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1496732 (I.R.S. Employer Identification No.)

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2018 (Unaudited) and DECEMBER 31, 2017 (Audited)

_______________

	2018	2017
ASSETS
Equity in commodity broker account
Cash	$2,309,113	$–
Restricted cash	7,642,136	16,699,269
Restricted foreign currency (cost - $1,106,217 and $2,914,270)	1,093,804	2,962,145
Foreign currency (cost - $0 and $2,436,108)	–	2,476,133
Net unrealized gain on open futures contracts	1,158,615	2,763,458
Settled variation margin	1,739,398	449,048
Net unrealized gain on open forward contracts	–	1,273,152

	13,943,066	26,623,205

Cash	2,170,458	4,352,558
Investment securities at value
(cost - $138,580,973 and $153,506,426)	138,580,712	153,506,277
Interest receivable	15,411	7,599

Total assets	$154,709,647	$184,489,639

LIABILITIES
Equity in commodity broker account
Foreign currency due to broker
(proceeds - $295,785 and $0)	$292,466	$–
Net unrealized loss on open forward contracts	222,366	–

	514,832	–

Redemptions payable	3,487,533	9,213,668
Commissions payable	182,493	204,909
Service fees payable	146,427	197,719
Management fee payable	131,282	153,808
Advisory fee payable	119,001	138,735
Subscriptions received in advance	50,000	197,214
Administrative fee payable	27,215	31,500
Incentive fee payable	435	701,597
Other liabilities	437,450	433,216

Total liabilities	5,096,668	11,272,366

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,785	3,833
Limited Partners	149,609,194	173,213,440

Total partners' capital (Net Asset Value)	149,612,979	173,217,273

Total liabilities and partners' capital	$154,709,647	$184,489,639

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

JUNE 30, 2018 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$20,337,000	7/2/2018	Federal Farm Credit Bank Disc Note, 2.55%*	$20,336,039	13.59%
30,193,000	7/2/2018	Federal Home Loan Bank Disc Note, 0.00%*	30,193,000	20.18%
10,000,000	7/20/2018	Federal Home Loan Bank Disc Note, 1.69%*	9,990,650	6.68%
10,000,000	7/25/2018	Federal Home Loan Bank Disc Note, 1.72%*	9,988,050	6.68%
16,641,000	7/2/2018	Federal Home Loan Mortgage Corporation Disc Note, 2.66%*	16,640,182	11.12%

Total U.S. Government Agency Bonds and Notes (cost - $87,145,545)			87,147,921	58.25%

Corporate Notes
$2,600,000	7/2/2018	Banco del Estado de Chile, 1.91%*	$2,599,862	1.74%
4,160,000	7/13/2018	Banco del Estado de Chile, 1.97%	4,160,025	2.78%
4,165,000	7/13/2018	Bank of Montreal, 2.05%*	4,161,683	2.78%
4,160,000	7/13/2018	CIBC World Markets Corp., 1.95%*	4,156,849	2.78%
6,800,000	7/2/2018	Cedar Springs Capital Company, LLC, 2.03%*	6,799,622	4.54%
2,770,000	7/20/2018	The Chiba Bank, Ltd., 2.15%	2,770,274	1.85%
1,390,000	7/25/2018	DCAT, LLC, 2.05%*	1,387,933	0.93%
4,285,000	7/3/2018	Exxon Mobil Corporation, 1.90%*	4,284,095	2.86%
2,780,000	7/5/2018	General Electric Company, 1.91%*	2,779,115	1.86%
1,390,000	7/24/2018	Intercontinental Exchange, Inc., 2.35%*	1,388,197	0.93%
4,150,000	7/16/2018	MetLife Short Term Funding LLC, 2.01%*	4,146,067	2.77%
4,160,000	7/16/2018	PACCAR Financial Corp., 1.96%*	4,156,153	2.78%
2,843,000	7/6/2018	Sumitomo Mitsui Trust Bank Ltd., 1.95%	2,843,008	1.90%
4,280,000	7/3/2018	Sumitomo Mitsui Banking Corporation, 1.90%	4,279,988	2.86%
1,520,000	7/2/2018	Victory Receivables Corporation, 1.94%*	1,519,920	1.02%

Total Corporate Notes (cost - $51,435,428)			51,432,791	34.38%

Total investment securities (cost - $138,580,973)			$138,580,712	92.63%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

JUNE 30, 2018 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Sep 18 - Mar 19	45	$(23,060)	(0.01)%
Currencies	Sep-18	152	95,905	0.06%
Energy	Jul 18 - Sep 18	358	1,035,160	0.69%
Interest Rates	Sep 18 - Jun 21	1,360	367,416	0.25%
Metals	Jul 18 - Oct 18	249	(682,229)	(0.46)%
Stock Indices	Jul 18 - Sep 18	99	(137,691)	(0.09)%
Treasury Rates	Sep-18	100	77,312	0.05%

Total long futures contracts		2,363	732,813	0.49%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 18 - Feb 19	918	332,948	0.22%
Currencies	Sep-18	408	388,938	0.26%
Energy	Sep-18	6	(229)	0.00%
Interest Rates	Sep 18 - Jun 21	574	339,698	0.23%
Metals	Jul 18 - Oct 18	419	1,182,185	0.79%
Stock Indices	Jul 18 - Sep 18	29	575	0.00%
Treasury Rates	Sep-18	318	(78,915)	(0.05)%

Total short futures contracts		2,672	2,165,200	1.45%

Total futures contracts			$2,898,013	1.94%

LONG FORWARD CONTRACTS:
Currencies	Jul 18 - Oct 18		$(457,508)	(0.31)%

SHORT FORWARD CONTRACTS:
Currencies	Jul 18 - Oct 18		235,142	0.16%

Total forward currency contracts			$(222,366)	(0.15)%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017 (Audited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$66,520,000	1/2/2018	Federal Farm Credit Bank Disc Note, 0.00%	$66,518,158	38.40%
20,000,000	1/2/2018	Federal Home Loan Bank Disc Note, 0.00%	20,000,000	11.55%
15,000,000	1/8/2018	Federal Home Loan Bank Disc Note, 0.99%	14,996,775	8.66%

Total U.S. Government Agency Bonds and Notes (cost - $101,514,531)			101,514,933	58.61%

Corporate Notes
$4,600,000	1/11/2018	American Honda Finance Corporation, 1.43%	$4,597,611	2.65%
4,600,000	1/26/2018	Banco del Estado de Chile, 1.55%	4,600,000	2.66%
4,600,000	1/26/2018	Bank of Montreal, 1.50%*	4,595,208	2.65%
4,610,000	1/26/2018	CIBC World Markets Corp., 1.48%	4,605,261	2.66%
2,000,000	1/5/2018	The Coca-Cola Company, 1.18%	1,999,444	1.16%
275,000	1/12/2018	The Coca-Cola Company, 1.32%	274,846	0.16%
1,470,000	1/8/2018	DCAT, LLC, 1.39%	1,469,317	0.85%
4,600,000	1/12/2018	MetLife Short Term Funding LLC, 1.41%	4,597,378	2.65%
3,070,000	1/22/2018	National Rural Utilities Cooperative Finance Corp., 1.62%	3,067,188	1.77%
4,600,000	9/1/2018	PACCAR Financial Corp., 1.48%*	4,597,913	2.65%
4,600,000	1/5/2018	Sumitomo Mitsui Banking Corporation, 1.37%	4,599,893	2.66%
3,070,000	1/5/2018	Sumitomo Mitsui Trust Bank Ltd., 1.37%	3,069,929	1.77%
4,600,000	1/8/2018	3M Company, 1.49%	4,598,193	2.65%
5,320,000	1/2/2018	Wal-Mart Stores Inc., 1.24%	5,319,163	3.07%

Total Corporate Notes (cost - $51,991,895)			51,991,344	30.01%

Total investment securities (cost - $153,506,426)			$153,506,277	88.62%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
TRADING GAINS (LOSSES)

Gain (loss) on trading of derivatives contracts
Net realized	$3,662,525	$(1,963,689)	$2,330,282	$4,965,779
Net change in unrealized	725,608	(3,261,485)	(1,810,011)	(6,767,062)
Brokerage commissions	(578,866)	(849,161)	(1,221,764)	(1,791,702)

Net gain (loss) from trading derivatives contracts	3,809,267	(6,074,335)	(701,493)	(3,592,985)

Gain (loss) on trading of securities
Net realized	599	116,344	599	257,679
Net change in unrealized	2,692	2,456	(112)	5,077

Net gain (loss) from trading securities	3,291	118,800	487	262,756

Gain (loss) on trading of foreign currency
Net realized	(18,880)	107,415	135,575	100,324
Net change in unrealized	(13,215)	17,905	(96,994)	186,371

Net gain (loss) from trading foreign currency	(32,095)	125,320	38,581	286,695
Total trading gains (losses)	3,780,463	(5,830,215)	(662,425)	(3,043,534)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	660,010	303,908	1,212,043	492,219

Expenses
Management fee	405,136	595,606	856,443	1,261,281
Service fees	401,421	576,501	845,033	1,234,395
Advisory fee	366,487	538,514	772,794	1,134,622
Professional fees	199,941	248,624	398,930	516,658
Administrative fee	84,133	120,421	177,838	256,025
Interest expense	2,580	6,533	12,049	6,533
Incentive fee	435	–	29,097	3,529
Other expenses	55,118	77,370	115,520	146,010

Total expenses	1,515,251	2,163,569	3,207,704	4,559,053

Net investment income (loss)	(855,241)	(1,859,661)	(1,995,661)	(4,066,834)

NET INCOME (LOSS)	$2,925,222	$(7,689,876)	$(2,658,086)	$(7,110,368)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

Capital additions	4,678,729	–	–	2,600,000	972,145	225,302	881,282	–

Capital withdrawals	(53,968,367)	(3,045,559)	(740,582)	–	(23,376,982)	(10,204,846)	(16,600,398)	–

From operations:
Net investment income (loss)	(4,066,834)	(172,380)	(17,758)	(147,195)	(2,635,446)	(591,311)	(502,691)	(53)
Net realized gain (loss) from investments (net of brokerage commissions)	3,532,080	187,799	28,232	277,452	1,637,633	645,229	755,682	53
Net change in unrealized gain (loss) from investments	(6,575,614)	(332,452)	(51,520)	(523,062)	(3,044,935)	(1,189,374)	(1,434,162)	(109)
Net income (loss) for the six months ended June 30, 2017	(7,110,368)	(317,033)	(41,046)	(392,805)	(4,042,748)	(1,135,456)	(1,181,171)	(109)

Balances at June 30, 2017	$200,283,253	$9,894,817	$1,476,387	$17,974,130	$95,761,675	$36,032,538	$39,140,116	$3,590

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	651,511	–	–	–	475,297	176,214	–	–

Capital withdrawals	(21,597,719)	(1,450,075)	(258,565)	–	(11,799,702)	(3,869,346)	(4,220,031)	–

From operations:
Net investment income (loss)	(1,995,661)	(90,215)	(3,921)	(62,091)	(1,445,038)	(273,196)	(121,164)	(36)

Net realized gain (loss) from investments (net of brokerage commissions)	1,244,621	81,240	7,176	157,447	575,385	249,898	173,444	31
Net change in unrealized gain (loss) from investments	(1,907,046)	(54,105)	(9,869)	(216,355)	(893,053)	(368,987)	(364,634)	(43)
Net income (loss) for the six months ended June 30, 2018	(2,658,086)	(63,080)	(6,614)	(120,999)	(1,762,706)	(392,285)	(312,354)	(48)

Balances at June 30, 2018	$149,612,979	$7,635,082	$613,623	$19,139,676	$69,526,153	$28,218,283	$24,476,377	$3,785

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The Partnership’s financial statements are presented in accordance with U.S. GAAP. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2018 and December 31, 2017, and reported amounts of income and expenses for the three and six months ended June 30, 2018 and 2017, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

When available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2018 and December 31, 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2018 or December 31, 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the six month period ended June 30, 2018 and the year ended December 31, 2017.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2018 and December 31, 2017:

June 30, 2018	Level 1	Level 2	Level 3	Balance as of June 30, 2018

Assets:

Futures contracts (1)	$4,334,080	$–	$–	$4,334,080
Forward currency contracts (1)	–	329,187	–	329,187
U.S. Government agency bonds and notes	–	87,147,921	–	87,147,921
Corporate notes	–	51,432,791	–	51,432,791

	$4,334,080	$138,909,899	$–	$143,243,979

Liabilities:

Futures contracts (1)	$(1,436,067)	$–	$–	$(1,436,067)
Forward currency contracts (1)	–	(551,553)	–	(551,553)

	$(1,436,067)	$(551,553)	$–	$(1,987,620)

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017

Assets:

Futures contracts (1)	$7,042,156	$–	$–	$7,042,156
Forward currency contracts (1)	–	2,248,858		2,248,858
U.S. Government agency bonds and notes	–	101,514,933	–	101,514,933
Corporate notes	–	51,991,344	–	51,991,344

	$7,042,156	$155,755,135	$–	$162,797,291

Liabilities:

Futures contracts (1)	$(3,829,650)	$–	$–	$(3,829,650)
Forward currency contracts (1)	–	(975,706)	–	(975,706)
	$(3,829,650)	$(975,706)	$–	$(4,805,356)

(1) See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the six month period ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2018 and the year ended December 31, 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2018 and December 31, 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $7,642,136 and $16,699,269, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2018 and December 31, 2017, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $1,093,804 and $2,962,145, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As the writer of an option, the Partnership has the obligation to buy (call option) or sell (put option) the underlying instrument at the exercise price. When the Partnership writes an option, an amount equal to the premium received by the Partnership is recorded as a liability and subsequently marked to market to reflect the current value of the option written. If the written option expires unexercised, the Partnership realizes a gain in the amount of the premium received. If the Partnership enters into a closing transaction, it recognizes a gain or loss, depending on whether the cost of the purchase is less than or greater than the premium received. If the option is exercised, the Partnership will incur a loss to the extent the difference between the current market value of the underlying instrument and the exercise price exceeds the premium received.

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

As of June 30, 2018 and December 31, 2017, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2018 or December 31, 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2018 and 2017.

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

Total Management Fees earned by the General Partner, for the three and six months ended June 30, 2018 and 2017 are shown on the Statements of Income (Loss).

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2018, administrative fees for Class A Interests were $59,631 and $126,789, respectively and administrative fees for Class B Interests were $24,502 and $51,049, respectively. For the three and six months ended June 30, 2017, administrative fees for Class A Interests were $86,876 and $184,545, respectively and administrative fees for Class B Interests were $33,545 and $71,480, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At June 30, 2018 and December 31, 2017, the Partnership had commissions and brokerage fees payable to its introducing broker of $152,283 and $153,669, respectively, and service fees payable to Altegris Investments of $21,589 and $25,858, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2018 and 2017, respectively:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2018	June 30, 2018	June 30, 2017	June 30, 2017
Altegris Clearing Solutions - Brokerage Commission fees	$492,380	$1,030,520	$699,401	$1,471,188
Altegris Investments- Service fees	66,139	138,789	88,980	189,001
Total	$558,519	$1,169,309	$788,381	$1,660,189

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2018 and 2017 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2018, management fees for Class A Interests were $180,700 and $384,207, respectively, management fees for Class B Interests were $74,248 and $154,697, respectively, management fees for Original Class B Interests were $2,146 and $4,357, respectively, management fees for Special Interests were $47,084 and $95,567, respectively and management fees for Institutional Interests were $62,309 and $133,966, respectively. For the three and six months ended June 30, 2017, management fees for Class A Interests were $263,210 and $559,262, respectively, management fees for Class B Interests were $101,632 and $216,619, respectively, management fees for Original Class B Interests were $4,178 and $9,333, respectively, management fees for Special Interests were $46,014 and $89,747, respectively and management fees for Institutional Interests were $123,480 and $259,661, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2018, service fees for General Partner’s Interest, were $19 and $38, respectively, service fees for Class A Interests were $360,732 and $760,032, respectively, service fees for Original Class A Interests were $38,815 and $81,991, respectively and service fees for Institutional Interests were $1,855 and $2,972, respectively. For the three and six months ended June 30, 2017, service fees for General Partner’s Interest, were $18 and $37, respectively, service fees for Class A Interests were $517,108 and $1,105,769, respectively, service fees for Original Class A Interests were $54,262 and $118,489, respectively and service fees for Institutional Interests were $5,113 and $10,100, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2018 and December 31, 2017. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

June 30, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$557,035	$(247,147)	$309,888
Currencies	495,568	(10,725)	484,843
Energy	1,088,570	(53,639)	1,034,931
Interest Rates	721,488	(14,374)	707,114
Metals	1,379,464	(879,508)	499,956
Stock Indices	14,643	(151,759)	(137,116)
Treasury Rates	77,312	(78,915)	(1,603)

	$4,334,080	$(1,436,067)	$2,898,013

Forward Currency Contracts	$329,187	$(551,553)	$(222,366)

Total Gross Fair Value of Derivatives Contracts	$4,663,267	$(1,987,620)	$2,675,647

December 31, 2017

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$596,880	$(204,713)	$392,167
Currencies	213,479	(598,370)	(384,891)
Energy	1,359,853	(543,212)	816,641
Interest Rates	208,188	(445,496)	(237,308)
Metals	3,200,085	(1,208,675)	1,991,410
Stock Indices	1,262,437	(733,192)	529,245
Treasury Rates	201,234	(95,992)	105,242

	$7,042,156	$(3,829,650)	$3,212,506

Forward Currency Contracts	$2,248,858	$(975,706)	$1,273,152

Total Gross Fair Value of Derivatives Contracts	$9,291,014	$(4,805,356)	$4,485,658

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2018 and 2017.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended June 30, 2018

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$843,741	$(194,475)
Currencies	(422,934)	349,543
Energy	3,762,571	(323,401)
Interest Rates	(162,129)	118,687
Metals	522,086	555,905
Stock Indices	199,592	266,985
Treasury Rates	10,516	164,538

	$4,753,443	$937,782	9,158	(1)

Forward Currency Contracts	$(1,090,918)	$(212,174)		(2)

Total gain (loss) from derivatives contracts	$3,662,525	$725,608

Six Months ended June 30, 2018

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed

Futures Contracts
Agricultural	$212,968	$(82,279)
Currencies	(3,483,437)	869,734
Energy	2,822,578	218,290
Interest Rates	(483,490)	944,422
Metals	1,451,215	(1,491,454)
Stock Indices	542,051	(666,361)
Treasury Rates	23,930	(106,845)

	$1,085,815	$(314,493)	22,911	(1)

Forward Currency Contracts	$1,244,467	$(1,495,518)		(2)

Total gain (loss) from derivatives contracts	$2,330,282	$(1,810,011)

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the year.

(2) The numbers of long contracts closed using average cost for the three and six months ended June 30, 2018 were 298,596, and 308,492, respectively. The numbers of short contracts closed using average cost for average cost for the three and six months ended June 30, 2018 were (262,510), and (289,552), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of June 30, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	329,187	(329,187)	–	–	–	–
Futures contracts	2,218,872	(1,060,257)	1,158,615	–	–	1,158,615
Total	2,548,059	(1,389,444)	1,158,615	–	–	1,158,615

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2018				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward contracts	(551,553)	329,187	(222,366)	–	222,366	–
Futures contracts	(1,060,257)	1,060,257	–	–	–	–
Total	(1,611,810)	1,389,444	(222,366)	–	222,366	–

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

(1) The Partnership posted additional collateral of $8,513,574 for 2018 and $19,661,414 for 2017 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	2.04%	2.29%	2.36%	1.58%	2.08%	2.28%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	2.04%	2.29%	2.36%	1.58%	2.08%	2.28%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.37%	2.41%	2.16%	5.15%	3.21%	2.37%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.37%	2.41%	2.16%	5.15%	3.21%	2.37%

Net investment (loss) (1) (2)	(1.69)%	(0.70)%	(0.45)%	(3.47)%	(1.52)%	(0.72)%

	Six months ended June 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.23)%	(0.75)%	(0.63)%	(2.14)%	(1.16)%	(0.76)%
Incentive fees	(0.01)%	(0.00)%	(0.00)%	(0.00)%	(0.01)%	(0.00)%

Total return after incentive fees	(1.24)%	(0.75)%	(0.63)%	(2.14)%	(1.17)%	(0.76)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.31%	2.40%	2.15%	5.17%	3.22%	2.40%
Incentive fees (3)	0. 14%	0.00%	0.00%	0.02%	0.01%	(0.01)%

Total expenses	3.45%	2.40%	2.15%	5.19%	3.23%	2.39%

Net investment (loss) (1) (2)	(1.86)%	(0.90)%	(0.65)%	(3.70)%	(1.73)%	(0.93)%

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

__________

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements issued, and concluded that no events subsequent to June 30, 2018 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2018 through August 10, 2018, the Partnership had subscriptions of $49,000 and redemptions of $2,377,803. Management has determined there are no additional matters requiring disclosure.

PART I - FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2018 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2018

During the second quarter of 2018, the Partnership achieved net realized and unrealized gains of $3,780,463 from its trading activities, net of brokerage commissions of $578,866. The Partnership accrued total expenses of $1,515,251, including $405,136 in management fees paid to the General Partner, $435 in incentive fees, and $601,362 in service and professional fees. The Partnership earned $660,010 in interest income during the second quarter of 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2018 is set forth below.

Second Quarter 2018. In April 2018, the Partnership’s positive return was driven by long positioning in the energies and base metals sectors, with crude oil, heating oil and aluminum among the biggest contributors. Crude oil prices hit their highest levels since 2014 which helped boost shares of energy stocks. Net short exposure to short-term interest rates and government bonds also contributed to the Partnership’s positive return as profits accrued from Eurodollar and US Treasury futures. The Partnership’s performance in currencies and crop sectors was mixed. Returns from a short position in sugar were cancelled out by losses in wheat. In May 2018, the Partnership sustained negative performance which was driven by the currencies, crops and fixed income sectors. Currency returns were hindered by a weakening euro and a short position in the Swedish krona versus the euro. Losses in crops were led by trend reversals in sugar and cocoa, while gains from short positions in interest rates and bonds were erased as yields retreated later in the month. The Partnership’s positive return was driven primarily by energies. In June 2018, the Partnership’s positive return was driven largely by commodities, with profits from crops, precious metals and energies. The Partnership’s short positioning in crops and precious metals benefited the Partnership, particularly in soybeans, corn and gold while long positions in crude oil drove returns in energies. The Partnership’s short exposure to short-term interest rates and short-dated US government bonds in the fixed income sector also added to the Partnership’s positive performance. The Partnership’s losses for the month were largely due to short exposure to outperforming consumer discretionary stocks and a reversal in an aluminum uptrend.

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

Six Months Ended June 30, 2018

During the six months ended June 30, 2018, the Partnership incurred net realized and unrealized losses of $662,425 from its trading activities, net of brokerage commissions of $1,221,764. The Partnership accrued total expenses of $3,207,704, including $856,443 in management fees paid to the General Partner, $29,097 in incentive fees, and $1,243,963 in service and professional fees. The Partnership earned $1,212,043 in interest income during the six months ended June 30, 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2018 is set forth below.

Second Quarter 2018.  In April 2018, the Partnership’s positive return was driven by long positioning in the energies and base metals sectors, with crude oil, heating oil and aluminum among the biggest contributors. Crude oil prices hit their highest levels since 2014 which helped boost shares of energy stocks. Net short exposure to short-term interest rates and government bonds also contributed to the Partnership’s positive return as profits accrued from Eurodollar and US Treasury futures. The Partnership’s performance in currencies and crop sectors was mixed. Returns from a short position in sugar were cancelled out by losses in wheat. In May 2018, the Partnership sustained negative performance which was driven by the currencies, crops and fixed income sectors. Currency returns were hindered by a weakening euro and a short position in the Swedish krona versus the euro. Losses in crops were led by trend reversals in sugar and cocoa, while gains from short positions in interest rates and bonds were erased as yields retreated later in the month. The Partnership’s positive return was driven primarily by energies. In June 2018, the Partnership’s positive return was driven largely by commodities, with profits from crops, precious metals and energies. The Partnership’s short positioning in crops and precious metals benefited the Partnership, particularly in soybeans, corn and gold while long positions in crude oil drove returns in energies. The Partnership’s short exposure to short-term interest rates and short-dated US government bonds in the fixed income sector also added to the Partnership’s positive performance. The Partnership’s losses for the month were largely due to short exposure to outperforming consumer discretionary stocks and a reversal in an aluminum uptrend.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2018:

Month	Amount Redeemed
April 30, 2018	$3,940,827
May 31, 2018	$3,524,569
June 30, 2018	$3,187,337

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

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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

Dated: August 13, 2018

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer
RULE 13a-14(a)/15d-14(a)

