Form 10-Q
period 2018-09-30
Altegris Winton Futures Fund, L.P.
filed 2018-11-14
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2018 (Unaudited) and DECEMBER 31, 2017 (Audited)

_______________

	2018	2017
ASSETS
Equity in commodity broker account
Cash	$1,156,445	$–
Restricted cash	6,965,050	16,699,269
Restricted foreign currency (cost - $1,468,849 and $2,914,270)	1,461,997	2,962,145
Foreign currency (cost - $582,665 and $2,436,108)	579,987	2,476,133
Net unrealized gain on open futures contracts	427,629	2,763,458
Settled variation margin	816,765	449,048
Net unrealized gain on open forward contracts	–	1,273,152

	11,407,873	26,623,205

Cash	507,284	4,352,558
Investment securities at fair value (cost - $135,264,110 and $153,506,426)	135,261,866	153,506,277
Interest receivable	2,009	7,599

Total assets	$147,179,032	$184,489,639

LIABILITIES
Equity in commodity broker account
Net unrealized loss on open forward contracts	$100,520	$–

	100,520	–

Redemptions payable	1,850,819	9,213,668
Commissions payable	186,779	204,909
Subscriptions received in advance	152,000	197,214
Service fees payable	138,596	197,719
Management fee payable	127,257	153,808
Advisory fee payable	116,316	138,735
Incentive fee payable	82,076	701,597
Administrative fee payable	26,102	31,500
Other liabilities	316,897	433,216

Total liabilities	3,097,362	11,272,366

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,792	3,833
Limited Partners	144,077,878	173,213,440

Total partners' capital (Net Asset Value)	144,081,670	173,217,273

Total liabilities and partners' capital	$147,179,032	$184,489,639

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018 (Unaudited)

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$9,528,000	10/1/2018	Federal Farm Credit Bank Disc Note, 6.00%*	$9,528,000	6.61%
58,272,000	10/1/2018	Federal Home Loan Bank Disc Note, 6.00%*	58,272,000	40.44%
10,000,000	10/18/2018	Federal Home Loan Bank Disc Note, 2.00%*	9,990,040	6.93%
10,000,000	11/27/2018	Federal Home Loan Bank Disc Note, 2.12%*	9,965,960	6.92%

Total U.S. Government Agency Bonds and Notes (cost - $87,756,126)			87,756,000	60.90%

Corporate Notes
$6,640,000	10/1/2018	Banco del Estado de Chile, 2.17%*	$6,640,000	4.61%
4,070,000	10/26/2018	CIBC World Markets Corp., 2.20%*	4,063,007	2.82%
6,640,000	10/1/2018	Cedar Springs Capital Company, LLC, 2.14%*	6,640,000	4.61%
2,740,000	10/19/2018	The Chiba Bank, Ltd., 2.20%	2,740,094	1.90%
6,640,000	10/1/2018	General Electric Company, 2.18%*	6,640,000	4.61%
6,640,000	10/1/2018	Intercontinental Exchange, Inc., 2.15%*	6,640,000	4.61%
2,750,000	10/2/2018	PACCAR Financial Corp., 2.17%*	2,749,336	1.91%
1,001,000	10/1/2018	Thunder Bay Funding, LLC, 2.14%*	1,001,000	0.69%
5,200,000	10/22/2018	Thunder Bay Funding, LLC, 2.19%*	5,193,356	3.60%
5,200,000	10/1/2018	Walmart Inc., 2.13%*	5,199,073	3.61%

Total Corporate Notes (cost - $47,507,984)			47,505,866	32.97%

Total investment securities (cost - $135,264,110)			$135,261,866	93.87%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

SEPTEMBER 30, 2018 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Nov 18 - Mar 19	59	$(161,363)	(0.10)%
Currencies	Dec-18	219	124,140	0.09%
Energy	Oct 18 - Dec 18	163	397,496	0.28%
Interest Rates	Dec 18 - Sep 21	2,032	(487,227)	(0.34)%
Metals	Oct 18 - Jan 19	309	(277,565)	(0.19)%
Stock Indices	Oct 18 - Dec 18	208	266,710	0.19%
Treasury Rates	Dec-18	135	(281,728)	(0.20)%

Total long futures contracts		3,125	(419,537)	(0.27)%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 18 - Apr 19	841	511,902	0.36%
Currencies	Dec-18	759	549,914	0.38%
Energy	Oct 18 - Dec 18	68	(114,905)	(0.08)%
Interest Rates	Dec 18 - Sep 21	245	80,364	0.06%
Metals	Oct 18 - Jan 19	367	467,649	0.32%
Stock Indices	Oct 18 - Dec 18	116	33,585	0.02%
Treasury Rates	Dec-18	252	135,422	0.09%

Total short futures contracts		2,648	1,663,931	1.15%

Total futures contracts			$1,244,394	0.88%

LONG FORWARD CONTRACTS:
Currencies	Oct 18 - Dec 18		$269,135	0.19%

SHORT FORWARD CONTRACTS:
Currencies	Oct 18 - Dec 18		(369,655)	(0.26)%

Total forward currency contracts			$(100,520)	(0.07)%

*Futures contracts include settled variation margin.

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

*Futures contracts include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$2,983,220	$(834,219)	$5,313,502	$4,131,560
Net change in unrealized	(1,531,773)	2,275,712	(3,341,784)	(4,491,350)
Brokerage commissions	(554,829)	(730,617)	(1,776,593)	(2,522,319)

Net gain (loss) from trading derivatives contracts	896,618	710,876	195,125	(2,882,109)

Gain (loss) on trading of securities
Net realized	–	–	599	257,679
Net change in unrealized	(1,983)	(2,440)	(2,095)	2,637

Net gain (loss) from trading securities	(1,983)	(2,440)	(1,496)	260,316

Gain (loss) on trading of foreign currency
Net realized	(24,109)	112,670	111,466	212,994
Net change in unrealized	(436)	(8,422)	(97,430)	177,949

Net gain (loss) from trading foreign currency	(24,545)	104,248	14,036	390,943

Total trading gains (losses)	870,090	812,684	207,665	(2,230,850)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	707,806	495,225	1,919,849	1,044,746

Expenses
Management fee	385,659	514,059	1,242,102	1,775,340
Service fees	377,781	515,040	1,222,814	1,749,435
Advisory fee	351,428	462,337	1,124,222	1,596,959
Professional fees	193,483	234,897	592,413	751,555
Incentive fee	82,076	151	111,173	3,680
Administrative fee	79,359	105,618	257,197	361,643
Interest expense	2,671	21,240	14,720	85,075
Other expenses	29,579	62,935	145,099	208,947

Total expenses	1,502,036	1,916,277	4,709,740	6,532,634

Net investment income (loss)	(794,230)	(1,421,052)	(2,789,891)	(5,487,888)

NET INCOME (LOSS)	$75,860	$(608,368)	$(2,582,226)	$(7,718,738)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

Capital additions	5,224,540	56,487	–	2,600,000	1,316,945	304,402	946,706	–

Capital withdrawals	(71,812,088)	(3,591,798)	(1,320,585)	–	(33,350,011)	(12,830,480)	(20,719,214)	–

From operations:
Net investment income (loss)	(5,487,888)	(231,216)	(22,008)	(198,666)	(3,610,627)	(786,669)	(638,632)	(70)
Net realized gain (loss) from investments (net of brokerage commissions)	2,079,914	118,876	15,713	153,208	938,130	385,600	468,361	26
Net change in unrealized gain (loss) from investments	(4,310,764)	(224,491)	(35,025)	(331,732)	(1,942,020)	(774,017)	(1,003,407)	(72)
Net income (loss) for the nine months ended September 30, 2017	(7,718,738)	(336,831)	(41,320)	(377,190)	(4,614,517)	(1,175,086)	(1,173,678)	(116)

Balances at September 30, 2017	$182,376,973	$9,385,267	$896,110	$17,989,745	$85,561,677	$33,446,374	$35,094,217	$3,583

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	1,192,392	–	–	–	864,797	286,595	41,000	–

Capital withdrawals	(27,745,769)	(2,110,068)	(258,565)	–	(15,861,795)	(5,209,915)	(4,305,426)	–

From operations:
Net investment income (loss)	(2,789,891)	(120,818)	(4,948)	(82,162)	(2,040,428)	(377,406)	(164,078)	(51)
Net realized gain (loss) from investments (net of brokerage commissions)	3,648,974	201,903	17,105	467,125	1,691,323	701,539	569,887	92
Net change in unrealized gain (loss) from investments	(3,441,309)	(131,332)	(16,207)	(414,025)	(1,604,736)	(657,327)	(617,600)	(82)
Net income (loss) for the nine months ended September 30, 2018	(2,582,226)	(50,247)	(4,050)	(29,062)	(1,953,841)	(333,194)	(211,791)	(41)

Balances at September 30, 2018	$144,081,670	$6,987,922	$616,187	$19,231,613	$65,662,425	$27,047,186	$24,532,545	$3,792

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2018 and December 31, 2017, and reported amounts of income and expenses for the three and nine months ended September 30, 2018 and 2017, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

When available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2018 and December 31, 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of U.S. treasury obligations is generally based on quoted prices. U.S. treasury obligations are categorized in Level 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2018 or December 31, 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2018 and the year ended December 31, 2017.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2018 and December 31, 2017:

				Balance as of
September 30, 2018	Level 1	Level 2	Level 3	September 30, 2018
Assets:
Futures contracts (1)*	$3,438,945	$–	$–	$3,438,945
Forward currency contracts (1)	–	403,251	–	403,251
U.S. Government agency bonds and notes	–	87,756,000	–	87,756,000
Corporate notes	–	47,505,866	–	47,505,866
	$3,438,945	$135,665,117	$–	$139,104,062
Liabilities:
Futures contracts (1)*	$(2,194,551)	$–	$–	$(2,194,551)
Forward currency contracts (1)	–	(503,771)	–	(503,771)
	$(2,194,551)	$(503,771)	$–	$(2,698,322)

				Balance as of
December 31, 2017	Level 1	Level 2	Level 3	December 31, 2017
Assets:
Futures contracts (1)*	$7,042,156	$–	$–	$7,042,156
Forward currency contracts (1)	–	2,248,858	–	2,248,858
U.S. Government agency bonds and notes	–	101,514,933	–	101,514,933
Corporate notes	–	51,991,344	–	51,991,344
	$7,042,156	$155,755,135	$–	$162,797,291
Liabilities:
Futures contracts (1)*	$(3,829,650)	$–	$–	$(3,829,650)
Forward currency contracts (1)	–	(975,706)	–	(975,706)
	$(3,829,650)	$(975,706)	$–	$(4,805,356)

(1)  See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

*  Futures contracts include settled variation margin.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the nine month period ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2018 and the year ended December 31, 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2018 and December 31, 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $6,965,050 and $16,699,269, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2018 and December 31, 2017, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $1,461,997 and $2,962,145, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of September 30, 2018 and December 31, 2017, the Partnership did not hold any option contracts.

F. Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the initial margin. Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in settled variation margin on the Statements of Financial Condition. Due to broker amounts on the Statements of Financial Condition represent the amount of any short fall in the Fund's required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

G. Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2018 and December 31, 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2018 or December 31, 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2014.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2018 and 2017.

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

Total Management Fees earned by the General Partner, for the three and nine months ended September 30, 2018 and 2017 are shown on the Statements of Income (Loss).

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2018, administrative fees for Class A Interests were $56,449 and $183,238, respectively and administrative fees for Class B Interests were $22,910 and $73,959, respectively. For the three and nine months ended September 30, 2017, administrative fees for Class A Interests were $76,560 and $261,105, respectively and administrative fees for Class B Interests were $29,058 and $100,538, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At September 30, 2018 and December 31, 2017, the Partnership had commissions and brokerage fees payable to its introducing broker of $152,141 and $153,669, respectively, and service fees payable to Altegris Investments of $20,225 and $25,858, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition also includes fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017

Altegris Clearing Solutions - Brokerage Commission fees	$467,792	$1,498,312	$579,343	$2,050,530

Altegris Investments - Service fees	61,559	200,348	81,199	270,200
Total	$529,351	$1,698,660	$660,542	$2,320,730

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) also includes fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2018 and 2017 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2018, management fees for Class A Interests were $171,058 and $555,265, respectively, management fees for Class B Interests were $69,424 and $224,121, respectively, management fees for Original Class B Interests were $1,538 and $5,895, respectively, management fees for Special Interests were $47,987 and $143,554, respectively and management fees for Institutional Interests were $61,421 and $195,387, respectively. For the three and nine months ended September 30, 2017, management fees for Class A Interests were $231,999 and $791,261, respectively, management fees for Class B Interests were $88,057 and $304,676, respectively, management fees for Original Class B Interests were $3,069 and $12,402, respectively, management fees for Special Interests were $45,192 and $134,939, respectively and management fees for Institutional Interests were $94,020 and $353,681, respectively.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2018, service fees for General Partner’s Interest, were $19 and $57, respectively, service fees for Class A Interests were $339,243 and $1,099,275, respectively, service fees for Original Class A Interests were $36,644 and $118,635, respectively and service fees for Institutional Interests were $1,875 and $4,847, respectively. For the three and nine months ended September 30, 2017, service fees for General Partner’s Interest, were $18 and $55, respectively, service fees for Class A Interests were $460,383 and $1,566,152, respectively, service fees for Original Class A Interests were $49,202 and $167,691, respectively and service fees for Institutional Interests were $5,437 and $15,537, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at September 30, 2018 and December 31, 2017. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

September 30, 2018

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value
Futures Contracts*
Agriculture	$648,014	$(297,475)	$350,539
Currencies	789,915	(115,861)	674,054
Energy	448,115	(165,524)	282,591
Interest Rates	132,349	(539,212)	(406,863)
Metals	963,242	(773,158)	190,084
Stock Indices	321,888	(21,593)	300,295
Treasury Rates	135,422	(281,728)	(146,306)

	$3,438,945	$(2,194,551)	$1,244,394

Forward Currency Contracts	$403,251	$(503,771)	$(100,520)

Total Gross Fair Value of Derivatives Contracts	$3,842,196	$(2,698,322)	$1,143,874

December 31, 2017

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*
Agriculture	$596,880	$(204,713)	$392,167
Currencies	213,479	(598,370)	(384,891)
Energy	1,359,853	(543,212)	816,641
Interest Rates	208,188	(445,496)	(237,308)
Metals	3,200,085	(1,208,675)	1,991,410
Stock Indices	1,262,437	(733,192)	529,245
Treasury Rates	201,234	(95,992)	105,242

	$7,042,156	$(3,829,650)	$3,212,506

Forward Currency Contracts	$2,248,858	$(975,706)	$1,273,152

Total Gross Fair Value of Derivatives Contracts	$9,291,014	$(4,805,356)	$4,485,658

* Futures contracts include settled variation margin.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2018 and 2017.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended September 30, 2018

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$929,911	$40,651
Currencies	773,418	189,211
Energy	204,031	(752,340)
Interest Rates	424,133	(1,113,977)
Metals	1,861,140	(309,872)
Stock Indices	(111,857)	437,411
Treasury Rates	(9,906)	(144,703)

	$4,070,870	$(1,653,619)	8,141	(1)

Forward Currency Contracts	$(1,087,650)	$121,846		(2)

Total gain (loss) from derivatives contracts	$2,983,220	$(1,531,773)

Nine Months ended September 30, 2018

Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$1,142,879	$(41,628)
Currencies	(2,710,019)	1,058,945
Energy	3,026,609	(534,050)
Interest Rates	571,639	(169,555)
Metals	3,312,355	(1,801,326)
Stock Indices	(200,802)	(228,950)
Treasury Rates	14,024	(251,548)

	$5,156,685	$(1,968,112)	31,052	(1)

Forward Currency Contracts	$156,817	$(1,373,672)		(2)

Total gain (loss) from derivatives contracts	$5,313,502	$(3,341,784)

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the year.

(2) The numbers of long contracts closed using average cost for the three and nine months ended September 30, 2018 were 273,016, and 299,964, respectively. The numbers of short contracts closed using average cost for average cost for the three and nine months ended September 30, 2018 were (225,878), and (272,833), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended September 30, 2017

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(685,294)	$317,746
Currencies	(411,535)	94,496
Energy	(1,360,015)	695,257
Interest Rates	(514,345)	(42,459)
Metals	(990,808)	(110,752)
Stock Indices	2,049,460	2,283,004
Treasury Rates	40,656	(269,727)

	$(1,871,881)	$2,967,565	13,834	(1)

Forward Currency Contracts	$1,037,662	$(691,853)		(2)

Total gain (loss) from derivatives contracts	$(834,219)	$2,275,712

Nine Months ended September 30, 2017

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$835,940	$(378,933)
Currencies	(7,427,155)	(1,123,154)
Energy	(4,547,600)	56,105
Interest Rates	(2,063,633)	(1,726,659)
Metals	(3,769,281)	31,884
Stock Indices	18,225,869	274,886
Treasury Rates	(1,174,617)	(516,024)
	$79,523	$(3,381,895)	49,571	(1)

Forward Currency Contracts	$4,052,037	$(1,109,455)		(2)

Total gain (loss) from derivatives contracts	$4,131,560	$(4,491,350)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statements of Financial Condition
As of September 30, 2018

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	403,251	(403,251)	–	–	–	–
Futures contracts*	1,950,038	(1,522,409)	427,629	–	–	427,629
Total	2,353,289	(1,925,660)	427,629	–	–	427,629

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statements of Financial Condition
As of September 30, 2018

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(503,771)	403,251	(100,520)	–	100,520	–
Futures contracts*	(1,522,409)	1,522,409	–	–	–	–
Total	(2,026,180)	1,925,660	(100,520)	–	100,520	–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017

Description	Gross Amounts of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	2,248,858	(975,706)	1,273,152	–	–	1,273,152
Futures contracts*	5,145,538	(2,382,080)	2,763,458	–	–	2,763,458
Total	7,394,396	(3,357,786)	4,036,610	–	–	4,036,610

Offsetting the Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2017

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(975,706)	975,706	–	–	–	–
Futures contracts*	(2,382,080)	2,382,080	–	–	–	–
Total	(3,357,786)	3,357,786	–	–	–	–

(1) The Partnership posted additional collateral of $8,326,527 for 2018 and $19,661,414 for 2017, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

* Futures contracts excludes settled variation margin.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended September 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.23%	0.47%	0.54%	(0.23)%	0.27%	0.47%
Incentive fees	(0.06)%	(0.05)%	(0.06)%	(0.05)%	(0.06)%	(0.06)%

Total return after incentive fees	0.17%	0.42%	0.48%	(0.28)%	0.21%	0.41%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.31%	2.13%	2.11%	5.12%	3.15%	2.39%
Incentive fees (3)	0.05%	0.05%	0.05%	0.06%	0.06%	0.05%

Total expenses	3.36%	2.18%	2.16%	5.18%	3.21%	2.44%

Net investment (loss) (1) (2)	(1.42)%	(0.40)%	(0.20)%	(3.23)%	(1.26)%	(0.48)%

	Nine months ended September 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.01)%	(0.28)%	(0.09)%	(2.37)%	(0.91)%	(0.30)%
Incentive fees	(0.06)%	(0.06)%	(0.06)%	(0.05)%	(0.06)%	(0.06)%

Total return after incentive fees	(1.07)%	(0.34)%	(0.15)%	(2.42)%	(0.97%	(0.36)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.31%	2.36%	2.14%	5.15%	3.20%	2.39%
Incentive fees (3)	0.20%	0.05%	0.05%	0.07%	0.06%	0.03%

Total expenses	3.51%	2.41%	2.19%	5.22%	3.26%	2.42%

Net investment (loss) (1) (2)	(1.72)%	(0.77)%	(0.50)%	(3.55)%	(1.58)%	(0.78)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements issued, and concluded that no events subsequent to September 30, 2018 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2018 through November 13, 2018, the Partnership had subscriptions of $150,596 and redemptions of $6,208,785. Management has determined there are no additional matters requiring disclosure.

PART I - FINANCIAL INFORMATION (continued)

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2018 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2018

During the third quarter of 2018, the Partnership achieved net realized and unrealized gains of $870,090 from its trading activities, net of brokerage commissions of $554,829. The Partnership accrued total expenses of $1,502,036, including $385,659 in management fees paid to the General Partner, $82,076 in incentive fees, and $571,264 in service and professional fees. The Partnership earned $707,806 in interest income during the third quarter of 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2018 is set forth below.

Third Quarter 2018. In July 2018, the Partnership posted a small negative return during July as profits from metals and soft commodities were partly offset by losses from energies and fixed income. Metals were the biggest positive contributor to returns, with the Partnership’s short positioning benefiting from downtrends in gold, silver and copper. All three markets fell to their lowest levels in more than a year. Short exposure to sugar and lean hogs, meanwhile, drove gains in soft commodities. In terms of detractors from performance, falling energy and bond markets proved counterproductive due to the Partnership’s net long positions in the two sectors. In August 2018, commodity markets drove the Partnership’s positive performance, with short positions in precious metals and crops accounting for most of the profits, particularly silver, gold and soybeans. Bonds were another notable contributor to performance due to long positions in German and US government bonds. Returns in currencies were mixed, but counterproductive overall. The Partnership gained from short positions in developed market currency pairs such as the Swedish krona against the euro and the euro against the US dollar. But these profits were erased by long positions in emerging market currencies such as the Indian rupee, South African rand and Russian ruble. In September 2018, the Partnership delivered a small loss on the month after gains in currencies, energies and crops were cancelled out by losses in the fixed income and base metals sectors. A longstanding short position in the Japanese yen was the largest individual contributor to performance, but positioning in other currencies proved less favorable, most notably a short position in the Swedish krona versus the euro and a long position in the Indian rupee. The latter weakened to an all-time low against the greenback during the month. Long positions in energies and short positions in crops were also profitable, particularly crude oil and cocoa. In terms of detractors from returns, long positions in German and US government bonds led the losses in fixed income, while positioning in aluminum and copper weighed on returns in base metals.

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

Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, the Partnership incurred net realized and unrealized losses of $207,665 from its trading activities, net of brokerage commissions of $1,776,593. The Partnership accrued total expenses of $4,709,740, including $1,242,102 in management fees paid to the General Partner, $111,173 in incentive fees, and $1,815,227 in service and professional fees. The Partnership earned $1,919,849 in interest income during the nine months ended September 30, 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2018 is set forth below.

Third Quarter 2018. In July 2018, the Partnership posted a small negative return during July as profits from metals and soft commodities were partly offset by losses from energies and fixed income. Metals were the biggest positive contributor to returns, with the Partnership’s short positioning benefiting from downtrends in gold, silver and copper. All three markets fell to their lowest levels in more than a year. Short exposure to sugar and lean hogs, meanwhile, drove gains in soft commodities. In terms of detractors from performance, falling energy and bond markets proved counterproductive due to the Partnership’s net long positions in the two sectors. In August 2018, commodity markets drove the Partnership’s positive performance, with short positions in precious metals and crops accounting for most of the profits, particularly silver, gold and soybeans. Bonds were another notable contributor to performance due to long positions in German and US government bonds. Returns in currencies were mixed, but counterproductive overall. The Partnership gained from short positions in developed market currency pairs such as the Swedish krona against the euro and the euro against the US dollar. But these profits were erased by long positions in emerging market currencies such as the Indian rupee, South African rand and Russian ruble. In September 2018, the Partnership delivered a small loss on the month after gains in currencies, energies and crops were cancelled out by losses in the fixed income and base metals sectors. A longstanding short position in the Japanese yen was the largest individual contributor to performance, but positioning in other currencies proved less favorable, most notably a short position in the Swedish krona versus the euro and a long position in the Indian rupee. The latter weakened to an all-time low against the greenback during the month. Long positions in energies and short positions in crops were also profitable, particularly crude oil and cocoa. In terms of detractors from returns, long positions in German and US government bonds led the losses in fixed income, while positioning in aluminum and copper weighed on returns in base metals.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2018.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2017 are not material.

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

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings.

None.

Item 1A:  Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 31, 2018.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The requested information has been previously reported on Form 8-K.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners.  The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2018:

Month	Amount Redeemed
July 31, 2018	$2,377,821
August 31, 2018	$1,919,409
September 30, 2018	$1,850,819

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

Dated: November 14, 2018

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer
RULE 13a-14(a)/15d-14(a)

