Form 10-K
period 2018-12-31
Altegris Winton Futures Fund, L.P.
filed 2019-03-29
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of February 28, 2019, the aggregate net asset value of the Interests in the Partnership before redemptions was $120,766,134. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

SGAS paid, during 2018, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

The Partnership generally pays its operating expenses as they are incurred. A fixed administrative fee is charged to Class A and Class B Interests and paid to the General Partner equal to 0.0275% of the management fee net asset value of the month-end capital account balance of all such Class A and Class B Interests (0.333% per annum).

(d)	Regulation

The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers,” “swap dealers,” “major swap participants” and, in most cases, their respective associated persons, as well as “floor brokers” and “floor traders.” The Commodity Exchange Act requires commodity pool operators such as the General Partner, commodity trading advisors such as the Advisor and commodity brokers or FCMs such as SGAS and introducing brokers such as the Introducing Broker to be registered and to comply with various reporting and record keeping requirements. CFTC regulations also require FCMs and certain introducing brokers to maintain a minimum level of net capital. In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. Similar position limits may in the future be put in place with respect to swaps that are exchange- traded or are economically equivalent to exchange-traded swaps or futures contracts. All accounts owned or managed by the Advisor will be combined for position limit purposes. The Advisor could be required to liquidate positions held for the Partnership in order to comply with such limits. Any such liquidation could result in substantial costs to the Partnership. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to hit its daily price limit for several days in a row, making it impossible for the Advisor to liquidate a position and thereby experiencing a dramatic loss. Certain deliverable currency forward contracts are subject to limited regulation in the United States, including reporting and recordkeeping requirements.

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

Deliverable currency forward contracts are currently subject to only limited regulation in the United States. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010, and gave the CFTC jurisdiction over non-deliverable currency forward contracts. The Reform Act mandates that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses, and the CFTC may impose such a requirement on non- deliverable currency forward contracts. The mandates imposed by the Reform Act may result in the Partnership bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees with respect to any swaps entered into by the Partnership.

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

As of February 28, 2019 the Partnership had 1,390 holders of Interests.

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

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Partnership did not sell any unregistered securities within the past three years which have not previously been included in the Partnership’s Quarterly Reports on Form 10-Q.

(f)	Issuer Purchases of Equity Securities

Pursuant to the Limited Partnership Agreement, Limited Partners may redeem their Interests in the Partnership as of the end of any calendar month upon fifteen (15) days’ written notice to the General Partner. The redemption of capital from capital accounts by Limited Partners has no impact on the value of the capital accounts of other Limited Partners.

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2018:

Month Ended	Amount Redeemed
October 31, 2018	$6,075,977
November 30, 2018	5,638,524
December 31, 2018	1,407,379
Total	$12,121,880

ITEM 6: SELECTED FINANCIAL DATA

Revenue:	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Total net realized and unrealized gains (losses)	$(2,193,035)	$14,912,353	$5,074,486	$11,958,486	$69,873,095
Interest Income	2,660,453	1,524,072	736,778	415,355	375,189
Expenses:
Management fee	1,598,989	2,248,002	3,279,777	3,921,148	4,603,469
Advisory fee	1,449,919	2,023,487	2,882,993	3,400,219	4,005,501
Administrative fee	330,996	458,380	677,177	823,872	959,609
Service fees	1,558,070	2,229,530	3,256,998	3,734,936	4,245,801
Incentive fee	111,204	705,276	180,109	4,373,262	12,826,879
Professional fees	805,372	891,332	1,153,032	1,260,052	1,411,772
Brokerage commissions	2,290,596	3,197,579	4,590,391	5,427,184	6,413,798
Offering expense (1)
Interest expense	16,999	105,647	63,638	47,417	25,326
Other expenses	139,036	271,296	312,490	482,063	519,555
Net income (loss)	(7,833,763)	4,305,896	(10,585,341)	(11,096,312)	35,236,574
Total assets	$130,732,759	$184,489,639	$268,564,665	$336,856,881	$409,548,229
Total Net Asset Value	$126,006,040	$173,217,273	$256,683,259	$325,307,634	$374,794,900

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2018 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Contracts currently traded by the Advisor on behalf of the Partnership include exchange-traded futures contracts and over-the-counter forward currency contracts. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions because, in over-the- counter transactions, the Partnership must rely solely on the credit of its trading counterparties, whereas exchange-traded contracts are generally, but not universally, backed by the collective credit of the members of the exchange. The credit risk from counterparty non-performance associated with the Partnership’s over-the- counter forward currency transactions is the net unrealized gain on such contracts plus related collateral held by the counterparty.

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

Performance Summary

2018

During 2018, the Partnership achieved net realized and unrealized [gains/losses] of ($4,483,631) from all trading; [gains/losses] of ($4,326,287) from trading of derivatives including brokerage commissions of $2,290,596. The Partnership accrued total expenses of $6,010,585, including $11,204 in incentive fees, $1,598,989 in management fees paid to the General Partner, and $2,363,442 in service and professional fees. The Partnership earned $2,660,453 in interest income during 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2018 is set forth below.

Fourth Quarter 2018. In October 2018, the Partnership posted a negative return. Detractions from performance due to the stock market selloff were limited due to lower exposure at the start of the month, however commodity markets proved challenging. The reversal of long downward trends in sugar and coffee, and long positions in base metals and energies drove losses. Currencies were a bright spot, benefiting from long USD positions against most major currencies. Fixed income sectors were profitable due to long exposure to short- term interest rates and developed market government bonds. In November 2018, the Partnership posted a positive return. The positive return was driven by profits in commodities and fixed income, with the energy sector standing out. Long positions in natural gas delivered the largest contributions as the market soared 40% intra-month. In fixed income, the more dovish stance from the US Federal Reserve benefited mostly long positioning in bonds and short-term interest rates. In December 2018, the Partnership posted a negative return. Profits from energies, agriculture, and fixed income sectors were erased by losses in currencies, metals, and stock indices. At the same time, long USD positions detracted from performance as the USD weakened over the period. Long positions in copper and stock indices also detracted from performance.

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

First Quarter 2018. In January 2018, the Partnership experienced net positive returns which were driven primarily by positioning across the portfolio. Stock indices were the largest contributors to returns with the S&P 500, Nasdaq, and Hang Seng leading the way. Currencies, commodities and fixed income were positive for performance. For currencies, long positions in the euro and emerging-market currencies generated profits which cancelled losses from a short position in the Japanese yen. For commodities, positive performance from energies offset the negative performance from precious metals. Fixed income benefited from positioning in short-term interest rates. In February 2018, the Partnership sustained negative performance as a result of losses from stock indices, commodities and currencies. Although long positions in stock indices drove the Partnership’s positive performance over the past year, they proved to be particularly challenging. Long exposure to crude and heating oil resulted in a holdback for returns in energies, while falling aluminum prices led the losses in base metals. The Partnership’s short exposure to the Japanese yen versus the US dollar was the largest detractor from returns n currencies. The Partnership’s negative return for the month was offset by profits from short exposure to interest rate futures and short silver positioning within precious metals. In March 2018, the Partnership sustained a net loss driven primarily by long positions in stock indices and base metals. US and Japanese markets led the losses in stock indices, while aluminum, zinc and nickel were the biggest detractors from performance in base metals. Falling yields weighed on net short exposure to fixed income markets, most notably positions in Eurodollar and German government bond futures. Losses sustained by the Partnership were offset by positive contributions to returns from the energies and currencies sectors. The Partnership’s largest profits were driven by the recovery in crude oil markets. Positive returns in currencies were led by the euro appreciating against the Swedish Krona and the Swiss franc weakening against the US dollar.

14

2017

During 2017, the Partnership achieved net realized and unrealized [gains/losses] of $11,714,774 from all trading; [gains/losses] of $11,047,407 from trading of derivatives including brokerage commissions of $ 3,197,579. The Partnership accrued total expenses of $8,932,950, including $705,276 in incentive fees, $ 2,248,002 in management fees paid to the General Partner, and $3,120,862 in service and professional fees. The Partnership earned $1,524,072 in interest income during 2017. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2017 is set forth below.

Fourth Quarter 2017. The Partnership enjoyed positive performance in October 2017. Global stock markets continued to trend upwards, as the S&P 500 made new ground and the Nikkei 225 reached its highest point in more than 20 years. A positive US earnings season and the re-election of Shinzo Abe as Prime Minister of Japan contributed to the upward trend in global stock markets. Speculation over Janet Yellen’s successor as chair of the Federal Reserve led to yields on US 10-year Treasuries hitting a seven-month high and strengthening the US dollar versus most major currencies. Although gold did not perform as well in October 2017, Brent oil rose above $60 a barrel for the first time since July 2015 reportedly due to hopes that major oil producers would cut supply. Performance in October 2017 was driven largely by gains across the stock indices, commodities, single-stock equities and fixed income sectors. The Partnership continued to profit from rising equity markets, with the S&P 500 and Nikkei 225 being the top individual contributors to performance. In commodities, energies were the primary driver for performance as a result of short positions in natural gas and long positions in Brent oil. Meanwhile, bunds and Euribor in the European government bond and short-term interest rate markets produced profits for the Partnership in fixed income. The only sector that made a notable loss was currencies. The Partnerships long positions in the Canadian dollar, euro and emerging markets diminished profits from short exposure to the Japanese yen and Swiss franc. In November 2017, the Partnership enjoyed slightly positive returns. Global equities rose for the 13th consecutive month and the S&P 500 hit a record high. However, regional stock market returns were mixed. European indices drifted lower over the course of the month and the Hang Seng pared earlier gains after a selloff in stocks listed on the Chinese mainland. Data showed that US inflation increased while the yields on US 10-year Treasuries increased. Meanwhile the euro and British pound appreciated against the US dollar in light of progressive Brexit negotiations and signs of the Germany economy strengthening. In commodities, WTI crude oil prices rose above $64 a barrel for the first time since June 2015 head of an OPEC agreement to extend production cuts to the end of 2018. The biggest contributor to slightly positive returns were stock indices, specifically long positions in US and Japanese indices which offset losses from Europe. The Partnership also benefited from fixed income sectors, primarily due to short positions in short-dated US Treasury futures. However, the Partnership sustained losses from energies and its’ long exposure to base metals. Lingering investor concerns over the outlook for Chinese economic growth contributed to falling prices of aluminum, nickel and copper. In December 2017, the Partnership sustained positive performance. Global equities continued to rise as the long- awaited US tax reform was signed into law and policymakers at the Federal Reserve raised rates for the third time in 2017. The emerging market currencies and commodity markets had noteworthy moves in December 2017. The Mexican peso fell to a nine-month low versus the US dollar amid a corruption scandal, while the South African rand rallied against the greenback. In commodities, the copper and aluminum markets soared. WTI crude oil prices rose above $60 a barrel for the first time since June 2015. Overall, the Partnership’s profits were primarily driven by commodities, stock indices and currencies in December 2017. The Partnership’s long positions in base metals and energies led the positive gains in commodities. At the same time, the S&P 500 and the FTSE 100 led the Partnership’s long positioning in stock indices. The results in currencies were mixed and the only notable detractor from the Partnership’s performance was precious metals.

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

Second Quarter 2017. In April 2017, The Partnership sustained negative performance which was driven by losses in currencies and fixed income. A short position in the euro was the largest individual detractor from returns, with the euro-US dollar exchange rate reaching its highest level since the beginning of November 2016. The appreciating British pound also cost some performance. In fixed income, losses were led by short positions in Eurodollar futures and longer-dated US government bonds against a backdrop of easing US inflation expectations. The Partnership was net long in the fixed income sectors, having been short since November. Other detractors from returns included positions in the energies and metals sectors, most notably gasoline, aluminum and gold. In terms of positive contributors to performance, positioning in stock indices and soft commodities were profitable. Equity markets maintaining their upward trend benefited the Partnership’s long exposure to stock indices, particularly the S&P 500, NASDAQ and Euro Stoxx 50. Meanwhile in soft commodities, profits were driven by short positions in falling crops markets and long positions in rising livestock markets. In May 2017, The Partnership’s positive return was driven by long positions in stock indices, most notably the S&P 500 and the NASDAQ. Outside of indices, crops were the only sector to make a noteworthy contribution to returns, with profits coming from short positions in soybeans and sugar. Currencies, energies and precious metals reduced the Partnership’s gains during the month. Losses in currencies were driven by short positions in the euro and the Japanese yen. The Partnership reduced the euro position during the month but increased short exposure to the yen. In energies, the Partnership’s mostly long positions detracted from performance, particularly in natural gas and heating oil, whereas rising gold and silver prices weighed on the Partnership’s short positions in precious metals. The volatile last week of June 2017 reversed all of the Partnership’s profits and resulted in negative performance for June 2017, with all sectors down, except for precious metals. The rise in global bond yields weighed on long positions in European and longer-dated US government bonds. The continued rally in the euro means that the Partnership’s longstanding short position in the shared currency is now much reduced, having decreased steadily since mid-April. The energies sector also detracted from returns, mostly due to the Partnership’s initial net long positions being whipsawed, by the intra- month selloff and subsequent rebound in energy prices. Losses in crops were driven by grain positions – most notably in wheat – while the Partnership gave back yearly profits from its long exposure in stock indices, with the exception of positive contributions from Asian positions.

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

Fourth Quarter 2016. The Partnership was down in October 2016. Yields on many government bonds hit multi- month highs during October alongside higher inflation expectations and doubts around the willingness of central banks to ease policy further. Gold suffered its heaviest one-day fall since December 2013 and the US dollar strengthened versus most major currencies ahead of the publication of minutes from the Federal Open Market Committee’s September meeting. Ongoing uncertainty about US elections combined with some earnings misses from notable companies weighed on the S&P 500. In the UK, gilts and sterling fared particularly poorly as comments made at the ruling party’s conference earlier in the month suggested that the government is open to a ‘hard Brexit’ when negotiations begin in 2017. Elsewhere, crude oil gave back earlier gains to end the month slightly lower than where it started amid doubts around OPEC’s planned cuts to production as well as building US inventories. The Partnership’s returns fell during October with the fixed income, precious metals and stock index sectors driving the losses. Long positions across bonds and short-term interest rates dropped amid rising yields and increasing expectations of a US rate hike. The latter also boosted the US dollar which weighed on precious metals, hurting positions in gold and silver. In stock indices, returns were mixed at the market level but negative overall. The currencies sector was the most noteworthy positive contributor to returns in October as the Partnership gained from short positions in the British pound and the euro. In terms of positioning, gross exposure to fixed income, energies and precious metals was reduced over the month. The Partnership was also down in November 2016. Equities continued their October slide in the opening week as U.S. election polls showed a narrowing Presidential race. These concerns eased in the run up to the election results, before markets briefly sold off. By month end, US indices had hit new all-time highs on renewed optimism. Bonds had a more challenging time, with US Treasuries posting their worst monthly loss since 2009 amid talk of accelerating US inflation and increased federal deficits. Against this backdrop, the US dollar appreciated versus the Japanese yen and the euro, as gold fell. After some intra-month volatility, crude oil rallied on the final day of the month as OPEC agreed on a deal to cut production. For the month as a whole, the Partnership posted a loss as profits in stock indices and crops were offset by the energies and fixed income sectors. Overall long stock index positions, most notably in the US and Japan, added value and gains in crops were driven by short positions. Crude oil and natural gas led the losses in energies, while rising yields led to significant reductions in the Partnership’s long fixed income positions. Elsewhere in currencies, profits from a short position in the euro were undone by positioning in emerging market currencies and the British pound.

The Partnership was up in December 2016. The S&P 500 hit new all-time highs on hopes that the US President- elect will loosen US fiscal policy, and crude oil at prices not seen since the summer of 2015 following OPEC’s deal to cut production at the end of November. The US Dollar Index, meanwhile, reached its highest level in 14 years after the US Federal Reserve increased rates for the second time since the Global Financial Crisis and signaled three further hikes for 2017. Gold prices extended their November losses against this backdrop. Across the Atlantic, monetary policy continued to head in the opposite direction with the European Central Bank announcing that it will be reducing the size but extending the duration of its asset purchase program by a further nine months. This ongoing divergence in policy led German government bond yields to fall back while US Treasury yields maintained their upwards trajectory. The Partnership’s profits during the month were driven by positioning in the stock index, currency and fixed income sectors. Gains in stock indices came from across long positions in developed markets as most major indices rose over the month. In currencies, the Partnership benefited from a short position in the Japanese yen and long positions in emerging markets, most notably the Brazilian real which appreciated around 5% against the US dollar. A short position in Eurodollar futures was particularly profitable in light of upward US interest rate expectations. Reducing these profits, short crude oil positions led losses in the energies sector, while a reversal in the recent copper rally weighed on performance in the base metals sector.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2018.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2018. During 2018, the Partnership’s average capitalization was $149,161,056.

	Fiscal Year 2018
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$1,350,331	0.91%	$2,116,063	$810,576
Commodities	$2,035,092	1.36%	$2,759,999	$1,363,616
Currencies	$1,256,016	0.84%	$1,697,735	$609,634
Equities	$557,285	0.37%	$787,484	$317,232

Total	$5,198,725	*3.49%

*Percentage total does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2018.

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2017. During 2017, the Partnership’s average capitalization was $197,454,548. The information presented within the following table is unaudited.

	Fiscal Year 2018
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$2,290,211	1.16%	$4,041,786	$1,283,522
Commodities	$1,898,009	0.96%	$3,380,068	$914,748
Currencies	$1,580,205	0.80%	$1,860,504	$1,111,503
Equities	$5,613,258	2.84%	$7,629,336	$4,458,138

Total	$11,381,683	5.76%

*Percentage total does not foot due to rounding.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2018, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2018.

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

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2018	2018	2018	2018
Interest Income:	$740,604	$707,806	$660,010	$552,033
Net realized and unrealized gains (losses):	(4,483,631)	870,090	3,780,463	(4,442,888)
Expenses:	1,300,845	1,502,036	1,515,251	1,692,453
Net Income (Loss):	(7,833,763)	75,860	2,925,222	(5,583,308)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2017	2017	2017	2017
Interest Income:	$536,628	$495,225	$303,908	$188,311
Net realized and unrealized gains (losses):	14,620,884	1,543,301	(4,981,054)	3,729,222
Expenses:	3,132,880	2,646,894	3,012,730	3,338,025
Net Income (Loss):	12,024,632	(608,368)	(7,689,876)	579,508

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is indirectly owned by AqGen Liberty Holdings LLC (“AqGen”), an entity owned and controlled by (i) private equity funds managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and by Genstar Capital Management, LLC and its affiliates (“Genstar”), and (ii) certain senior management of the General Partner and its affiliates. Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Martin Beaulieu and Matthew C. Osborne.

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

Matthew C. Osborne (born 1964) was appointed Chief Investment Officer of the General Partner in January 2016. Mr. Osborne has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002. He has also served as a Vice President of APM (July 2002 to January 2011), an Executive Vice President of the General Partner (January 2011 to June 2015) and as Co- President of the General Partner (June 2015 to January 2016). Mr. Osborne has also been (1) an Executive Vice President, Chief Investment Officer and a director of Altegris (July 2002 to May 2010); (2) a manager (December 2008 to present), Executive Vice President (December 2008 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer of Clearing Solutions (January 2016 to present); (3) a manager (February 2010 to present), Executive Vice President (February 2010 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer (January 2016 to present) of Services; and (4) a manager and Executive Vice President of Altegris Holdings (October 2012 to present).

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of February 28, 2019, the General Partner’s general partner interest in the Partnership was valued at $0 which constituted less than 0% of the Partnership’s total assets. As of February 28, 2019, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $1,598,989 for the year ended December 31, 2018. The Partnership paid to the General Partner administrative fees totaling $330,996 for the year ended December 31, 2018.

The Partnership paid to Altegris monthly continuing compensation of $256,230for the year ended December 31, 2018. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $205,888 for the year ended December 31, 2018. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2018 the Partnership paid monthly brokerage charges of $1,946,065.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2015 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2018.

FEE CATEGORY	2018	2017
Audit Fees	$40,700	$40,700
Audit-Related Fees	$47,700	$47,700
Tax Fees	$107,200	$119,105
All Other Fees	–	–
TOTAL FEES	$195,600	$207,505

Audit Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

_____________________

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

Dated: March 29, 2019	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	March 29, 2019
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 29, 2019
Matthew C. Osborne

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS Winton Futures Fund, L.P.

FINANCIAL STATEMENTS

____________

TABLE OF CONTENTS

_____________

F-1

ALTEGRIS Winton Futures Fund, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2018, 2017 and 2016 is accurate and complete.

By: /s/ Martin Beaulieu

Altegris Advisors LLC

Commodity Pool Operator for

Altegris Winton Futures Fund, L.P.

By: Martin Beaulieu, Executive Chairman

Ernst & Young LLP Suite 500 725 south Figueroa Street Los Angeles, CA 90017	Tel: +1 213-977-3200 Fax: +1 213-977-3729 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris Winton Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and the changes in its partners’ capital for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2011.

Los Angeles, CA

March 27, 2019

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2018 and DECEMBER 31, 2017

_______________

	2018	2017
ASSETS
Equity in commodity broker account
Cash	$2,423,617	$–
Restricted cash	8,266,227	16,699,269
Restricted foreign currency (cost - $641,616 and $2,914,270)	637,770	2,962,145
Foreign currency (cost - $0 and $2,436,108)	–	2,476,133
Net unrealized gain on open futures contracts	–	2,763,458
Settled variation margin	–	449,048
Net unrealized gain on open forward contracts	66,431	1,273,152

	11,394,045	26,623,205

Cash	2,813,732	4,352,558
Investment securities at fair value (cost - $116,519,929 and $153,506,426)	116,515,866	153,506,277
Interest receivable	9,116	7,599

Total assets	$130,732,759	$184,489,639

LIABILITIES
Net unrealized loss on open futures contracts	$502,731	$–
Settled variation margin	1,594,192	–
Redemptions payable	1,696,213	9,213,668
Incentive fee payable	31	701,597
Commissions payable	166,966	204,909
Service fees payable	129,459	197,719
Subscriptions received in advance	51,000	197,214
Management fee payable	115,062	153,808
Advisory fee payable	104,586	138,735
Administrative fee payable	24,055	31,500
Other liabilities	342,424	433,216

Total liabilities	4,726,719	11,272,366

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,651	3,833
Limited Partners	126,002,389	173,213,440

Total partners' capital (Net Asset Value)	126,006,040	173,217,273

Total liabilities and partners' capital	$130,732,759	$184,489,639

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2018

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$20,262,000	1/2/2019	Federal Farm Credit Bank Disc Note, 2.18%*	$20,260,790	16.08%
34,935,000	1/2/2019	Federal Home Loan Bank Disc Note, 2.18%*	34,932,914	27.72%
15,000,000	1/9/2019	Federal Home Loan Bank Disc Note, 2.36%*	14,993,055	11.90%
Total U.S. Government Agency Bonds and Notes (cost - $70,185,960)			70,186,759	55.70%

Certificates of Deposit
$3,679,000	1/4/2019	Banco del Estado de Chile, 2.32%	$3,678,951	2.92%
2,333,000	1/11/2019	The Chiba Bank Ltd., 2.53%	2,333,062	1.85%
Total Certificates of Deposit (cost - $6,012,000)			6,012,013	4.77%

Corporate Notes
$3,502,000	1/3/2019	Apple Inc., 2.52%*	3,501,273	2.78%
5,720,000	1/2/2019	Automatic Data Processing, Inc., 2.38%*	5,719,622	4.54%
2,040,000	1/2/2019	Banco del Estado de Chile, 2.39%*	2,039,865	1.62%
3,505,000	1/18/2019	CIBC World Markets Corp., 2.54%*	3,500,671	2.78%
2,600,000	1/2/2019	Cedar Springs Capital Company, LLC, 2.50%*	2,599,819	2.06%
1,000,000	1/15/2019	DCAT, LLC, 2.52%*	998,959	0.79%
3,502,000	1/4/2019	Exxon Mobil Corporation, 2.43%*	3,501,066	2.78%
2,338,000	1/15/2019	IBM Credit LLC, 2.42%*	2,335,643	1.85%
1,171,000	1/7/2019	Intercontinental Exchange, Inc., 2.46%*	1,170,520	0.93%
3,505,000	1/16/2019	MetLife Short Term Funding LLC, 2.50%*	3,501,116	2.78%
2,459,000	1/3/2019	PACCAR Financial Corp., 2.40%*	2,458,516	1.95%
4,500,000	1/15/2019	Thunder Bay Funding, LLC, 2.52%*	4,495,294	3.57%
4,500,000	1/17/2019	Walmart Inc., 2.50%*	4,494,730	3.57%
Total Corporate Notes (cost - $46,321,969)			40,317,094	32.00%

Total investment securities (cost - $116,519,929)			$116,515,866	92.47%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2018

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 19 - May 19	31	$(61,396)	(0.05)%
Currencies	Mar 19	161	120,595	0.10%
Energy	Jan 19 - Feb 19	195	(1,850,618)	(1.47)%
Interest Rates	Mar 19 - Dec 21	1,517	844,382	0.67%
Metals	Jan 19 - Mar 19	239	(1,146,974)	(0.91)%
Stock Indices	Jan 19 - Mar 19	145	(368,742)	(0.29)%
Treasury Rates	Mar 19	66	123,078	0.10%

Total long futures contracts		2,354	(2,339,675)	(1.85)%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 19 - May 19	940	340,047	0.27%
Currencies	Mar 19	702	(610,146)	(0.48)%
Energy	Jan 19 - Mar 19	213	938,904	0.74%
Interest Rates	Mar 19 - Dec 21	147	(230,315)	(0.18)%
Metals	Jan 19 - Apr 19	343	(268,588)	(0.21)%
Stock Indices	Jan 19 - Mar 19	111	173,256	0.14%
Treasury Rates	Mar 19	86	(100,406)	(0.08)%

Total short futures contracts		2,542	242,752	0.20%

Total futures contracts			$(2,096,923)	(1.65)%

LONG FORWARD CONTRACTS:
Currencies	Jan 19 - Mar 19		$212,556	0.17%

SHORT FORWARD CONTRACTS:
Currencies	Jan 19 - Mar 19		(146,125)	(0.12)%

Total forward currency contracts			$66,431	0.05%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.
STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

_______________

	2018	2017	2016
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$4,480,459	$13,181,713	$3,572,888
Net change in unrealized	(6,516,150)	1,063,273	1,377,372
Brokerage commissions	(2,290,596)	(3,197,579)	(4,590,391)

Net gain (loss) from trading derivatives contracts	(4,326,287)	11,047,407	359,869

Gain (loss) on trading of securities
Net realized	598	257,947	346,847
Net change in unrealized	(3,914)	2,711	10,451

Net gain (loss) from trading securities	(3,316)	260,658	357,298

Gain (loss) on trading of foreign currency
Net realized	(62,282)	210,078	(140,918)
Net change in unrealized	(91,746)	196,631	(92,154)
Net gain (loss) from trading foreign currency	(154,028)	406,709	(233,072)

Total trading gains (losses)	(4,483,631)	11,714,774	484,095

NET INVESTMENT INCOME (LOSS)
Income
Interest income	2,660,453	1,524,072	736,778

Expenses
Management fee	1,598,989	2,248,002	3,279,777
Service fees	1,558,070	2,229,530	3,256,998
Advisory fee	1,449,919	2,023,487	2,882,993
Professional fees	805,372	891,332	1,153,032
Incentive fee	111,204	705,276	180,109
Administrative fee	330,996	458,380	677,177
Interest expense	16,999	105,647	63,638
Other expenses	139,036	271,296	312,490

Total expenses	6,010,585	8,932,950	11,806,214

Net investment income (loss)	(3,350,132)	(7,408,878)	(11,069,436)

NET INCOME (LOSS)	$(7,833,763)	$4,305,896	$(10,585,341)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

_______________

		Limited Partners
	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2015	$325,307,634	$19,520,525	$3,866,836	$16,606,040	$150,288,448	$69,938,089	$65,083,875	$3,821

Transfers	–	–	–	–	177,456	(177,456)	–	–

Capital additions	14,798,270	–	5,250	–	11,048,854	1,506,088	2,238,078	–

Capital withdrawals	(72,837,304)	(5,791,930)	(1,583,422)	(501,242)	(32,264,347)	(22,742,307)	(9,954,056)	–

From operations:
Net investment income (loss)	(11,069,436)	(531,133)	(59,916)	(319,240)	(7,134,343)	(1,722,932)	(1,301,758)	(114)
Net realized gain (loss) from investments (net of brokerage commissions)	(811,574)	(25,060)	4,025	(67,017)	(504,334)	(53,438)	(165,733)	(17)
Net change in unrealized gain (loss) from investments	1,295,669	85,007	25,242	48,394	597,526	399,494	139,997	9
Net income for the year ended December 31, 2016	(10,585,341)	(471,186)	(30,649)	(337,863)	(7,041,151)	(1,376,876)	(1,327,494)	(122)

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

Capital additions	5,871,121	56,487	–	2,600,000	1,653,728	614,200	946,706	–

Capital withdrawals	(93,643,003)	(4,021,619)	(1,401,594)	–	(42,023,597)	(16,544,017)	(29,652,176)	–

From operations:
Net investment income (loss)	(7,408,878)	(318,048)	(28,063)	(353,230)	(4,765,549)	(1,074,808)	(869,072)	(108)
Net realized gain (loss) from investments (net of brokerage commissions)	10,452,159	568,862	58,412	1,043,177	4,871,104	1,896,935	2,013,464	205
Net change in unrealized gain (loss) from investments	1,262,615	58,174	(7,968)	203,793	668,318	263,852	76,409	37

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	1,539,697	–	–	–	1,063,211	286,595	189,891	–

Capital withdrawals	(40,917,167)	(2,398,153)	(540,036)	–	(20,105,990)	(7,332,462)	(10,540,526)	–

From operations:
Net investment income (loss)	(3,350,132)	(139,482)	(5,180)	(79,720)	(2,504,785)	(444,333)	(176,571)	(61)
Net realized gain (loss) from investments (net of brokerage commissions)	2,128,179	127,960	10,883	262,949	995,298	415,903	315,134	52
Net change in unrealized gain (loss) from investments	(6,611,810)	(290,861)	(25,249)	(871,939)	(3,085,247)	(1,264,306)	(1,074,035)	(173)

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

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

B. Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2018 and 2017 and reported amounts of income and expenses for the years ended December 31, 2018, 2017 and 2016. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Where available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2018 and 2017, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2018 and 2017, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

The fair value of certificates of deposit is determined based on a constant maturity curve for comparable instruments denominated in USD. This valuation method represents both a market and income approach to fair value measurement.  Certificates of deposit are categorized in Level 2 of the fair value hierarchy.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2018 and 2017.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2018 and 2017:

December 31, 2018	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Assets:
Futures contracts (1)*	$3,399,238	$–	$–	$3,399,238
Forward currency contracts (1)	–	331,450	–	331,450
U.S. Government agency bonds and notes	–	70,186,759	–	70,186,759
Corporate notes	–	40,317,094	–	40,317,094
Certificates of deposit	–	6,012,013	–	6,012,013
	$3,399,238	$116,847,316	$–	$120,246,554

Liabilities:
Futures contracts (1)*	$(5,496,161)	$–	$–	$(5,496,161)
Forward currency contracts (1)	–	(265,019)	–	(265,019)
	$(5,496,161)	$(265,019)	$–	$(5,761,180)

December 31, 2017	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
Futures contracts (1)*	$7,042,156	$–	$–	$7,042,156
Forward currency contracts (1)	–	2,248,858	–	2,248,858
U.S. Government agency bonds and notes	–	101,514,933	–	101,514,933
Corporate notes	–	51,991,344	–	51,991,344
	$7,042,156	$155,755,135	$–	$162,797,291

Liabilities:
Futures contracts (1)*	$(3,829,650)	$–	$–	$(3,829,650)
Forward currency contracts (1)	–	(975,706)	–	(975,706)
	$(3,829,650)	$(975,706)	$–	$(4,805,356)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

* Futures contracts include settled variation margin.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

For the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2018 and 2017, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2018 and December 31, 2017, the Partnership’s restricted cash balance on the Statements of Financial Condition of $8,266,227 and $16,699,269, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2018 and December 31, 2017, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $637,770 and $2,962,145, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of December 31, 2018 and 2017, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2018 and 2017 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G. Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2018 and 2017 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2018, 2017 and 2016.  However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2018, 2017 and 2016.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2018, 2017 and 2016.

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

Total Management Fees earned by the General Partner for the years ended December 31, 2018, 2017 and 2016 are shown on the Statements of Income (Loss).

B. Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2018, 2017 and 2016, administrative fees for Class A Interests were $235,576, $330,830 and $480,945, respectively and administrative fees for Class B Interests were $95,420, $127,550 and $196,232, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At December 31, 2018 and 2017, respectively, the Partnership had commissions and brokerage fees payable to its introducing broker of $137,218 and $153,669, respectively, and service fees payable to Altegris Investments of $17,782 and $25,858, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition also includes fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and its introducing broker for the years ended December 31, 2018, 2017 and 2016:

	Year ended	Year ended	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Altegris Clearing Solutions -
Brokerage Commission fees	$1,946,065	$2,586,289	$3,867,469
Altegris Investments- Service fees	256,230	348,597	472,215
Total	$2,202,295	$2,934,886	$4,339,684

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) also includes fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2018, 2017 and 2016 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2018, 2017 and 2016, management fees for Class A Interests were $713,864, $1,002,553 and $1,457,412, respectively, management fees for Class B Interests were $289,150, $386,528 and $594,642, respectively, management fees for Original Class B Interests were $7,043, $14,647 and $29,636, respectively, management fees for Special Interests were $191,283, $181,096 and $165,771, respectively and management fees for Institutional Interests were $248,579, $438,663 and $635,532, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2018, 2017 and 2016, service fees for General Partner’s Interest were $74, $73 and $76, respectively, service fees for Class A Interests were $1,400,425, $1,995,510 and $2,887,681, respectively, service fees for Original Class A Interests were $150,886, $215,796 and $351,802, respectively and service fees for Institutional Interests were $6,685, $18,151 and $17,439, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at December 31, 2018 and 2017. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2018
Type of Derivatives Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts*
Agriculture	$609,527	$(330,876)	$278,651
Currencies	267,155	(756,706)	(489,551)
Energy	940,229	(1,851,943)	(911,714)
Interest Rates	845,253	(231,186)	614,067
Metals	432,476	(1,848,038)	(1,415,562)
Stock Indices	181,520	(377,006)	(195,486)
Treasury Rates	123,078	(100,406)	22,672

	$3,399,238	$(5,496,161)	$(2,096,923)

Forward Currency Contracts	$331,450	$(265,019)	$66,431

Total Gross Fair Value of Derivatives Contracts	$3,730,688	$(5,761,180)	$(2,030,492)

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2018, 2017 and 2016.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year ended December 31, 2018
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$599,414	$(113,516)
Currencies	(1,911,690)	(104,660)
Energy	4,213,918	(1,728,255)
Interest Rates	769,607	851,375
Metals	2,586,136	(3,406,972)
Stock Indices	(1,351,740)	(724,731)
Treasury Rates	(314,804)	(82,570)

	$4,590,841	$(5,309,429)	38,882	(1)

Forward Currency Contracts	$(110,382)	$(1,206,721)		(2)

Total gain (loss) from derivatives contracts	$4,480,459	$(6,516,150)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2017
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$1,327,749	$(288,314)
Currencies	(7,856,539)	(1,628,084)
Energy	(2,675,191)	773,428
Interest Rates	(2,586,676)	(847,852)
Metals	(4,259,585)	2,437,058
Stock Indices	27,279,501	(471,547)
Treasury Rates	(1,540,562)	164,523

	$9,688,697	$139,212	63,012	(1)

Forward Currency Contracts	$3,493,016	$924,061		(2)

Total gain (loss) from derivatives contracts	$13,181,713	$1,063,273

Year ended December 31, 2016
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(1,822,267)	$226,573
Currencies	5,094,975	(277,765)
Energy	(5,853,827)	(450,762)
Interest Rates	11,984,523	1,797,713
Metals	(7,854,928)	(1,701,169)
Stock Indices	(1,343,506)	873,686
Treasury Rates	1,865,390	165,954

	$2,070,360	$634,230	79,216	(1)

Forward Currency Contracts	$1,502,528	$743,142		(2)

Total gain (loss) from derivatives contracts	$3,572,888	$1,377,372

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the year.

(2) The numbers of long contracts closed using average cost for the years ended December 31, 2018, 2017, and 2016 were 284,737, 311,010, and 576,557, respectively. The numbers of short contracts closed using average cost for average cost for the years ended December 31, 2017, 2016, and 2015 were (265,842), (320,489), and (393,444), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those years.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2018
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	331,450	(265,019)	66,431	–	–	66,431
Futures contracts*	1,847,315	(1,847,315)	–	–	–	–
Total	2,178,765	(2,112,334)	66,431	–	–	66,431

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2018
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	(265,019)	265,019	–	–	–	–
Futures contracts*	(2,350,046)	1,847,315	(502,731)	–	502,731	–
Total	(2,615,065)	2,112,334	(502,731)	–	502,731	–

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

(1) The Partnership posted collateral of $8,401,266 for 2018 and $19,661,414 for 2017, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements.

	December 31, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(4.67)%	(3.76)%	(3.52)%	(6.42)%	(4.56)%	(3.79)%
Incentive fees	(0.07)%	(0.06)%	(0.06)%	(0.06)%	(0.06)%	(0.05)%

Total return after incentive fees	(4.74)%	(3.82)%	(3.58)%	(6.48)%	(4.62)%	(3.84)%

Ratio to average net asset value
Expenses prior to incentive fees	3.30%	2.34%	2.13%	5.14%	3.19%	2.39%
Incentive fees	0.20%	0.05%	0.06%	0.07%	0.07%	0.03%

Total expenses	3.50%	2.39%	2.19%	5.21%	3.26%	2.42%

Net investment (loss) (1)	(1.58)%	(0.68)%	(0.36)%	(3.41)%	(1.46)%	(0.67)%

	December 31, 2017
	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests

Total return for Limited Partners
Return prior to incentive fees	3.98%	5.01%	5.28%	2.10%	4.15%	4.97%
Incentive fees	(0.37)%	(0.38)%	(0.61)%	(0.36)%	(0.39)%	(0.40)%

Total return after incentive fees	3.61%	4.63%	4.67%	1.74%	3.76%	4.57%

Ratio to average net asset value
Expenses prior to incentive fees	3.28%	2.24%	2.12%	5.08%	3.12%	2.33%
Incentive fees	0.31%	0.22%	0.62%	0.30%	0.31%	0.28%

Total expenses	3.59%	2.46%	2.74%	5.38%	3.43%	2.61%

Net investment (loss) (1)	(2.57)%	(1.61)%	(1.34)%	(4.37)%	(2.41)%	(1.65)%

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements issued, and concluded that no events subsequent to December 31, 2018 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2019 through March 27, 2019, the Partnership had subscriptions of $246,000 and redemptions of $6,524,688.

