Form 10-Q
period 2019-03-31
Altegris Winton Futures Fund, L.P.
filed 2019-05-15
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2019 (Unaudited) and DECEMBER 31, 2018 (Audited)

	2019	2018
ASSETS
Equity in commodity broker account
Cash	$86,668	$2,423,617
Restricted cash	7,789,938	8,266,227
Restricted foreign currency (cost - $994,946 and $641,616)	994,591	637,770
Net unrealized gain on open futures contracts	1,261,248	–
Settled variation margin	844,871	–
Net unrealized gain on open forward contracts	–	66,431

	10,977,316	11,394,045

Cash	3,013,428	2,813,732
Investment securities at fair value (cost - $106,653,186 and $116,519,929)	106,648,097	116,515,866
Interest receivable	12,216	9,116

Total assets	$120,651,057	$130,732,759

LIABILITIES
Equity in commodity broker account
Unrealized loss on open forward contracts	$19,392	$–
Unrealized loss on open futures contracts	–	502,731
Settled variation margin	–	1,594,192

	19,392	2,096,923

Redemptions payable	5,085,408	1,696,213
Subscriptions received in advance	–	51,000
Commissions payable	146,058	166,966
Service fees payable	105,894	129,459
Management fee payable	101,754	115,062
Advisory fee payable	93,055	104,586
Administrative fee payable	21,087	24,055
Incentive fee payable	791	31
Other liabilities	362,432	342,424

Total liabilities	5,935,871	4,726,719

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,652	3,651
Limited Partners	114,711,534	126,002,389

Total partners' capital (Net Asset Value)	114,715,186	126,006,040

Total liabilities and partners' capital	$120,651,057	$130,732,759

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

MARCH 31, 2019 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$7,519,000	4/1/2019	Federal Farm Credit Bank Disc Note, 2.26%*	$7,519,000	6.55%
14,608,000	4/1/2019	Federal Home Loan Bank Disc Note, 2.26%*	14,608,000	12.74%
10,000,000	4/12/2019	Federal Home Loan Bank Disc Note, 2.42%*	9,992,605	8.71%
10,000,000	4/15/2019	Federal Home Loan Bank Disc Note, 2.42%*	9,990,589	8.71%
10,000,000	5/13/2019	Federal Home Loan Bank Disc Note, 2.43%*	9,971,767	8.69%

Total U.S. Government Agency Bonds and Notes (cost - $52,082,134)			52,081,961	45.40%

Certificates of Deposit
$2,182,000	4/12/2019	The Chiba Bank, Ltd., 2.53%	2,182,034	1.90%
2,180,000	4/5/2019	Sumitomo Mitsui Trust Bank Ltd, 2.45%	2,180,018	1.90%
3,268,000	4/5/2019	Sumitomo Mitsui Banking Corporation, 2.45%	3,268,028	2.85%

Total Certificates of Deposit (cost - $7,630,000)			7,630,080	6.65%

Corporate Notes
$2,185,000	4/9/2019	American Honda Finance Corporation, 2.47%*	2,183,378	1.90%
3,048,000	4/1/2019	Bridgestone Americas, Inc., 2.45%*	3,048,000	2.66%
2,184,000	4/2/2019	Bridgestone Americas, Inc., 2.43%*	2,183,417	1.90%
3,279,000	4/24/2019	CIBC World Markets Corp., 2.44%*	3,273,918	2.86%
5,232,000	4/1/2019	Cedar Springs Capital Company, LLC, 2.52%*	5,232,000	4.56%
2,142,000	4/25/2019	DCAT, LLC, 2.50%*	2,137,963	1.87%
3,274,000	4/3/2019	Exxon Mobil Corporation, 2.45%*	3,272,920	2.85%
5,232,000	4/1/2019	Intercontinental Exchange, Inc., 2.42%*	5,232,000	4.56%
2,186,000	4/12/2019	IBM Credit LLC, 2.45%*	2,183,954	1.90%
2,184,000	4/2/2019	PACCAR Financial Corp., 2.42%*	2,183,414	1.90%
5,232,000	4/1/2019	The Bank of New York Mellon, 2.44%*	5,232,000	4.56%
2,184,000	4/1/2019	The Home Depot, Inc., 2.39%*	2,183,563	1.90%
4,300,000	4/15/2019	Thunder Bay Funding, LLC, 2.46%*	4,295,019	3.75%
4,300,000	4/17/2019	Walmart Inc., 2.47%*	4,294,510	3.75%

Total Corporate Notes (cost - $46,941,053)			46,936,056	40.92%

Total investment securities (cost - $106,653,186)			$106,648,097	92.97%

* The rate reported is the effective yield at time of purchase.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

MARCH 31, 2019 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	May 19 - Sep 19	54	$(61,820)	(0.05)%
Currencies	Jun 19	258	(117,260)	(0.10)%
Energy	Apr 19 - Jun 19	291	(154,983)	(0.14)%
Interest Rates	Jun 19 - Mar 22	740	865,088	0.75%
Metals	Apr 19 - Jul 19	179	231,938	0.20%
Stock Indices	Apr 19 - Jun 19	273	358,346	0.31%
Treasury Rates	Jun 19	68	156,726	0.14%

Total long futures contracts		1,863	1,278,035	1.11%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 19 - Sep 19	1,036	1,053,733	0.92%
Currencies	Jun 19	676	202,630	0.18%
Energy	Apr 19 - Jun 19	53	43,482	0.04%
Interest Rates	Jun 19 - Mar 22	495	(229,479)	(0.20)%
Metals	Apr 19 - Jul 19	383	(172,622)	(0.15)%
Stock Indices	Jun 19	113	9,535	0.01%
Treasury Rates	Jun 19	84	(79,195)	(0.07)%

Total short futures contracts		2,840	828,084	0.73%

Total futures contracts			$2,106,119	1.84%

LONG FORWARD CONTRACTS:
Currencies	Apr 19 - Jun 19		$(42,245)	(0.04)%

SHORT FORWARD CONTRACTS:
Currencies	Apr 19 - Jun 19		22,853	0.02%

Total forward currency contracts			$(19,392)	(0.02)%

*Futures include settled variation margin.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2018 (Audited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$20,262,000	1/2/2019	Federal Farm Credit Bank Disc Note, 2.18%*	$20,260,790	16.08%
34,935,000	1/2/2019	Federal Home Loan Bank Disc Note, 2.18%*	34,932,914	27.72%
15,000,000	1/9/2019	Federal Home Loan Bank Disc Note, 2.36%*	14,993,055	11.90%

Total U.S. Government Agency Bonds and Notes (cost - $70,185,960)			70,186,759	55.70%

Certificates of Deposit
$3,679,000	1/4/2019	Banco del Estado de Chile, 2.32%	3,678,951	2.92%
2,333,000	1/11/2019	The Chiba Bank, Ltd., 2.53%	2,333,062	1.85%

Total Certificates of Deposit (cost - $6,012,000)			6,012,013	4.77%

Corporate Notes
$3,502,000	1/3/2019	Apple Inc., 2.52%*	3,501,273	2.78%
5,720,000	1/2/2019	Automatic Data Processing, Inc., 2.38%*	5,719,622	4.54%
2,040,000	1/2/2019	Banco del Estado de Chile, 2.39%*	2,039,865	1.62%
3,505,000	1/18/2019	CIBC World Markets Corp., 2.54%*	3,500,671	2.78%
2,600,000	1/2/2019	Cedar Springs Capital Company, LLC, 2.50%*	2,599,819	2.06%
1,000,000	1/15/2019	DCAT, LLC, 2.52%*	998,959	0.79%
3,502,000	1/4/2019	Exxon Mobil Corporation, 2.43%*	3,501,066	2.78%
2,338,000	1/15/2019	IBM Credit LLC, 2.42%*	2,335,643	1.85%
1,171,000	1/7/2019	Intercontinental Exchange, Inc., 2.46%*	1,170,520	0.93%
3,505,000	1/16/2019	MetLife Short Term Funding LLC, 2.50%*	3,501,116	2.78%
2,459,000	1/3/2019	PACCAR Financial Corp., 2.40%*	2,458,516	1.95%
4,500,000	1/15/2019	Thunder Bay Funding, LLC, 2.52%*	4,495,294	3.57%
4,500,000	1/17/2019	Walmart Inc., 2.50%*	4,494,730	3.57%

Total Corporate Notes (cost - $46,321,969)			40,317,094	32.00%

Total investment securities (cost - $116,519,929)			$116,515,866	92.47%

* The rate reported is the effective yield at time of purchase.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2018 (Audited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb 19 - May 19	31	$(61,396)	(0.05)%
Currencies	Mar 19	161	120,595	0.10%
Energy	Jan 19 - Feb 19	195	(1,850,618)	(1.47)%
Interest Rates	Mar 19 - Dec 21	1,517	844,382	0.67%
Metals	Jan 19 - Mar 19	239	(1,146,974)	(0.91)%
Stock Indices	Jan 19 - Mar 19	145	(368,742)	(0.29)%
Treasury Rates	Mar 19	66	123,078	0.10%

Total long futures contracts		2,354	(2,339,675)	(1.85)%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 19 - May 19	940	340,047	0.27%
Currencies	Mar -19	702	(610,146)	(0.48)%
Energy	Jan 19 - Mar 19	213	938,904	0.74%
Interest Rates	Mar 19 - Dec 21	147	(230,315)	(0.18)%
Metals	Jan 19 - Apr 19	343	(268,588)	(0.21)%
Stock Indices	Jan 19 - Mar 19	111	173,256	0.14%
Treasury Rates	Mar 19	86	(100,406)	(0.08)%

Total short futures contracts		2,542	242,752	0.20%

Total futures contracts			$(2,096,923)	(1.65)%

LONG FORWARD CONTRACTS:
Currencies	Jan 19 - Mar 19		$212,556	0.17%

SHORT FORWARD CONTRACTS:
Currencies	Jan 19 - Mar 19		(146,125)	(0.12)%

Total forward currency contracts			$66,431	0.05%

*Futures include settled variation margin.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

_______________

	2019	2018
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(3,405,967)	$(1,332,243)
Net change in unrealized	4,117,219	(2,535,619)
Brokerage commissions	(455,119)	(642,898)

Net gain (loss) from trading derivatives contracts	256,133	(4,510,760)

Loss on trading of securities
Net change in unrealized	(1,026)	(2,804)

Net loss from trading securities	(1,026)	(2,804)

Gain (loss) on trading of foreign currency
Net realized	4,023	154,455
Net change in unrealized	3,491	(83,779)

Net gain from trading foreign currency	7,514	70,676

Total trading gains (losses)	262,621	(4,442,888)

NET INVESTMENT LOSS
Income
Interest income	698,117	552,033

Expenses
Management fee	315,586	451,307
Service fees	311,089	443,612
Advisory fee	287,709	406,307
Professional fees	179,442	198,989
Administrative fee	65,688	93,705
Incentive fee	791	28,662
Interest expense	2,364	9,469
Other expenses	154	60,402

Total expenses	1,162,823	1,692,453

Net investment loss	(464,706)	(1,140,420)

NET LOSS	$(202,085)	$(5,583,308)

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	425,811	–	–	–	269,597	156,214	–	–

Capital withdrawals	(10,944,986)	(970,054)	–	–	(5,951,011)	(1,303,751)	(2,720,170)	–

From operations:
Net investment loss	(1,140,420)	(57,074)	(2,406)	(40,631)	(806,059)	(159,006)	(75,224)	(20)
Net realized loss from investments (net of brokerage commissions)	(1,820,686)	(72,797)	(9,790)	(214,695)	(856,801)	(344,167)	(322,393)	(43)
Net change in unrealized loss from investments	(2,622,202)	(90,938)	(13,956)	(306,042)	(1,240,277)	(493,288)	(477,640)	(61)
Net loss for the three months ended March 31, 2018	(5,583,308)	(220,809)	(26,152)	(561,368)	(2,903,137)	(996,461)	(875,257)	(124)

Balances at March 31, 2018	$157,114,790	$7,957,374	$852,650	$18,699,307	$74,028,713	$30,159,702	$25,413,335	$3,709

Balances at December 31, 2018	$126,006,040	$6,447,701	319,220	18,571,965	58,975,751	23,965,097	17,722,655	3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	246,000	–	–	–	246,000	–	–	–

Capital withdrawals	(11,334,769)	(597,174)	–	–	(6,167,248)	(1,860,683)	(2,709,664)	–

From operations:
Net investment loss	(464,706)	(16,180)	(38)	9,270	(404,068)	(50,924)	(2,757)	(9)
Net realized loss from investments (net of brokerage commissions)	(3,857,063)	(197,598)	(9,763)	(568,004)	(1,811,278)	(733,718)	(536,590)	(112)
Net change in unrealized gain from investments	4,119,684	213,233	10,729	624,373	1,918,608	786,960	565,659	122
Net loss for the three months ended March 31, 2019	(202,085)	(545)	928	65,639	(296,738)	2,318	26,312	1

Balances at March 31, 2019	$114,715,186	$5,849,982	$320,148	$18,637,604	$52,567,380	$22,297,117	$15,039,303	$3,652

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2019 and December 31, 2018, and reported amounts of income and expenses for the three months ended March 31, 2019 and 2018. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Where available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2019 or December 31, 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2019 or December 31, 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes to the Partnership’s valuation methodology during the period ended March 31, 2019 and the year ended December 31, 2018.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2019 and December 31, 2018:

				Balance as of
March 31, 2019	Level 1	Level 2	Level 3	March 31, 2019
Assets:
Futures contracts (1)*	$3,605,628	$–	$–	$3,605,628
Forward currency contracts (1)	–	283,867	–	283,867
U.S. Government agency bonds and notes	–	52,081,961	–	52,081,961
Certificates of deposit	–	7,630,080	–	7,630,080
Corporate notes	–	46,936,056	–	46,936,056

	$3,605,628	$106,931,964	$–	$110,537,592

Liabilities:
Futures contracts (1)*	$(1,499,509)	$–	$–	$(1,499,509)
Forward currency contracts (1)	–	(303,259)	–	(303,259)

	$(1,499,509)	$(303,259)	$–	$(1,802,768)

				Balance as of
December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Assets:
Futures contracts (1)*	$3,399,238	$–	$–	$3,399,238
Forward currency contracts (1)	–	331,450	–	331,450
U.S. Government agency bonds and notes	–	70,186,759	–	70,186,759
Certificates of deposit	–	6,012,013	–	6,012,013
Corporate notes	–	40,317,094	–	40,317,094

	$3,399,238	$116,847,316	$–	$120,246,554

Liabilities:
Futures contracts (1)*	$(5,496,161)	$–	$–	$(5,496,161)
Forward currency contracts (1)	–	(265,019)	–	(265,019)

	$(5,496,161)	$(265,019)	$–	$(5,761,180)

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

For the period ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2019 and the year ended December 31, 2018, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at quarter end, resulting from changes in the exchange rates.

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2019 and December 31, 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $7,789,938 and $8,266,227, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2019 and December 31, 2018, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $994,591 and $637,770, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of March 31, 2019 and December 31, 2018 the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2019 or December 31, 2018. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the three months ended March 31, 2019 or 2018.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2019 and 2018.

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

Total Management Fees earned by the General Partner, for the three months ended March 31, 2019 and 2018 are shown on the Statements of Income (Loss) as a Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2019, administrative fees for Class A and Class B Interests were $46,567 and $19,121, respectively. For the three months ended March 31, 2018, administrative fees for Class A and Class B Interests were $67,158 and $26,547, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At March 31, 2019 and December 31, 2018, the Partnership had commissions and brokerage fees payable to its introducing broker of $117,840 and $137,218, respectively, and service fees payable to Altegris Investments of $16,357 and $17,782, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2019 and 2018:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Altegris Clearing Solutions - Brokerage Commission fees	$389,909	$538,140
Altegris Investments- Service fees	50,332	72,650
Total	$440,241	$610,790

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2019 and 2018 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

All Interest holders will be assessed a monthly management fee paid to Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2019, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $141,113, $57,943, $791, $46,006 and $41,856, respectively. For the three months ended March 31, 2018, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $203,507, $80,449, $2,211, $48,483 and $71,657, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2019, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $18, $279,201, $31,107 and $763, respectively. For the three months ended March 31, 2018, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $19, $399,300, $43,176 and $1,117, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at March 31, 2019 and December 31, 2018. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2019
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*
Agriculture	$1,208,937	$(217,024)	$991,913
Currencies	320,293	(234,923)	85,370
Energy	90,160	(201,661)	(111,501)
Interest Rates	865,358	(229,749)	635,609
Metals	575,895	(516,579)	59,316
Stock Indices	388,259	(20,378)	367,881
Treasury Rates	156,726	(79,195)	77,531

	$3,605,628	$(1,499,509)	$2,106,119

Forward Currency Contracts	$283,867	$(303,259)	$(19,392)

Total Gross Fair Value of Derivatives Contracts	$3,889,495	$(1,802,768)	$2,086,727

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2018
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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2019 and 2018.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended March 31, 2019
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$41,680	$713,262
Currencies	(444,466)	574,921
Energy	(2,540,629)	800,213
Interest Rates	799,042	21,542
Metals	(1,755,636)	1,474,878
Stock Indices	313,470	563,367
Treasury Rates	2,461	54,859

	$(3,584,078)	$4,203,042	7,211	(1)

Forward Currency Contracts	$178,111	$(85,823)		(2)

Total gain (loss) from derivatives contracts	$(3,405,967)	$4,117,219

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

(2) The numbers of long contracts closed using average cost for the three months ended March 31, 2019 and 2018 were 195,117, and 313,248, respectively. The numbers of short contracts closed using average cost for average cost for the three months ended March 31, 2019 and 2018 were (221,613), and (303,776), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of March 31, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	283,867	(283,867)	–	–	–	–
Futures contracts*	1,988,289	(727,041)	1,261,248	–	–	1,261,248
Total	2,272,156	(1,010,908)	1,261,248	–	–	1,261,248

Offsetting the Financial Liabilities and Derivative Liabilities
As of March 31, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(303,259)	283,867	(19,392)	–	(19,392)	–
Futures contracts*	(727,041)	727,041	–	–	–	–
Total	(1,030,300)	1,010,908	(19,392)	–	(19,392)	–

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2018				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	331,450	(265,019)	66,431	–	–	66,431
Futures contracts*	1,847,315	(1,847,315)	–	–	–	–
Total	2,178,765	(2,112,334)	66,431	–	–	66,431

Offsetting the Financial Liabilities and Derivative Liabilities
As of March 31, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(265,019)	265,019	–	–	–	–
Futures contracts*	(2,350,046)	1,847,315	(502,731)	–	502,731	–
Total	(2,615,065)	2,112,334	(502,731)	–	502,731	–

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2019

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (2)
Return prior to incentive fees	0.04%	0.29%	0.35%	(0.41)%	0.08%	0.29%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	0.04%	0.29%	0.35%	(0.41)%	0.08%	0.29%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.30%	2.34%	2.09%	5.11%	3.15%	2.33%
Incentive fees (2)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.30%	2.34%	2.09%	5.11%	3.15%	2.33%

Net investment (loss) (1)	(1.02)%	(0.05)%	0.20%	(2.83)%	(0.87)%	(0.06)%

	Three months ended March 31, 2018

	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (2)
Return prior to incentive fees	(3.20)%	(2.98)%	(2.91)%	(3.66)%	(3.18)%	(2.98)%
Incentive fees	(0.01)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(3.21)%	(2.98)%	(2.91)%	(3.66)%	(3.18)%	(2.98)%

Ratio to average net asset value
Expenses prior to incentive fees (1)	3.30%	2.40%	2.15%	5.21%	3.24%	2.42%
Incentive fees (2)	0.13%	0.00%	0.00%	0.01%	0.01%	0.00%

Total expenses	3.43%	2.40%	2.15%	5.22%	3.25%	2.42%

Net investment (loss) (1)	(2.03)%	(1.10)%	(0.85)%	(3.91)%	(1.94)%	(1.11)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Annualized.
(2)	Not annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2019 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2019 through May 15, 2019, the Partnership had subscriptions of $246,000 and redemptions of $14,943,870.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2019 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2019

During the first quarter of 2019, the Partnership achieved net realized and unrealized gain of $262,621 from its trading activities, net of brokerage commissions of $455,119. The Partnership accrued total expenses of $1,162,823, including $315,586 in management fees paid to the General Partner, $791 in incentive fees, and $490,531 in service and professional fees. The Partnership earned $698,117 in interest income during the first quarter of 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2019 is set forth below.

First Quarter 2019. The Partnership posted a near flat return in the first quarter of 2019, as global equity indices rebounded from December lows, yields on US Treasuries fell and most major commodity markets gained. From a sector perspective, performance in commodities was mixed: the fund generated profits in agriculture and lost money in energies. Falls in certain crop markets were behind the fund’s positive return in agriculture, with short positions in corn, wheat and coffee accounting for a large part of the profits. In energies, the fund’s negative performance was the result of short positions in crude oil, gasoline and heating oil, which all posted double-digit returns over the three months. The fund started the year with short positions in all three markets, but these exposures had turned long by quarter-end. Profits from fixed income were the result of the fund’s long positions in government bonds and short-term interest rates, with notable contributions to returns from bund, JGB and Euribor futures. Yields on German and Japanese 10-year government bonds turned negative during the quarter. At the same time, net long exposure to equities indices, particularly in US and European markets, generated a positive return. The S&P 500 rose 13% and Eurostoxx 50 climbed 10% during the quarter, with both indices recovering most of the losses sustained in the final three months of 2018. Heading into the second quarter, the fund maintains long positions in bond markets and a positive beta to the US Dollar Index, and now has modest long exposure to the stock market.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2019.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 29, 2019.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  During the first 3 months of 2019, the Partnership sold limited partnership Interests to new and/or existing limited partners of Registrant in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate consideration for Interests sold on January 1, 2019 was $50,000, and February 1st was $196,000. The Interests were issued by the Partnership in reliance upon an exemption from registration under the Securities Act set forth in Section 4(a)(2) of the Securities Act, as transactions not constituting a public offering of securities because the Interests were issued privately without general solicitation or advertising. In connection with the sales of the Interests described above, upfront selling commissions of $1,000.00 were paid for only the January 1st transaction.

There were no transactions as of March 1st, 2019.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2019:

Month	Amount Redeemed
January 31, 2019	$3,746,554
February 28, 2019	$2,778,134
March 31, 2019	$4,810,081

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

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

Dated: May 15, 2019

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu
Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

