Form 10-Q
period 2019-06-30
Altegris Winton Futures Fund, L.P.
filed 2019-08-14
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 000-53348

______________________________

ALTEGRIS WINTON FUTURES FUND, L.P.

(Exact name of registrant as specified in its charter)

______________________________

COLORADO (State or other jurisdiction of incorporation or organization)	84-1496732 (I.R.S. Employer Identification No.)

c/o ALTEGRIS ADVISORS, L.L.C. 1200 Prospect Street, Suite 400 La Jolla, California 92037
(Address of principal executive offices) (zip code)

(858) 459-7040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS Winton Futures Fund, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2019 (Unaudited) and DECEMBER 31, 2018 (Audited)

_______________

	2019	2018
ASSETS
Equity in commodity broker account
Cash	$402,001	$2,423,617
Restricted cash	8,129,690	8,266,227
Restricted foreign currency (cost - $0 and $641,616)	–	637,770
Net unrealized gain on open futures contracts	1,235,389	–
Settled variation margin	684,973	–
Net unrealized gain on open forward contracts	349,032	66,431
	10,801,085	11,394,045

Cash	939,165	2,813,732
Investment securities at fair value (cost - $95,503,241 and $116,519,929)	95,501,885	116,515,866
Interest receivable	7,349	9,116
Total assets	$107,249,484	$130,732,759

LIABILITIES
Equity in commodity broker account
Foreign currency due to broker (proceeds - $43,894 and $0)	$41,012	$–
Unrealized loss on open futures contracts	–	502,731
Settled variation margin	–	1,594,192
	41,012	2,096,923

Redemptions payable	4,248,845	1,696,213
Subscriptions received in advance	–	51,000
Commissions payable	133,766	166,966
Service fees payable	94,125	129,459
Management fee payable	91,592	115,062
Advisory fee payable	84,496	104,586
Administrative fee payable	18,889	24,055
Incentive fee payable	–	31
Other liabilities	286,380	342,424
Total liabilities	4,999,105	4,726,719

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,604	3,651
Limited Partners	102,246,775	126,002,389

Total partners' capital (Net Asset Value)	102,250,379	126,006,040

Total liabilities and partners' capital	$107,249,484	$130,732,759

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

JUNE 30, 2019 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$2,078,000	7/1/2019	Federal Farm Credit Bank Disc Note, 2.11%*	$2,078,000	2.03%
5,000,000	7/8/2019	Federal Farm Credit Bank Disc Note, 2.32%*	4,997,861	4.89%
48,009,000	7/1/2019	Federal Home Loan Bank Disc Note, 2.11%*	48,009,000	46.95%
10,000,000	7/17/2019	Federal Home Loan Bank Disc Note, 2.23%*	9,990,222	9.77%
6,533,000	7/31/2019	Federal Home Loan Bank Disc Note, 2.23%*	6,521,023	6.38%
Total U.S. Government Agency Bonds and Notes (cost - $71,595,851)			71,596,106	70.02%

Certificates of Deposit
$1,910,000	7/11/2019	The Chiba Bank, Ltd., 2.40%	1,909,984	1.87%
2,003,000	7/12/2019	Sumitomo Mitsui Trust Bank Ltd, 2.34%	2,002,959	1.95%
3,003,000	7/12/2019	Sumitomo Mitsui Banking Corporation, 2.33%	3,002,963	2.94%
Total Certificates of Deposit (cost - $6,916,000)			6,915,906	6.76%

Corporate Notes
$2,764,000	7/1/2019	Bridgestone Americas, Inc., 2.34%*	2,764,000	2.70%
4,500,000	7/1/2019	Cedar Springs Capital Company, LLC, 2.49%*	4,500,000	4.40%
3,800,000	7/17/2019	Chevron Corporation, 2.31%*	3,795,347	3.71%
2,130,000	7/1/2019	The Bank of New York Mellon, 2.38%*	2,130,000	2.09%
2,870,000	7/5/2019	Walmart Inc., 2.34%*	2,868,706	2.81%
932,000	7/1/2019	Walmart Inc., 2.37%*	931,820	0.91%
Total Corporate Notes (cost - $16,991,390)			16,989,873	16.62%

Total investment securities (cost - $95,503,241)			$95,501,885	93.40%

  * The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

JUNE 30, 2019 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jul 19 - Dec 19	104	$(57,751)	(0.06)%
Currencies	Sep 19	223	44,769	0.04%
Energy	Jul 19 - Aug 19	43	49,650	0.05%
Interest Rates	Sep 19 - Jun 22	2,199	1,737,672	1.70%
Metals	Jul 19 - Sep 19	110	(161,507)	(0.16)%
Stock Indices	Jul 19 - Sep 19	224	265,465	0.26%
Treasury Rates	Sep 19	168	567,711	0.56%

Total long futures contracts		3,071	2,446,009	2.39%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 19 - Mar 20	761	130,927	0.13%
Currencies	Sep 19	466	(359,857)	(0.35)%
Energy	Jul 19 - Oct 19	135	18,603	0.02%
Interest Rates	Sep 19 - Mar 20	36	(34,839)	(0.03
Metals	Jul 19 - Oct 19	484	400	0.01%
Stock Indices	Jul 19 - Sep 19	131	(161,459)	(0.16)%
Treasury Rates	Sep 19	108	(119,422)	(0.12)%

Total short futures contracts		2,121	(525,647)	(0.50)%

Total futures contracts			$1,920,362	1.89%

LONG FORWARD CONTRACTS:
Currencies	Jul 19 - Sep 19		$659,510	0.64%

SHORT FORWARD CONTRACTS:
Currencies	Jul 19 - Sep 19		(310,478)	(0.30)%

Total forward currency contracts			$349,032	0.34%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2018 (Audited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb 19 - May 19	31	$(61,396)	(0.05)%
Currencies	Mar 19	161	120,595	0.10%
Energy	Jan 19 - Feb 19	195	(1,850,618)	(1.47)%
Interest Rates	Mar 19 - Dec 21	1,517	844,382	0.67%
Metals	Jan 19 - Mar 19	239	(1,146,974)	(0.91)%
Stock Indices	Jan 19 - Mar 19	145	(368,742)	(0.29)%
Treasury Rates	Mar 19	66	123,078	0.10%

Total long futures contracts		2,354	(2,339,675)	(1.85)%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 19 - May 19	940	340,047	0.27%
Currencies	Mar-19	702	(610,146)	(0.48)%
Energy	Jan 19 - Mar 19	213	938,904	0.74%
Interest Rates	Mar 19 - Dec 21	147	(230,315)	(0.18)%
Metals	Jan 19 - Apr 19	343	(268,588)	(0.21)%
Stock Indices	Jan 19 - Mar 19	111	173,256	0.14%
Treasury Rates	Mar 19	86	(100,406)	(0.08)%

Total short futures contracts		2,542	242,752	0.20%

Total futures contracts			$(2,096,923)	(1.65)%

LONG FORWARD CONTRACTS:
Currencies	Jan 19 - Mar 19		$212,556	0.17%

SHORT FORWARD CONTRACTS:
Currencies	Jan 19 - Mar 19		(146,125)	(0.12)%

Total forward currency contracts			$66,431	0.05%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(832,173)	$3,662,525	$(4,238,140)	$2,330,282
Net change in unrealized	182,667	725,608	4,299,886	(1,810,011)
Brokerage commissions	(418,843)	(578,866)	(873,962)	(1,221,764)

Net gain (loss) from trading derivatives contracts	(1,068,349)	3,809,267	(812,216)	(701,493)

Gain (loss) on trading of securities
Net realized	245	599	245	599
Net change in unrealized	3,733	2,692	2,707	(112)
Net gain (loss) from trading securities	3,978	3,291	2,952	487

Gain (loss) on trading of foreign currency
Net realized	(13,584)	(18,880)	(9,561)	135,575
Net change in unrealized	3,237	(13,215)	6,728	(96,994)
Net gain (loss) from trading foreign currency	(10,347)	(32,095)	(2,833)	38,581

Total trading gains (losses)	(1,074,718)	3,780,463	(812,097)	(662,425)

NET INVESTMENT INCOME (LOSS)
Income
Interest income	640,363	660,010	1,338,480	1,212,043
Expenses
Management fee	288,331	405,136	603,917	856,443
Service fees	280,064	401,421	591,153	845,033
Advisory fee	264,792	366,487	552,501	772,794
Professional fees	173,250	199,941	352,692	398,930
Administrative fee	59,814	84,133	125,502	177,838
Interest expense	1,737	2,580	4,101	12,049
Incentive fee	–	435	791	29,097
Other expenses	6,561	55,118	6,715	115,520

Total expenses	1,074,549	1,515,251	2,237,372	3,207,704

Net investment income (loss)	(434,186)	(855,241)	(898,892)	(1,995,661)

NET INCOME (LOSS)	$(1,508,904)	$2,925,222	$(1,710,989)	$(2,658,086)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

_______________

		Limited Partners

	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	651,511	–	–	–	475,297	176,214	–	–

Capital withdrawals	(21,597,719)	(1,450,075)	(258,565)	–	(11,799,702)	(3,869,346)	(4,220,031)	–

From operations:
Net investment loss	(1,995,661)	(90,215)	(3,921)	(62,091)	(1,445,038)	(273,196)	(121,164)	(36)

Net realized loss from investments (net of brokerage commissions)	1,244,621	81,240	7,176	157,447	575,385	249,898	173,444	31
Net change in unrealized loss from investments	(1,907,046)	(54,105)	(9,869)	(216,355)	(893,053)	(368,987)	(364,634)	(43)
Net loss for the six months ended June 30, 2018	(2,658,086)	(63,080)	(6,614)	(120,999)	(1,762,706)	(392,285)	(312,354)	(48)

Balances at June 30, 2018	$149,612,979	$7,635,082	$613,623	$19,139,676	$69,526,153	$28,218,283	$24,476,377	$3,785

Balances at December 31, 2018	$126,006,040	$6,447,701	319,220	18,571,965	58,975,751	23,965,097	17,722,655	3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	246,000	–	–	–	246,000	–	–	–

Capital withdrawals	(22,290,672)	(868,038)	(99,731)	–	(12,073,755)	(4,315,733)	(4,933,415)	–

From operations:
Net investment loss	(898,892)	(31,740)	(108)	15,951	(775,371)	(100,981)	(6,633)	(10)
Net realized loss from investments (net of brokerage commissions)	(5,121,418)	(264,559)	(11,343)	(802,417)	(2,377,605)	(966,419)	(699,030)	(45)
Net change in unrealized gain from investments	4,309,321	221,491	12,044	660,985	1,985,734	826,369	602,690	8
Net loss for the six months ended June 30, 2019	(1,710,989)	(74,808)	593	(125,481)	(1,167,242)	(241,031)	(102,973)	(47)

Balances at June 30, 2019	$102,250,379	$5,504,855	$220,082	$18,446,484	$45,790,369	$19,598,718	$12,686,267	$3,604

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2019 and December 31, 2018, and reported amounts of income and expenses for the three and six months ended June 30, 2019 and 2018, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Where available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2019 or December 31, 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2019 or December 31, 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

There were no changes to the Partnership’s valuation methodology during the six month period ended June 30, 2019 and the year ended December 31, 2018.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2019 and December 31, 2018:

				Balance as of
June 30, 2019	Level 1	Level 2	Level 3	June 30, 2019
Assets:
Futures contracts (1)*	$3,958,982	$–	$–	$3,958,982
Forward currency contracts (1)	–	663,718	–	663,718
U.S. Government agency bonds and notes	–	71,596,106	–	71,596,106
Certificates of deposit	–	6,915,906	–	6,915,906
Corporate notes	–	16,989,873	–	16,989,873

	$3,958,982	$96,165,603	$–	$100,124,585

Liabilities:
Futures contracts (1)*	$(2,038,620)	$–	$–	$(2,038,620)
Forward currency contracts (1)	–	(314,686)	–	(314,686)

	$(2,038,620)	$(314,686)	$–	$(2,353,306)

				Balance as of
December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Assets:
Futures contracts (1)*	$3,399,238	$–	$–	$3,399,238
Forward currency contracts (1)	–	331,450	–	331,450
U.S. Government agency bonds and notes	–	70,186,759	–	70,186,759
Certificates of deposit	–	6,012,013	–	6,012,013
Corporate notes	–	40,317,094	–	40,317,094

	$3,399,238	$116,847,316	$–	$120,246,554

Liabilities:
Futures contracts (1)*	$(5,496,161)	$–	$–	$(5,496,161)
Forward currency contracts (1)	–	(265,019)	–	(265,019)

	$(5,496,161)	$(265,019)	$–	$(5,761,180)

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

For the six month period ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the six month period ended June 30, 2019 and the year ended December 31, 2018, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2019 and December 31, 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $8,129,690 and $8,266,227, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2018, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $637,770 represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of June 30, 2019 and December 31, 2018, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

G.	Forward currency contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2019 or December 31, 2018. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2019 and 2018.

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

Total Management Fees earned by the General Partner, for the three and six months ended June 30, 2019 and 2018 are shown on the Statements of Income (Loss) as a Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2019, administrative fees for Class A Interests were $42,181 and $88,748, respectively and administrative fees for Class B Interests were $17,633 and $36,754, respectively. For the three and six months ended June 30, 2018, administrative fees for Class A Interests were $59,631 and $126,789, respectively and administrative fees for Class B Interests were $24,502 and $51,049, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At June 30, 2019 and December 31, 2018, the Partnership had commissions and brokerage fees payable to its introducing broker of $102,614 and $137,218, respectively, and service fees payable to Altegris Investments of $14,809 and $17,782, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2019 and 2018, respectively:

	Three months ended	Six months ended	Three months ended	Six month s ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2019

Altegris Clearing Solutions - Brokerage Commission fees	$333,891	$723,800	$492,380	$1,030,520
Altegris Investments- Service fees	46,172	96,504	66,139	138,789
Total	$380,063	$820,304	$558,519	$1,169,309

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2019 and 2018 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2019, management fees for Class A Interests were $127,820 and $268,933, respectively, management fees for Class B Interests were $53,434 and $111,377, respectively, management fees for Original Class B Interests were $641 and $1,432, respectively, management fees for Special Interests were $46,871 and $92,877, respectively and management fees for Institutional Interests were $36,026 and $77,882, respectively. For the three and six months ended June 30, 2018, management fees for Class A Interests were $180,700 and $384,207, respectively, management fees for Class B Interests were $74,248 and $154,697, respectively, management fees for Original Class B Interests were $2,146 and $4,357, respectively, management fees for Special Interests were $47,084 and $95,567, respectively and management fees for Institutional Interests were $62,309 and $133,966, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2019, service fees for General Partner’s Interest, were $18 and $36, respectively, service fees for Class A Interests were $251,607 and $530,808, respectively, service fees for Original Class A Interests were $28,439 and $59,546, respectively and service fees for Institutional Interests were $0 and $763, respectively. For the three and six months ended June 30, 2018, service fees for General Partner’s Interest, were $19 and $38, respectively, service fees for Class A Interests were $360,732 and $760,032, respectively, service fees for Original Class A Interests were $38,815 and $81,991, respectively and service fees for Institutional Interests were $1,855 and $2,972, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2019 and December 31, 2018. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

June 30, 2019
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*
Agriculture	$311,111	$(237,935)	$73,176
Currencies	64,000	(379,088)	(315,088)
Energy	151,163	(82,910)	68,253
Interest Rates	1,737,999	(35,166)	1,702,833
Metals	860,900	(1,022,007)	(161,107)
Stock Indices	266,098	(162,092)	104,006
Treasury Rates	567,711	(119,422)	448,289

	$3,958,982	$(2,038,620)	$1,920,362

Forward Currency Contracts	$663,718	$(314,686)	$349,032

Total Gross Fair Value of Derivatives Contracts	$4,622,700	$(2,353,306)	$2,269,394

December 31, 2018
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*
Agriculture	$609,527	$(330,876)	$278,651
Currencies	267,155	(756,706)	(489,551)
Energy	940,229	(1,851,943)	(911,714)
Interest Rates	845,253	(231,186)	614,067
Metals	432,476	(1,848,038)	(1,415,562)
Stock Indices	181,520	(377,006)	(195,486)
Treasury Rates	123,078	(100,406)	22,672

	$3,399,238	$(5,496,161)	$(2,096,923)

Forward Currency Contracts	$331,450	$(265,019)	$66,431

Total Gross Fair Value of Derivatives Contracts	$3,730,688	$(5,761,180)	$(2,030,492)

* Futures contracts include settled variation margin.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2019 and 2018.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended June 30, 2019
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(549,773)	$(918,737)
Currencies	(37,774)	(400,458)
Energy	(1,382,368)	179,754
Interest Rates	819,337	1,067,224
Metals	(730,980)	(220,423)
Stock Indices	704,436	(263,875)
Treasury Rates	274,992	370,758

	$(902,130)	$(185,757)	8,299	(1)

Forward Currency Contracts	$69,957	$368,424		(2)

Total gain (loss) from derivatives contracts	$(832,173)	$182,667

Six Months ended June 30, 2019
Type of		Change in	Number of
Derivatives Contracts	Realized	Unrealized	Contracts Closed

Futures Contracts
Agricultural	$(508,093)	$(205,475)
Currencies	(482,240)	174,463
Energy	(3,922,997)	979,967
Interest Rates	1,618,379	1,088,766
Metals	(2,486,616)	1,254,455
Stock Indices	1,017,906	299,492
Treasury Rates	277,453	425,617

	$(4,486,208)	$4,017,285	15,510	(1)

Forward Currency Contracts	$248,068	$282,601		(2)

Total gain (loss) from derivatives contracts	$(4,238,140)	$4,299,886

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the period.

(2) The numbers of long contracts closed using average cost for the three and six months ended June 30, 2019 were 259,476, and 226,823, respectively. The numbers of short contracts closed using average cost for average cost for the three and six months ended June 30, 2019 were (234,224), and (228,574), respectively. These long and short numbers are representative of the Partnership's volume of derivative activity for forward currency contracts during those periods.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of June 30, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	663,718	(314,686)	349,032	–	–	349,032
Futures contracts*	2,464,592	(1,229,203)	1,235,389	–	–	1,235,389
Total	3,128,310	(1,543,889)	1,584,421	–	–	1,584,421

Offsetting the Financial Liabilities and Derivative Liabilities
As of June 30, 2019				Gross Amounts Not Offset in the Statements of Financial Condition

Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(314,686)	314,686	–	–	–	–
Futures contracts*	(1,229,203)	1,229,203	–	–	–	–
Total	(1,543,889)	1,543,889	–	–	–	–

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

(1) The partnership posted additional collateral of $8,129,690 for 2019 and $8,401,266 for 2018, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.33)%	(1.09)%	(1.03)%	(1.78)%	(1.29)%	(1.09)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.33)%	(1.09)%	(1.03)%	(1.78)%	(1.29)%	(1.09)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.37%	2.26%	2.16%	5.18%	3.20%	2.38%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.37%	2.26%	2.16%	5.18%	3.20%	2.38%

Net investment (loss) (1) (2)	(1.08)%	(0.10)%	0.14%	(2.90)%	(0.93)%	(0.11)%

	Six months ended June 30, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.28)%	(0.80)%	(0.68)%	(2.18)%	(1.21)%	(0.80)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.28)%	(0.80)%	(0.68)%	(2.18)%	(1.21)%	(0.80)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.32%	2.33%	2.13%	5.12%	3.17%	2.34%
Incentive fees (3)	0. 00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.32%	2.33%	2.13%	5.12%	3.17%	2.34%

Net investment (loss) (1) (2)	(1.04)%	(0.07)%	0.17%	(2.85)%	(0.90)%	(0.08)%

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	2.04%	2.29%	2.36%	1.58%	2.08%	2.28%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	2.04%	2.29%	2.36%	1.58%	2.08%	2.28%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.37%	2.41%	2.16%	5.15%	3.21%	2.37%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.37%	2.41%	2.16%	5.15%	3.21%	2.37%

Net investment (loss) (1) (2)	(1.69)%	(0.70)%	(0.45)%	(3.47)%	(1.52)%	(0.72)%

	Six months ended June 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.23)%	(0.75)%	(0.63)%	(2.14)%	(1.16)%	(0.76)%
Incentive fees	(0.01)%	(0.00)%	(0.00)%	(0.00)%	(0.01)%	(0.00)%

Total return after incentive fees	(1.24)%	(0.75)%	(0.63)%	(2.1)%	(1.17)%	(0.76)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.31%	2.40%	2.15%	5.17%	3.22%	2.40%
Incentive fees (3)	0. 14%	0.00%	0.00%	0.02%	0.01%	(0.01)%

Total expenses	3.45%	2.40%	2.15%	5.19%	3.23%	2.39%

Net investment (loss) (1) (2)	(1.86)%	(0.90)%	(0.65)%	(3.70)%	(1.73)%	(0.93)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements issued, and concluded that no events subsequent to June 30, 2019 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2019 through August 14, 2019, the Partnership had redemptions of $1,524,873.

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

Performance Summary

Three Months Ended June 30, 2019

During the second quarter of 2019, the Partnership achieved net realized and unrealized gains of $1,074,718 from its trading activities, net of brokerage commissions of $418,843. The Partnership accrued total expenses of $1,074,549, including $288,331 in management fees paid to the General Partner, $0 in incentive fees, and $453,314 in service and professional fees. The Partnership earned $640,363 in interest income during the second quarter of 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2019 is set forth below.

Second Quarter 2019. The Partnership generated a loss in the second quarter of 2019, as the S&P 500 climbed to an all-time high and yields on US 10-year Treasuries fell below 2% for the first time since 2016. In commodities, WTI crude briefly dropped to below US$55 a barrel, while gold prices rose to their highest level in six years. From a sector perspective, financial futures contributed positively performance over the three months due to long fixed income and equity index positions. At the same time, losses accrued from positioning in commodity futures, particularly the agriculture and energies sectors. Long fixed income positions profited alongside dovish outlooks from policymakers at the Federal Reserve and European Central Bank. Positioning in Europe proved particularly beneficial, with yields on German 10-year bunds falling below a record -0.3%. Positions in Euribor, bund and BTP futures all made money for the fund. Longer-dated US and Japanese government bonds were also among the top contributors to performance. A similarly buoyant environment for equities resulted in profits from stock indices, mostly from long positions in US, Australian and European markets. Negative performance in commodities was led by losses in agriculture and energies, with corn, natural gas and crude oil among the largest detractors from performance. Corn rallied to a five-year high after heavy rain led to flooding in the US Midwest. US natural gas prices continued to slide from their December highs, while an uptrend in crude oil since the beginning of the year reversed course in April. Losses in metals were driven by a short position in gold, which cancelled out profits from positioning in copper and aluminum.

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

Six Months Ended June 30, 2019

During the six months ended June 30, 2019, the Partnership incurred net realized and unrealized losses of $812,097 from its trading activities, net of brokerage commissions of $873,962. The Partnership accrued total expenses of $2,237,372, including $603,917 in management fees paid to the General Partner, $791 in incentive fees, and $943,845 in service and professional fees. The Partnership earned $943,845 in interest income during the six months ended June 30, 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2019 is set forth below.

Second Quarter 2019. The Partnership generated a loss in the second quarter of 2019, as the S&P 500 climbed to an all-time high and yields on US 10-year Treasuries fell below 2% for the first time since 2016. In commodities, WTI crude briefly dropped to below US$55 a barrel, while gold prices rose to their highest level in six years. From a sector perspective, financial futures contributed positively performance over the three months due to long fixed income and equity index positions. At the same time, losses accrued from positioning in commodity futures, particularly the agriculture and energies sectors. Long fixed income positions profited alongside dovish outlooks from policymakers at the Federal Reserve and European Central Bank. Positioning in Europe proved particularly beneficial, with yields on German 10-year bunds falling below a record -0.3%. Positions in Euribor, bund and BTP futures all made money for the fund. Longer-dated US and Japanese government bonds were also among the top contributors to performance. A similarly buoyant environment for equities resulted in profits from stock indices, mostly from long positions in US, Australian and European markets. Negative performance in commodities was led by losses in agriculture and energies, with corn, natural gas and crude oil among the largest detractors from performance. Corn rallied to a five-year high after heavy rain led to flooding in the US Midwest. US natural gas prices continued to slide from their December highs, while an uptrend in crude oil since the beginning of the year reversed course in April. Losses in metals were driven by a short position in gold, which cancelled out profits from positioning in copper and aluminum.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2019.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2018 are not material.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2019:

Month	Amount Redeemed
April 30, 2019	$3,609,100
May 31, 2019	$3,504,202
June 30, 2019	$3,842,599

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

Dated: August 14, 2019

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

