Form 10-Q
period 2019-09-30
Altegris Winton Futures Fund, L.P.
filed 2019-11-15
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2019 (Unaudited) and DECEMBER 31, 2018 (Audited)

_______________

	2019	2018
ASSETS
Equity in commodity broker account
Cash	$3,347,712	$2,423,617
Restricted cash	7,057,931	8,266,227
Restricted foreign currency (cost - $1,726,003 and $641,616)	1,704,944	637,770
Net unrealized gain on open futures contracts	485,107	–
Settled variation margin	1,141,087	–
Net unrealized gain on open forward contracts	126,363	66,431

	13,863,144	11,394,045

Cash	1,300,017	2,813,732
Investment securities at fair value (cost - $88,997,323 and $116,519,929)	88,996,217	116,515,866
Receivables for investments sold	13,832	–
Interest receivable	8,573	9,116
Total assets	$104,181,783	$130,732,759

LIABILITIES
Equity in commodity broker account
Unrealized loss on open futures contracts	$–	$502,731
Settled variation margin	–	1,594,192

	–	2,096,923

Redemptions payable	3,440,316	1,696,213
Subscriptions received in advance	–	51,000
Commissions payable	139,704	166,966
Incentive fee payable	121,298	31
Management fee payable	90,728	115,062
Service fees payable	88,388	129,459
Advisory fee payable	84,140	104,586
Administrative fee payable	18,596	24,055
Payable for investments purchased	467	–
Other liabilities	315,650	342,424
Total liabilities	4,299,287	4,726,719

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,765	3,651
Limited Partners	99,878,731	126,002,389

Total partners' capital (Net Asset Value)	99,882,496	126,006,040

Total liabilities and partners' capital	$104,181,783	$130,732,759

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$18,652,000	10/1/2019	Federal Farm Credit Bank Disc Note, 1.71%*	$18,652,000	18.67%
11,984,000	10/1/2019	Federal Home Loan Bank Disc Note, 1.59%*	11,984,000	12.00%
15,000,000	10/9/2019	Federal Home Loan Bank Disc Note, 2.04%*	14,993,733	15.01%
Total U.S. Government Agency Bonds and Notes (cost - $45,629,215)			45,629,733	45.68%

Certificates of Deposit
$2,650,000	10/11/2019	Banco del Estado de Chile, 2.03%	2,649,957	2.66%
1,830,000	10/11/2019	The Chiba Bank, Ltd., 2.04%	1,829,951	1.83%
1,775,000	10/16/2019	Sumitomo Mitsui Trust Bank Ltd, 2.02%	1,775,004	1.78%
2,670,000	10/16/2019	Sumitomo Mitsui Banking Corporation, 1.95%	2,669,902	2.67%
Total Certificates of Deposit (cost - $8,925,000)			8,924,814	8.94%

Corporate Notes
$2,670,000	10/18/2019	Bank of Montreal, Chicago Branch, 2.01%*	2,667,374	2.67%
4,350,000	10/1/2019	Bridgestone Americas, Inc., 1.91%*	4,350,000	4.35%
2,677,000	10/23/2019	Canadian Imperial Holdings, Inc., 1.98%*	2,673,385	2.68%
2,900,000	10/1/2019	Cedar Springs Capital Company, LLC, 2.01%*	2,900,000	2.90%
3,500,000	10/16/2019	Chevron Corporation, 2.06%*	3,496,783	3.50%
2,750,000	10/2/2019	Exxon Mobil Corporation, 2.04%*	2,749,654	2.75%
4,350,000	10/1/2019	The Bank of New York Mellon, 1.91%*	4,350,000	4.35%
1,784,000	10/3/2019	The Home Depot, Inc., 1.86%*	1,783,666	1.79%
1,576,000	10/22/2019	Thunder Bay Funding, LLC, 2.07%*	1,574,040	1.58%
4,400,000	10/1/2019	Victory Receivables Corporation, 1.96%*	4,400,000	4.41%
3,500,000	10/16/2019	Walmart Inc., 2.01%*	3,496,768	3.50%
Total Corporate Notes (cost - $34,443,108)			34,441,670	34.48%

Total investment securities (cost - $88,997,323)			$88,996,217	89.10%

* The rate reported is the effective yield at time of purchase.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (continued)

SEPTEMBER 30, 2019 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Oct 19 - Mar 20	42	$19,978	0.02%
Currencies	Dec 19	238	(48,548)	(0.05)%
Energy	Oct 19 - Dec 19	54	(172,155)	(0.17)%
Interest Rates	Dec 19 - Sep 22	3,014	1,088,463	1.09%
Metals	Oct 19 - Jan 20	414	(314,964)	(0.32)%
Stock Indices	Oct 19 - Dec 19	329	(50,907)	(0.05)%
Treasury Rates	Dec 19	246	(573,078)	(0.57)%

Total long futures contracts		4,337	(51,211)	(0.05)%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 19 - Apr 20	789	(544,112)	(0.54)%
Currencies	Dec 19	549	770,066	0.77%
Energy	Oct 19 - Jan 20	372	681,197	0.68%
Metals	Oct 19 - Jan 20	222	385,706	0.39%
Stock Indices	Oct 19 - Dec 19	116	291,915	0.29%
Treasury Rates	Dec 19	145	92,633	0.09%

Total short futures contracts		2,193	1,677,405	1.68%

Total futures contracts			$1,626,194	1.63%

LONG FORWARD CONTRACTS:
Currencies	Oct 19 - Dec 19		$3,674	0.01%

SHORT FORWARD CONTRACTS:
Currencies	Oct 19 - Dec 19		122,689	0.12%

Total forward currency contracts			$126,363	0.13%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$5,983,827	$2,983,220	$1,745,687	$5,313,502
Net change in unrealized	(516,837)	(1,531,773)	3,783,049	(3,341,784)
Brokerage commissions	(390,458)	(554,829)	(1,264,420)	(1,776,593)

Net gain (loss) from trading derivatives contracts	5,076,532	896,618	4,264,316	195,125

Gain (loss) on trading of securities
Net realized	262	–	507	599
Net change in unrealized	250	(1,983)	2,957	(2,095)

Net gain (loss) from trading securities	512	(1,983)	3,464	(1,496)

Gain (loss) on trading of foreign currency
Net realized	14,414	(24,109)	4,853	111,466
Net change in unrealized	(23,941)	(436)	(17,213)	(97,430)

Net gain (loss) from trading foreign currency	(9,527)	(24,545)	(12,360)	14,036

Total trading gains (losses)	5,067,517	870,090	4,255,420	207,665

NET INVESTMENT INCOME (LOSS)
Income
Interest income	535,417	707,806	1,873,897	1,919,849

Expenses
Management fee	266,052	385,659	869,969	1,242,102
Service fees	257,332	377,781	848,485	1,222,814
Advisory fee	246,326	351,428	798,827	1,124,222
Professional fees	130,855	193,483	483,547	592,413
Incentive fee	121,298	82,076	122,089	111,173
Administrative fee	54,640	79,359	180,142	257,197
Interest expense	2,623	2,671	6,724	14,720
Other expenses	39,127	29,579	45,842	145,099

Total expenses	1,118,253	1,502,036	3,355,625	4,709,740

Net investment income (loss)	(582,836)	(794,230)	(1,481,728)	(2,789,891)

NET INCOME (LOSS)	$4,484,681	$75,860	$2,773,692	$(2,582,226)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

_______________

		Limited Partners

		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	1,192,392	–	–	–	864,797	286,595	41,000	–

Capital withdrawals	(27,745,769)	(2,110,068)	(258,565)	–	(15,861,795)	(5,209,915)	(4,305,426)	–

From operations:
Net investment loss	(2,789,891)	(120,818)	(4,948)	(82,162)	(2,040,428)	(377,406)	(164,078)	(51)
Net realized gain from investments (net of brokerage commissions)	3,648,974	201,903	17,105	467,125	1,691,323	701,539	569,887	92
Net change in unrealized loss from investments	(3,441,309)	(131,332)	(16,207)	(414,025)	(1,604,736)	(657,327)	(617,600)	(82)
Net loss for the nine months ended September 30, 2018	(2,582,226)	(50,247)	(4,050)	(29,062)	(1,953,841)	(333,194)	(211,791)	(41)

Balances at September 30, 2018	$144,081,670	$6,987,922	$616,187	$19,231,613	$65,662,425	$27,047,186	$24,532,545	$3,792

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	475,987	9,744	–	–	246,000	220,243	–	–

Capital withdrawals	(29,373,223)	(1,082,851)	(99,731)	–	(17,210,007)	(5,339,194)	(5,641,440)	–

From operations:
Net investment loss	(1,481,728)	(56,006)	(551)	(9,426)	(1,197,597)	(181,250)	(36,873)	(25)
Net realized gain from investments (net of brokerage commissions)	486,627	34,747	1,003	232,630	110,997	106,113	981	156
Net change in unrealized gain from investments	3,768,793	188,083	10,491	530,574	1,779,343	710,753	549,566	(17)
Net income for the nine months ended September 30, 2019	2,773,692	166,824	10,943	753,778	692,743	635,616	513,674	114

Balances at September 30, 2019	$99,882,496	$5,541,418	$230,432	$19,325,743	$42,514,102	$19,672,147	$12,594,889	$3,765

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

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2019 and December 31, 2018, and reported amounts of income and expenses for the three and nine months ended September 30, 2019 and 2018, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Where available, the fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2019 or December 31, 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2019 or December 31, 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. Fair Value (continued)

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2019 and the year ended December 31, 2018.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2019 and December 31, 2018:

				Balance as of
September 30, 2019	Level 1	Level 2	Level 3	September 30, 2019
Assets:
Futures contracts (1)*	$4,634,307	$–	$–	$4,634,307
Forward currency contracts (1)	–	335,427	–	335,427
U.S. Government agency bonds and notes	–	45,629,733	–	45,629,733
Certificates of deposit	–	8,924,814	–	8,924,814
Corporate notes	–	34,441,670	–	34,441,670

	$4,634,307	$89,331,644	$–	$93,965,951

Liabilities:
Futures contracts (1)*	$(3,008,113)	$–	$–	$(3,008,113)
Forward currency contracts (1)	–	(209,064)	–	(209,064)

	$(3,008,113)	$(209,064)	$–	$(3,217,177)

				Balance as of
December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Assets:
Futures contracts (1)*	$3,399,238	$–	$–	$3,399,238
Forward currency contracts (1)	–	331,450	–	331,450
U.S. Government agency bonds and notes	–	70,186,759	–	70,186,759
Certificates of deposit	–	6,012,013	–	6,012,013
Corporate notes	–	40,317,094	–	40,317,094

	$3,399,238	$116,847,316	$–	$120,246,554

Liabilities:
Futures contracts (1)*	$(5,496,161)	$–	$–	$(5,496,161)
Forward currency contracts (1)	–	(265,019)	–	(265,019)

	$(5,496,161)	$(265,019)	$–	$(5,761,180)

(1)  See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

*    Futures contracts include settled variation margin.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s period-end.

For the nine month period ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the nine month period ended September 30, 2019 and the year ended December 31, 2018, there were no Level 3 securities.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. Recent Accounting Pronouncements

In August 2018, the FASB issued an ASU, ASU 2018-13, which reduces the amount of disclosure associated with level 3 investments. This ASU is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. At this time, management is evaluating the implications of these changes on the financial statements.

E.	Investment Transactions and Investment Income

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2019 and December 31, 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $7,057,931 and $8,266,227, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2019 and December 31, 2018, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $1,704,944 and $637,770, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses).  For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of September 30, 2019 and December 31, 2018, the Partnership did not hold any option contracts.

G.	Futures Contracts

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

H.	Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2019 and December 31, 2018 are reflected within the Condensed Schedules of Investments.

I.	Foreign Currency Transactions

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

J.	Cash

The Partnership maintains a custody account with JPMorgan Chase Bank, N.A. and Northern Trust Company. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2019 or December 31, 2018. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2015.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2019 and 2018.

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

Total Management Fees earned by the General Partner, for the three and nine months ended September 30, 2019 and 2018 are shown on the Statements of Income (Loss) as a Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2019, administrative fees for Class A Interests were $38,169 and $126,917, respectively and administrative fees for Class B Interests were $16,471 and $53,225, respectively. For the three and nine months ended September 30, 2018, administrative fees for Class A Interests were $56,449 and $183,238, respectively and administrative fees for Class B Interests were $22,910 and $73,959, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At September 30, 2019 and December 31, 2018, the Partnership had commissions and brokerage fees payable to its introducing broker of $100,524 and $137,218, respectively, and service fees payable to Altegris Investments of $14,959 and $17,782, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Altegris Clearing Solutions -
Brokerage Commission fees	$304,665	$1,028,465	$467,792	$1,498,312
Altegris Investments-
Service fees	45,476	141,980	61,559	200,348
Total	$350,141	$1,170,445	$529,351	$1,698,660

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2019 and 2018 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2019, management fees for Class A Interests were $115,664 and $384,597, respectively, management fees for Class B Interests were $49,913 and $161,290, respectively, management fees for Original Class B Interests were $571 and $2,003, respectively, management fees for Special Interests were $47,863 and $140,740, respectively and management fees for Institutional Interests were $32,315 and $110,197, respectively. For the three and nine months ended September 30, 2018, management fees for Class A Interests were $171,058 and $555,265, respectively, management fees for Class B Interests were $69,424 and $224,121, respectively, management fees for Original Class B Interests were $1,538 and $5,895, respectively, management fees for Special Interests were $47,987 and $143,554, respectively and management fees for Institutional Interests were $61,421 and $195,387, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2019, service fees for General Partner’s Interest, were $19 and $55, respectively, service fees for Class A Interests were $229,564 and $760,372, respectively, service fees for Original Class A Interests were $27,749 and $87,295, respectively and service fees for Institutional Interests were $0 and $763, respectively. For the three and nine months ended September 30, 2018, service fees for General Partner’s Interest, were $19 and $57, respectively, service fees for Class A Interests were $339,243 and $1,099,275, respectively, service fees for Original Class A Interests were $36,644 and $118,635, respectively and service fees for Institutional Interests were $1,875 and $4,847, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at September 30, 2019 and December 31, 2018. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. The futures and forward contracts qualify for net presentation in the Statements of Financial Condition, however fair value is presented on a gross basis in the table below.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

September 30, 2019
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*
Agriculture	$95,635	$(619,769)	$(524,134)
Currencies	770,066	(48,548)	721,518
Energy	695,435	(186,393)	509,042
Interest Rates	1,539,144	(450,681)	1,088,463
Metals	1,032,294	(961,552)	70,742
Stock Indices	409,100	(168,092)	241,008
Treasury Rates	92,633	(573,078)	(480,445)

	$4,634,307	$(3,008,113)	$1,626,194

Forward Currency Contracts	$335,427	$(209,064)	$126,363

Total Gross Fair Value of Derivatives Contracts	$4,969,734	$(3,217,177)	$1,752,557

December 31, 2018
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*
Agriculture	$609,527	$(330,876)	$278,651
Currencies	267,155	(756,706)	(489,551)
Energy	940,229	(1,851,943)	(911,714)
Interest Rates	845,253	(231,186)	614,067
Metals	432,476	(1,848,038)	(1,415,562)
Stock Indices	181,520	(377,006)	(195,486)
Treasury Rates	123,078	(100,406)	22,672

	$3,399,238	$(5,496,161)	$(2,096,923)

Forward Currency Contracts	$331,450	$(265,019)	$66,431

Total Gross Fair Value of Derivatives Contracts	$3,730,688	$(5,761,180)	$(2,030,492)

* Futures contracts include settled variation margin.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2019 and 2018.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months ended September 30, 2019
Type of		Change in	Number of Contracts
Derivatives Contracts	Realized	Unrealized	Closed

Futures Contracts
Agricultural	$913,035	$(597,310)
Currencies	1,040,525	1,036,606
Energy	(984,353)	440,789
Interest Rates	2,757,001	(614,370)
Metals	(404,593)	231,849
Stock Indices	116,807	137,002
Treasury Rates	2,394,460	(928,734)

	$5,832,882	$(294,168)	7,531	(1)

Forward Currency Contracts	$150,945	$(222,669)		(2)

Total gain (loss) from derivatives contracts	$5,983,827	$(516,837)

Nine Months ended September 30, 2019
Type of		Change in	Number of Contracts
Derivatives Contracts	Realized	Unrealized	Closed

Futures Contracts
Agricultural	$381,433	$(802,785)
Currencies	558,285	1,211,069
Energy	(5,177,278)	1,420,756
Interest Rates	4,375,380	474,396
Metals	(2,597,772)	1,486,304
Stock Indices	1,134,713	436,494
Treasury Rates	2,671,913	(503,117)

	$1,346,674	$3,723,117	23,041	(1)

Forward Currency Contracts	$399,013	$59,932		(2)

Total gain (loss) from derivatives contracts	$1,745,687	$3,783,049

(1) These closed contract amounts are representative of the Partnership's volume of derivative activity for futures contracts during the period.

(2) The total notional value of long contracts closed for the three and nine months ended September 30, 2019 were approximately $78,891,000 and $299,205,000, respectively. The total notional value of short contracts closed for the three and nine months ended September 30, 2019 were approximately $79,012,000 and $299,169,000, respectively. These long and short numbers represent the notional value at the opening of the contract, and are representative of the Partnership’s volume of derivative activity for forward currency contracts during those periods.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months ended September 30, 2018

Type of		Change in	Number of Contracts
Derivatives Contracts	Realized	Unrealized	Closed

Futures Contracts
Agricultural	$929,911	$40,651
Currencies	773,418	189,211
Energy	204,031	(752,340)
Interest Rates	424,133	(1,113,977)
Metals	1,861,140	(309,872)
Stock Indices	(111,857)	437,411
Treasury Rates	(9,906)	(144,703)

	$4,070,870	$(1,653,619)	8,141	(1)

Forward Currency Contracts	$(1,087,650)	$121,846		(2)

Total gain (loss) from derivatives contracts	$2,983,220	$(1,531,773)

Nine Months ended September 30, 2018

Type of		Change in	Number of Contracts
Derivatives Contracts	Realized	Unrealized	Closed

Futures Contracts
Agricultural	$1,142,879	$(41,628)
Currencies	(2,710,019)	1,058,945
Energy	3,026,609	(534,050)
Interest Rates	571,639	(169,555)
Metals	3,312,355	(1,801,326)
Stock Indices	(200,802)	(228,950)
Treasury Rates	14,024	(251,548)

	$5,156,685	$(1,968,112)	31,052	(1)

Forward Currency Contracts	$156,817	$(1,373,672)		(2)

Total gain (loss) from derivatives contracts	$5,313,502	$(3,341,784)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of September 30, 2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	335,427	(209,064)	126,363	–	–	126,363
Futures contracts*	2,324,740	(1,839,633)	485,107	–	–	485,107
Total	2,660,167	(2,048,697)	611,470	–	–	611,470

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of September 30, 2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	(209,064)	209,064	–	–	–	–
Futures contracts*	(1,839,633)	1,839,633	–	–	–	–
Total	(2,048,697)	2,048,697	–	–	–	–

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

(1) The Partnership posted additional collateral of $8,762,875 as of September 30, 2019 and $8,401,266 as of December 31, 2018, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended September 30, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	4.56%	4.81%	4.88%	4.09%	4.60%	4.81%
Incentive fees	(0.11)%	(0.11)%	(0.11)%	(0.10)%	(0.11)%	(0.11)%

Total return after incentive fees	4.45%	4.70%	4.77%	3.99%	4.49%	4.70%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.38%	2.41%	2.16%	5.14%	3.21%	2.35%
Incentive fees (3)	0.10%	0.10%	0.11%	0.12%	0.10%	0.14%

Total expenses	3.48%	2.51%	2.27%	5.26%	3.31%	2.49%

Net investment (loss) (1) (2)	(1.33)%	(0.36)%	(0.11)%	(3.12)%	(1.17)%	(0.35)%

Nine months ended September 30, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.22%	3.97%	4.17%	1.81%	3.33%	3.97%
Incentive fees	(0.11)%	(0.11)%	(0.11)%	(0.10)%	(0.11)%	(0.11)%

Total return after incentive fees	3.11%	3.86%	4.06%	1.71%	3.22%	3.86%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.33%	2.33%	2.13%	5.11%	3.17%	2.34%
Incentive fees (3)	0. 09%	0.09%	0.11%	0.11%	0.10%	0.12%

Total expenses	3.42%	2.42%	2.24%	5.22%	3.27%	2.46%

Net investment (loss) (1) (2)	(1.13)%	(0.15)%	0.08%	(2.92)%	(0.98)%	(0.16)%

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

Three months ended September 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.23%	0.47%	0.54%	(0.23)%	0.27%	0.47%
Incentive fees	(0.06)%	(0.05)%	(0.06)%	(0.05)%	(0.06)%	(0.06)%

Total return after incentive fees	0.17%	0.42%	0.48%	(0.28)%	0.21%	0.41%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.31%	2.13%	2.11%	5.12%	3.15%	2.39%
Incentive fees (3)	0.05%	0.05%	0.05%	0.06%	0.06%	0.05%

Total expenses	3.36%	2.18%	2.16%	5.18%	3.21%	2.44%

Net investment (loss) (1) (2)	(1.42)%	(0.40)%	(0.20)%	(3.23)%	(1.26)%	(0.48)%

Nine months ended September 30, 2018
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.01)%	(0.28)%	(0.09)%	(2.37)%	(0.91)%	(0.30)%
Incentive fees	(0.06)%	(0.06)%	(0.06)%	(0.05)%	(0.06)%	(0.06)%

Total return after incentive fees	(1.07)%	(0.34)%	(0.15)%	(2.42)%	(0.97)%	(0.36)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.31%	2.36%	2.14%	5.15%	3.20%	2.39%
Incentive fees (3)	0.20%	0.05%	0.05%	0.07%	0.06%	0.03%

Total expenses	3.51%	2.41%	2.19%	5.22%	3.26%	2.42%

Net investment (loss) (1) (2)	(1.72)%	(0.77)%	(0.50)%	(3.55)%	(1.58)%	(0.78)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements issued, and concluded that no events subsequent to September 30, 2019 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2019 through November 14, 2019, the Partnership had subscriptions of $56,631 and redemptions of $1,934,469.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2019, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2019

During the third quarter of 2019, the Partnership achieved net realized and unrealized gains of $5,067,517 from its trading activities, and net of brokerage commissions of $390,458. The Partnership accrued total expenses of $1,118,253 including $266,052 in management fees paid to the General Partner, $121,298 in incentive fees, and $388,187 in service and professional fees. The Partnership earned $535,417 in interest income during the third quarter of 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2019 is set forth below.

Third Quarter 2019. The Partnership generated gains in the third quarter of 2019. Stock markets and government bonds continued to rise over the three months to September 30, with the S&P 500 climbing to an all-time high in July and yields on German 10-year bunds falling to a record low in August. The dollar strengthened against most major currencies and gold prices rallied above $1,500 an ounce for the first time since 2013. Oil prices briefly spiked in September after an attack on a Saudi refinery, but ended the quarter lower than where they started. The fund’s positive return was driven by both technical and fundamental signals. The fund gave back some profits during September, due to a two-week period that saw sharp reversals in fixed income markets. However, performance improved towards the end of the month. From a sector perspective, gains were largely driven by long fixed income positions and short positions in G10 currencies. In commodities, returns in the agriculture sector were offset by losses in energies and metals. Bond yields continued to trend downwards in the third quarter, lifting the fund’s long fixed income positions, particularly in longer-dated US government bonds, Italian BTP’s and euro-dollar futures. These profits were reduced when yields rose in the first half of September, but the sector remained the largest positive contributor to performance over the full quarter. Currencies were the second most profitable sector due to short positions in G10 currencies, most notably the euro. The Chinese yuan depreciating against the US dollar to its lowest level in 11 years was also beneficial for the fund, although returns in non-G10 currencies were flat overall. The fund’s performance in commodities was mixed, with gains in agriculture cancelled out by losses in energies and metals. The positive performance in agriculture was largely driven by short positions in coffee and sugar, with smaller contributions from soybeans and soymeal. Long positioning in nickel and short exposure to copper made money, but these gains were not enough to offset losses in precious metals. In energies, a long position in Brent crude was profitable after the Saudi refinery attack on September 14, but generated losses over the full three months. The fund’s positioning in gasoline and carbon emissions also lost money.

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

Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, the Partnership achieved net realized and unrealized gains of $4,255,420 from its trading activities, net of brokerage commissions of $1,264,420. The Partnership accrued total expenses of $3,355,625, including $869,969 in management fees paid to the General Partner, $122,089 in incentive fees, and $1,332,032 in service and professional fees. The Partnership earned $1,873,897 in interest income during the nine months ended September 30, 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2019 is set forth below.

Third Quarter 2019. The Partnership generated gains in the third quarter of 2019. Stock markets and government bonds continued to rise over the three months to September 30, with the S&P 500 climbing to an all-time high in July and yields on German 10-year bunds falling to a record low in August. The dollar strengthened against most major currencies and gold prices rallied above $1,500 an ounce for the first time since 2013. Oil prices briefly spiked in September after an attack on a Saudi refinery, but ended the quarter lower than where they started. The fund’s positive return was driven by both technical and fundamental signals. The fund gave back some profits during September, due to a two-week period that saw sharp reversals in fixed income markets. However, performance improved towards the end of the month. From a sector perspective, gains were largely driven by long fixed income positions and short positions in G10 currencies. In commodities, returns in the agriculture sector were offset by losses in energies and metals. Bond yields continued to trend downwards in the third quarter, lifting the fund’s long fixed income positions, particularly in longer-dated US government bonds, Italian BTP’s and euro-dollar futures. These profits were reduced when yields rose in the first half of September, but the sector remained the largest positive contributor to performance over the full quarter. Currencies were the second most profitable sector due to short positions in G10 currencies, most notably the euro. The Chinese yuan depreciating against the US dollar to its lowest level in 11 years was also beneficial for the fund, although returns in non-G10 currencies were flat overall. The fund’s performance in commodities was mixed, with gains in agriculture cancelled out by losses in energies and metals. The positive performance in agriculture was largely driven by short positions in coffee and sugar, with smaller contributions from soybeans and soymeal. Long positioning in nickel and short exposure to copper made money, but these gains were not enough to offset losses in precious metals. In energies, a long position in Brent crude was profitable after the Saudi refinery attack on September 14, but generated losses over the full three months. The fund’s positioning in gasoline and carbon emissions also lost money.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2019.

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

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2019:

Month	Amount Redeemed
July 31, 2019	$1,524,258
August 31, 2019	$2,626,993
September 30, 2019	$2,931,298

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

Dated: November 15, 2019

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

