Form 10-K
period 2019-12-31
Altegris Winton Futures Fund, L.P.
filed 2020-03-10
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended

As of January 31, 2020, the aggregate net asset value of the Interests in the Partnership before redemptions was $89,069,614. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

SGAS paid, during 2019, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

As of January 31, 2020 the Partnership had 984 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2019:

Month Ended	Amount Redeemed
October 31, 2019	$1,934,469
November 30, 2019	1,051,158
December 31, 2019	1,445,815
Total	$4,431,442

ITEM 6: SELECTED FINANCIAL DATA

Revenue:	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Total net realized and unrealized gains (losses)	$2,673,076	$(2,193,035)	$14,912,353	$5,074,486	$11,958,486	$69,873,095
Interest Income	2,252,803	2,660,453	1,524,072	736,778	415,355	375,189
Expenses:
Management fee	1,112,335	1,598,989	2,248,002	3,279,777	3,921,148	4,603,469
Advisory fee	1,025,526	1,449,919	2,023,487	2,882,993	3,400,219	4,005,501
Administrative fee	228,982	330,996	458,380	677,177	823,872	959,609
Service fees	1,069,725	1,558,070	2,229,530	3,256,998	3,734,936	4,245,801
Incentive fee	122,089	111,204	705,276	180,109	4,373,262	12,826,879
Professional fees	569,540	805,372	891,332	1,153,032	1,260,052	1,411,772
Brokerage commissions	1,624,810	2,290,596	3,197,579	4,590,391	5,427,184	6,413,798
Offering expense (1)
Interest expense	10,719	16,999	105,647	63,638	47,417	25,326
Other expenses	133,137	139,036	271,296	312,490	482,063	519,555
Net income (loss)	(970,984)	(7,833,763)	4,305,896	(10,585,341)	(11,096,312)	35,236,574
Total assets	$95,213,072	130,732,759	$184,489,639	$268,564,665	$336,856,881	$409,548,229
Total Net Asset Value	$91,763,009	126,006,040	$173,217,273	$256,683,259	$325,307,634	$374,794,900

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2019 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2019

During 2019, the Partnership achieved net realized and unrealized gains of $1,048,266 from all trading; gains of $1,003,635 from trading of derivatives including brokerage commissions of $1,624,810. The Partnership accrued total expenses of $4,272,053, including $122,089 in incentive fees, $1,112,353 in management fees paid to the General Partner, and $1,639,265 in service and professional fees. The Partnership earned $2,252,803 in interest income during 2019. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2019 is set forth below.

Fourth Quarter 2019. The fund generated slightly negative performance in 2019, a year in which most global financial markets rose. The MSCI World stock index rallied 27.7% to all-time highs. Government bonds also gained, and by year-end, yields were negative for all maturities out to 10 years in Japan, to 15 years in Germany and to 50 years in Switzerland. In commodities, energies recovered most of their 2018 losses, with WTI crude oil peaking at $66 a barrel during April, while gold prices rose past $1,500 an ounce in September for the first time since 2013.

From a sector perspective, returns in commodities were negative across agriculture, energies and metals, while gains were largely driven by long stock index and fixed income positions and a short position in the euro.

The fund’s losses were driven by the commodities sector, where losses were concentrated in May and September. Exposure to energies was whipsawed by market movements over the course of the year, with negative performance stemming from the fund’s oil and oil products positions. Gold and silver led the losses in metals, due to the fund being short throughout most of a double-digit rally in the two markets between June and September. Livestock, meanwhile, accounted for most of the negative return in agriculture, alongside mixed performance in crops. The fund’s net long exposure to stock indices throughout the year benefited from rising markets, with the S&P 500 and Nasdaq representing the top contributors to performance. Positioning in fixed income was long heading into the year leaving the fund well positioned to profit from an uptrend in bonds from May through to September. At the same time, a short position in the euro − which trended downwards against the US dollar for most of the year − was the largest contributor to performance in currencies. Further profits accrued from long positions in non-G10 currencies, such as the Mexican peso and Indonesian rupiah.

The fund heads into 2020 long the stock market, the US dollar and precious metals, with a slightly negative portfolio sensitivity to fixed income, albeit with net long positions in government bonds and short-term interest rates.

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

2018

During 2018, the Partnership achieved net realized and unrealized losses of ($4,483,631) from all trading; losses of ($4,326,287) from trading of derivatives including brokerage commissions of $2,290,596. The Partnership accrued total expenses of $6,010,585, including $11,204 in incentive fees, $1,598,989 in management fees paid to the General Partner, and $2,363,442 in service and professional fees. The Partnership earned $2,660,453 in interest income during 2018. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2018 is set forth below.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2019.

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

The Partnership’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. This expected daily percentage change is then expanded to four days, providing an expected four day percentage change. The Partnership’s VaR at a four-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 four day trading periods. VaR typically does not represent the worst case outcome.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2019. During 2019, the Partnership’s average capitalization was $102,152,757.

	Fiscal Year 2019
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$602,506	0.59%	$970,141	$259,426
Commodities	$1,060,822	1.04%	$1,495,681	$546,759
Currencies	$735,049	0.72%	$1,345,032	$262,229
Equities	$564,436	0.55%	$722,276	$430,585

Total	$2,962,813	*2.90

*Percentage total does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2019.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2019, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2019.

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

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2019	2019	2019	2019
Interest Income:	$378,906	$535,417	$640,363	$698,117
Net realized and unrealized gains (losses):	(3,207,154)	5,067,517	(1,074,718)	262,621
Expenses:	916,431	1,118,253	1,074,549	1,162,823
Net Income (Loss):	(3,744,676)	4,484,681	(1,508,904)	(202,085)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2018	2018	2018	2018
Interest Income:	$740,604	$707,806	$660,010	$552,033
Net realized and unrealized gains (losses):	(4,691,476)	870,090	3,780,463	(4,442,888)
Expenses:	1,830,845	1,502,036	1,515,251	1,692,453
Net Income (Loss):	(5,251,537)	75,860	2,925,222	(5,583,308)

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2017 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). The General Partner is an indirect subsidiary of Artivest Holdings, Inc., a corporation that may be deemed to be controlled by (i) entities managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”), and (ii) Genstar Capital Management LLC and its affiliates (“Genstar”). Aquiline is a private equity firm located in New York, New York, and Genstar is a private equity firm located in San Francisco, California. The General Partner’s managers and executive officers are Martin Beaulieu and Matthew C. Osborne.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of January 31, 2020, the General Partner’s general partner interest in the Partnership was valued at $3,592 which constituted 0% of the Partnership’s total assets. As of January 31, 2020, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $1,112,335 for the year ended December 31, 2019. The Partnership paid to the General Partner administrative fees totaling $228,982 for the year ended December 31, 2019.

The Partnership paid to Altegris monthly continuing compensation of $184,222 for the year ended December 31, 2019. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $172,430 for the year ended December 31, 2019. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2019 the Partnership paid monthly brokerage charges of $1,333,366.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2019 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Ernst & Young LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2019.

FEE CATEGORY	2019	2018
Audit Fees	$37,000	40,700
Audit-Related Fees	$67,000	47,700
Tax Fees	$103,175	119,105
All Other Fees	–	–
TOTAL FEES	$207,175	207,505

Audit Fees and Audit-Related Fees consist of fees paid to Ernst & Young LLP for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

 ____________________

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

Dated: March 9, 2020	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	March 9, 2020
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	March 9, 2020
Matthew C. Osborne

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS Winton Futures Fund, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

____________

TABLE OF CONTENTS

_____________

F-1

ALTEGRIS Winton Futures Fund, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2019, 2018 and 2017 is accurate and complete.

By: /s/ Martin Beaulieu
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Martin Beaulieu, Executive Chairman

Ernst & Young LLP One Commerce Square Suite 700 2005 Market Street Philadelphia, PA 19103	Tel: +1 215 448 5000 Fax: +1 215 448 5500 ey.com

Report of Independent Registered Public Accounting Firm

The General Partner and Limited Partners of Altegris Winton Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and the changes in its partners’ capital for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2011.

Philadelphia, PA

March 9, 2020

ALTEGRIS Winton Futures Fund, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2019 and DECEMBER 31, 2018

_______________

	2019	2018
ASSETS
Equity in commodity broker account
Cash	$3,225,338	$2,423,617
Restricted cash	7,510,328	8,266,227
Restricted foreign currency (cost - $1,556,629 and $641,616)	1,582,344	637,770
Net unrealized gain on open forward contracts	139,078	66,431

	12,457,088	11,394,045

Cash	1,168,333	2,813,732
Investment securities at fair value (cost - $81,584,880 and $116,519,929)	81,586,344	116,515,866
Interest receivable	1,307	9,116

Total assets	$95,213,072	$130,732,759

LIABILITIES
Equity in commodity broker account
Net unrealized loss on open futures contracts	$419,520	$502,731
Settled variation margin	455,526	1,594,192
	875,046	2,096,923

Redemptions payable	1,875,639	1,696,213
Commissions payable	116,793	166,966
Management fee payable	77,769	115,062
Service fees payable	77,478	129,459
Advisory fee payable	72,953	104,586
Administrative fee payable	15,576	24,055
Subscriptions received in advance	–	51,000
Incentive fee payable	–	31
Other liabilities	338,809	342,424

Total liabilities	3,450,063	4,726,719

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,626	3,651
Limited Partners	91,759,383	126,002,389

Total partners' capital (Net Asset Value)	91,763,009	126,006,040

Total liabilities and partners' capital	$95,213,072	$130,732,759

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2019

_______________

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$22,503,000	1/2/2020	Federal Farm Credit Bank Disc Note, 1.15%*	$22,502,281	24.52%
23,370,000	1/2/2020	Federal Home Loan Bank Disc Note, 1.15%*	23,370,000	25.47%
5,000,000	1/3/2020	Federal Home Loan Bank Disc Note, 1.57%*	4,999,790	5.45%
10,000,000	1/23/2020	Federal Home Loan Bank Disc Note, 1.58%*	9,991,192	10.89%
Total U.S. Government Agency Bonds and Notes (cost - $60,861,500)			60,863,263	66.33%

Certificates of Deposit
1,633,982	1/15/2020	The Chiba Bank, Ltd., 1.80%	1,633,982	1.78%
Total Certificates of Deposit (cost - $1,634,000)			1,633,982	1.78%

Corporate Notes
864,000	1/2/2020	Cedar Springs Capital Company, LLC, 1.59%*	863,962	0.94%
3,210,000	1/14/2020	Chevron Corporation, 1.63%*	3,208,079	3.50%
1,636,000	1/7/2020	DCAT, LLC, 1.94%*	1,635,491	1.78%
2,453,000	1/13/2020	Exxon Mobil Corporation, 1.69%*	2,451,608	2.67%
2,453,000	1/13/2020	MetLife Short Term Funding LLC, 1.81%*	2,451,450	2.67%
1,637,000	1/22/2020	PACCAR Financial Corp., 1.66%*	1,635,342	1.78%
2,000,000	1/2/2020	The Home Depot, Inc., 1.46%*	1,999,919	2.18%
1,636,000	1/6/2020	The Home Depot, Inc., 1.56%*	1,635,575	1.78%
3,210,000	1/15/2020	Thunder Bay Funding, LLC, 1.88%*	3,207,673	3.50%
Total Corporate Notes (cost - $19,089,380)			19,089,099	20.80%

Total investment securities (cost - $81,584,880)			$81,586,344	88.91%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2019

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Jan 20 - May 20	156	$(452)	0.00%
Currencies	Mar 20	304	241,603	0.26%
Energy	Jan 20 - Dec 20	173	173,680	0.19%
Interest Rates	Mar 20 - Dec 22	585	(341,749)	(0.37)%
Metals	Jan 20 - Apr 20	444	98,595	0.11%
Stock Indices	Jan 20 - Mar 20	447	259,711	0.28%
Treasury Rates	Mar 20	133	(339,453)	(0.37)%

Total long futures contracts		2,242	91,935	0.10%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 20 - May 20	404	(555,156)	(0.60)%
Currencies	Mar 20	403	(513,939)	(0.56)%
Energy	Jan 20 - Mar 20	222	269,804	0.29%
Interest Rates	Mar 20 - Sep 20	162	9,142	0.01%
Metals	Jan 20 - Apr 20	178	(151,593)	(0.17)%
Stock Indices	Mar-20	86	(64,403)	(0.07)%
Treasury Rates	Mar 20	182	39,164	0.04%

Total short futures contracts		1,637	(966,981)	(1.06)%

Total futures contracts			$(875,046)	(0.96)%

LONG FORWARD CONTRACTS:
Currencies	Jan 20 - Mar 20		$387,111	0.42%

SHORT FORWARD CONTRACTS:
Currencies	Jan 20 - Mar 20		(248,033)	(0.27)%

Total forward currency contracts			$139,078	0.15%

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

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

_______________

	2019	2018	2017
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$1,333,921	$4,480,459	$13,181,713
Net change in unrealized	1,294,524	(6,516,150)	1,063,273
Brokerage commissions	(1,624,810)	(2,290,596)	(3,197,579)

Net gain (loss) from trading derivatives contracts	1,003,635	(4,326,287)	11,047,407

Gain (loss) on trading of securities
Net realized	507	598	257,947
Net change in unrealized	5,527	(3,914)	2,711

Net gain (loss) from trading securities	6,034	(3,316)	260,658

Gain (loss) on trading of foreign currency
Net realized	9,036	(62,282)	210,078
Net change in unrealized	29,561	(91,746)	196,631

Net gain (loss) from trading foreign currency	38,597	(154,028)	406,709

Total trading gains (losses)	1,048,266	(4,483,631)	11,714,774

NET INVESTMENT INCOME (LOSS)
Income
Interest income	2,252,803	2,660,453	1,524,072

Expenses
Management fee	1,112,335	1,598,989	2,248,002
Service fees	1,069,725	1,558,070	2,229,530
Advisory fee	1,025,526	1,449,919	2,023,487
Professional fees	569,540	805,372	891,332
Incentive fee	122,089	111,204	705,276
Administrative fee	228,982	330,996	458,380
Interest expense	10,719	16,999	105,647
Other expenses	133,137	139,036	271,296

Total expenses	4,272,053	6,010,585	8,932,950

Net investment income (loss)	(2,019,250)	(3,350,132)	(7,408,878)

NET INCOME (LOSS)	$(970,984)	$(7,833,763)	$4,305,896

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

_______________

		Limited Partners
	Total	Original Class A	Original Class B	Special Interests	Class A	Class B	Institutional Interests	General Partner

Balances at December 31, 2016	$256,683,259	$13,257,409	$2,258,015	$15,766,935	$122,209,260	$47,147,538	$56,040,403	$3,699

Capital additions	5,871,121	56,487	–	2,600,000	1,653,728	614,200	946,706	–

Capital withdrawals	(93,643,003)	(4,021,619)	(1,401,594)	–	(42,023,597)	(16,544,017)	(29,652,176)	–

From operations:
Net investment income (loss)	(7,408,878)	(318,048)	(28,063)	(353,230)	(4,765,549)	(1,074,808)	(869,072)	(108)
Net realized gain (loss) from investments (net of brokerage commissions)	10,452,159	568,862	58,412	1,043,177	4,871,104	1,896,935	2,013,464	205
Net change in unrealized gain (loss) from investments	1,262,615	58,174	(7,968)	203,793	668,318	263,852	76,409	37

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	1,539,697	–	–	–	1,063,211	286,595	189,891	–

Capital withdrawals	(40,917,167)	(2,398,153)	(540,036)	–	(20,105,990)	(7,332,462)	(10,540,526)	–

From operations:
Net investment income (loss)	(3,350,132)	(139,482)	(5,180)	(79,720)	(2,504,785)	(444,333)	(176,571)	(61)
Net realized gain (loss) from investments (net of brokerage commissions)	2,128,179	127,960	10,883	262,949	995,298	415,903	315,134	52
Net change in unrealized gain (loss) from investments	(6,611,810)	(290,861)	(25,249)	(871,939)	(3,085,247)	(1,264,306)	(1,074,035)	(173)

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	532,618	9,744	–	–	246,000	276,874	–	–

Capital withdrawals	(33,804,665)	(1,082,851)	(99,731)	–	(20,803,419)	(6,138,199)	(5,680,465)	–

From operations:\
Net investment income (loss)	(2,019,250)	(81,230)	(1,065)	(40,773)	(1,566,470)	(264,658)	(65,002)	(52)
Net realized gain (loss) from investments (net of brokerage commissions)	(281,346)	(8,282)	(792)	82,138	(212,354)	(44,961)	(97,109)	14
Net change in unrealized gain (loss) from investments	1,329,612	52,608	4,863	58,494	743,417	228,291	241,926	13
Net income (loss) for the year ended December 31, 2019	(970,984)	(36,904)	3,006	99,859	(1,035,407)	(81,328)	79,815	(25)

Balances at December 31, 2019	$91,763,009	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the “Partnership”) was organized as a Colorado limited partnership in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership (the “Agreement”), as amended and restated from time to time. The Partnership's general partner is Altegris Advisors, L.L.C. (the “General Partner”). The General Partner has the overall responsibility for the management, operation and administration of the Partnership, including the selection of its commodity trading adviser. The Partnership's trading activities are conducted pursuant to an advisor contract with Winton Capital Management Limited (the "Advisor"). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

The General Partner is registered with the U.S. Securities and Exchange Commission under the U.S. Investment Advisers Act of 1940, as amended, as an investment adviser and is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and is a member of the National Futures Association, an industry self-regulatory organization.

B.	Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2019 and 2018 and reported amounts of income and expenses for the years ended December 31, 2019, 2018 and 2017. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2019 and 2018, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2019 and 2018, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2019 and 2018.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as of December 31, 2019 and 2018:

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019
Assets:
Futures contracts (1)*	$2,277,168	$–	$–	$2,277,168
Forward currency contracts (1)	–	403,817	–	403,817
U.S. Government agency
bonds and notes	–	60,863,263	–	60,863,263
Corporate notes	–	19,089,099	–	19,089,099
Certificates of deposit	–	1,633,982	–	1,633,982

	$2,277,168	$81,990,161	$–	$84,267,329

Liabilities:
Futures contracts (1)*	$(3,152,214)	$–	$–	$(3,152,214)
Forward currency contracts (1)	–	(264,739)	–	(264,739)

	$(3,152,214)	$(264,739)	$–	$(3,416,953)

				Balance as of
December 31, 2018	Level 1	Level 2	Level 3	December 31, 2018
Assets:
Futures contracts (1)*	$3,399,238	$–	$–	$3,399,238
Forward currency contracts (1)	–	331,450	–	331,450
U.S. Government agency
bonds and notes	–	70,186,759	–	70,186,759
Corporate notes	–	40,317,094		40,317,094
Certificates of deposit	–	6,012,013	–	6,012,013

	$3,399,238	$116,847,316	$–	$120,246,554

Liabilities:
Futures contracts (1)*	$(5,496,161)	$–	$–	$(5,496,161)
Forward currency contracts (1)	–	(265,019)	–	(265,019)

	$(5,496,161)	$(265,019)	$–	$(5,761,180)

(1)  See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

*    Futures contracts include settled variation margin.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s year-end.

For the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 assets and liabilities. For the years ended December 31, 2019 and 2018, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. (the “Custodian”) is the Partnership’s custodian. SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition. The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2019 and December 31, 2018, the Partnership’s restricted cash balance on the Statements of Financial Condition of $7,510,329 and $8,266,227, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2019 and December 31, 2018, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $1,582,344 and $637,770, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of December 31, 2019 and 2018, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2019 and 2018 are reflected within the Condensed Schedules of Investments.

H.	Forward Currency Transactions

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2019 and 2018 are reflected within the Condensed Schedules of Investments.

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

The Partnership maintains a custody account with JPMorgan Chase Bank, N.A and Northern Trust Company. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital.  Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2019, 2018 and 2017. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended December 31, 2019, 2018 and 2017.

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

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2019, 2018 and 2017.

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

Total Management Fees earned by the General Partner for the years ended December 31, 2019, 2018 and 2017 are shown on the Statements of Income (Loss) as a Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2019, 2018 and 2017, administrative fees for Class A Interests were $159,956, $235,576 and $330,830, respectively and administrative fees for Class B Interests were $69,026, $95,420 and $127,550, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At December 31, 2019 and 2018, the Partnership had commissions and brokerage fees payable to its introducing broker of $93,519 and $137,218, respectively, and service fees payable to Altegris Investments of $13,865 and $17,782, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition also includes fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and its introducing broker for the years ended December 31, 2019, 2018 and 2017:

	Year ended	Year ended	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Altegris Clearing Solutions -
Brokerage Commission fees	$1,333,366	$1,946,065	$2,586,289
Altegris Investments- Service fees	184,222	256,230	348,597
Total	$1,517,588	$2,202,295	$2,934,886

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) includes fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT

The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits, as defined in the Agreement. However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2019, 2018 and 2017 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2019, 2018 and 2017, management fees for Class A Interests were $484,714, $713,864 and $1,002,553, respectively, management fees for Class B Interests were $209,171, $289,150 and $386,528, respectively, management fees for Original Class B Interests were $2,566, $7,043 and $14,647, respectively, management fees for Special Interests were $188,050, $191,283 and $181,096, respectively and management fees for Institutional Interests were $141,025, $248,579 and $438,663, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2019, 2018 and 2017, service fees for General Partner’s Interest were $72, $74 and $73, respectively, service fees for Class A Interests were $955,175, $1,400,425 and $1,995,510, respectively, service fees for Original Class A Interests were $113,715, $150,886 and $215,796, respectively and service fees for Institutional Interests were $763, $6,685 and $18,151, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at December 31, 2019 and 2018. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. The futures and forward contracts qualify for net presentation in the Statements of Financial Condition, however fair value is presented on a gross basis in the table below.

December 31, 2019
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts*
Agriculture	$80,153	$(635,761)	$(555,608)
Currencies	247,206	(519,542)	(272,336)
Energy	453,237	(9,753)	443,484
Interest Rates	21,185	(353,792)	(332,607)
Metals	1,091,050	(1,144,048)	(52,998)
Stock Indices	345,173	(149,865)	195,308
Treasury Rates	39,164	(339,453)	(300,289)

	$2,277,168	$(3,152,214)	$(875,046)

Forward Currency Contracts	$403,817	$(264,739)	$139,078

Total Gross Fair Value of Derivatives Contracts	$2,680,985	$(3,416,953)	$(735,968)

*	Futures contracts include settled variation margin.

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2019, 2018 and 2017.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2019
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$(742,483)	$(834,259)
Currencies	577,301	217,215
Energy	(3,969,809)	1,355,198
Interest Rates	3,649,015	(946,874)
Metals	(3,108,467)	1,362,564
Stock Indices	2,898,352	390,794
Treasury Rates	1,666,780	(322,961)

	$970,689	$1,221,877	31,911	(1)

Forward Currency Contracts	$363,232	$72,647		(2)

Total gain (loss) from derivatives contracts	$1,333,921	$1,294,524

Year ended December 31, 2018
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Contracts Closed
Futures Contracts
Agricultural	$599,414	$(113,516)
Currencies	(1,911,690)	(104,660)
Energy	4,213,918	(1,728,255)
Interest Rates	769,607	851,375
Metals	2,586,136	(3,406,972)
Stock Indices	(1,351,740)	(724,731)
Treasury Rates	(314,804)	(82,570)

	$4,590,841	$(5,309,429)	38,882	(1)

Forward Currency Contracts	$(110,382)	$(1,206,721)		(2)

Total gain (loss) from derivatives contracts	$4,480,459	$(6,516,150)

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

(2) The total notional value of long contracts closed for the years ended December 31, 2019, 2018, and 2017 were approximately $321,599,000, $474,087,000 and $835,997,000, respectively. The total notional value of short contracts closed for the years ended December 31, 2019, 2018, and 2017 were approximately $321,818,000, $474,528,000 and $843,527,000, respectively. These long and short numbers represent the notional value at the opening of the contract, and are representative of the Partnership’s volume of derivative activity for forward currency contracts during those years.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	403,817	(264,739)	139,078	–	–	139,078
Futures contracts*	1,452,946	(1,452,946)	–	–	–	–
Total	1,856,763	(1,717,685)	139,078	–	–	139,078

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	(264,739)	264,739	–	–	–	–
Futures contracts*	(1,872,466)	1,452,946	(419,520)	–	419,520	–
Total	(2,137,205)	1,717,685	(419,520)	–	419,520	–

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

(1) The Partnership posted additional collateral of $8,673,153 as of December 31, 2019 and $8,401,266 as of December 31, 2018, with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements.

	December 31, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(0.58)%	0.40%	0.65%	(2.38)%	(0.43)%	0.39%
Incentive fees	(0.10)%	(0.11)%	(0.12)%	(0.10)%	(0.11)%	(0.11)%

Total return after incentive fees	(0.68)%	0.29%	0.54%	(2.48)%	(0.54)%	0.28%

Ratio to average net asset value
Expenses prior to incentive fees	3.35%	2.36%	2.16%	5.14%	3.21%	2.37%
Incentive fees	0.10%	0.09%	0.11%	0.11%	0.10%	0.13%

Total expenses	3.45%	2.45%	2.27%	5.25%	3.31%	2.50%

Net investment income (loss) (1)	(1.30)%	(0.32)%	0.11%	(3.07)%	(1.15)%	(0.32)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements issued, and concluded that no events subsequent to December 31, 2019 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2020 through March 9, 2020, the Partnership had subscriptions of $21,787 and redemptions of $1,807,997.

