Form 10-K/A
period 2019-12-31
Altegris Winton Futures Fund, L.P.
filed 2020-04-01
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Altegris Winton Futures Fund, L.P. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 10, 2020 (the “Original 10-K”) and Amendment No. 1 filed March 31, 2020, solely for the purpose of correcting the address contained on the Report of Independent Registered Public Accounting Firm that appears on page F-3 hereto.

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

***** Filed or furnished with the Company’s Original Form 10-K filed on March 10, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2020	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Martin Beaulieu	Executive Chairman, Manager	April 1, 2020
Martin Beaulieu	(Principal Executive Officer)

/s/ Matthew C. Osborne	Chief Investment Officer, Manager	April 1, 2020
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

