Form 10-Q
period 2020-03-31
Altegris Winton Futures Fund, L.P.
filed 2020-05-15
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

MARCH 31, 2020 (Unaudited) and DECEMBER 31, 2019 (Audited)

_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash	$1,677,415	$3,225,338
Restricted cash	3,279,510	7,510,328
Restricted foreign currency (cost - $1,133,265 and $1,556,629)	1,137,325	1,582,344
Net unrealized gain on open futures contracts	408,101	–
Settled variation margin	1,104,632	–
Net unrealized gain on open forward contracts	–	139,078
	7,606,983	12,457,088

Cash	2,736,016	1,168,333
Investment securities at fair value (cost - $70,839,893 and $81,584,880)	70,848,162	81,586,344
Interest receivable	–	1,307
Total assets	$81,191,161	$95,213,072

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$603,757	$–
Net unrealized loss on open futures contracts	–	419,520
Settled variation margin	–	455,526
	603,757	875,046

Redemptions payable	1,959,065	1,875,639
Commissions payable	96,642	116,793
Management fee payable	69,491	77,769
Service fees payable	65,954	77,478
Advisory fee payable	66,098	72,953
Administrative fee payable	13,669	15,576
Other liabilities	190,214	338,809
Total liabilities	3,064,890	3,450,063

PARTNERS' CAPITAL (NET ASSET VALUE)
General Partner	3,285	3,626
Limited Partners	78,122,986	91,759,383
Total partners' capital (Net Asset Value)	78,126,271	91,763,009
Total liabilities and partners' capital	$81,191,161	$95,213,072

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2020 (Unaudited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$7,002,000	4/1/2020	Federal Home Loan Bank Disc Note, 0.00%*	$7,001,972	8.96%
5,000,000	4/3/2020	Federal Home Loan Bank Disc Note, 0.00%*	4,999,965	6.40%
4,750,000	4/8/2020	Federal Farm Credit Bank Disc Note, 0.00%*	4,749,843	6.08%
10,000,000	4/20/2020	Federal Home Loan Bank Disc Note, 0.20%*	9,999,310	12.80%
7,000,000	4/22/2020	Federal Home Loan Bank Disc Note, 0.00%*	6,999,468	8.96%
5,000,000	5/5/2020	Federal Farm Credit Bank Disc Note, 0.01%*	4,999,195	6.40%
10,000,000	4/2/2020	United States Treasury, 0.00%*	9,999,986	12.80%
Total U.S. Government Agency Bonds and Notes (cost - $48,750,116)			48,749,739	62.40%

Corporate Notes
$2,240,000	4/17/2020	Apple Inc., 1.14%*	2,238,730	2.87%
2,800,000	4/17/2020	Chevron Corporation, 2.02%*	2,797,374	3.58%
1,420,000	4/9/2020	DCAT, LLC, 1.96%*	1,419,276	1.82%
2,125,000	4/22/2020	Exxon Mobil Corporation, 2.01%*	2,122,520	2.72%
3,442,000	4/6/2020	Intercontinental Exchange, Inc., 1.56%*	3,441,033	4.40%
1,495,000	4/17/2020	PACCAR Financial Corp., 1.97%*	1,493,803	1.91%
2,945,000	4/13/2020	Thunder Bay Funding, LLC, 1.76%*	2,942,405	3.77%
2,700,000	4/1/2020	Victory Receivables Corporation, 0.10%*	2,699,870	3.45%
2,945,000	4/15/2020	Walmart Inc., 1.56%*	2,943,412	3.77%
Total Corporate Notes (cost - $22,089,777)			22,098,423	28.29%

Total Investment Securities (cost - $70,839,893)			$70,848,162	90.69%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

MARCH 31, 2020 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value*	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	May 20 - Jul 20	57	$(150,410)	(0.19)%
Currencies	Jun 20	111	(169,405)	(0.22)%
Interest Rates	Jun 20 - Mar 23	553	(25,660)	(0.03)%
Metals	Apr 20 - Jul 20	208	(1,761,868)	(2.25)%
Stock Indices	Apr 20 - Jun 20	12	58,451	0.07%
Treasury Rates	Jun 20	57	435,797	0.56%
Total long futures contracts		998	(1,613,095)	(2.06)%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 20 - Sep 20	507	191,985	0.25%
Currencies	Jun 20	269	354,872	0.45%
Energy	Apr 20 - Dec 20	182	530,531	0.68%
Interest Rates	Jun 20 - Mar 23	138	(27,521)	(0.04)%
Metals	Apr 20 - Jul 20	385	2,357,713	3.02%
Stock Indices	Apr 20 - Jun 20	87	(202,127)	(0.26)%
Treasury Rates	Jun 20	21	(79,625)	(0.10)%
Total short futures contracts		1,589	3,125,828	4.00%

Total futures contracts			$1,512,733	1.94%

APPRECIATION OF FORWARD CONTRACTS:
Currencies	Apr 20 - Jun 20		$599,547	0.77%

DEPRECIATION OF FORWARD CONTRACTS:
Currencies	Apr 20 - Jun 20		(1,203,304)	(1.54)%

Total forward currency contracts			$(603,757)	(0.77)%

*Futures include settled variation margin.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2019 (Audited)

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

DECEMBER 31, 2019 (Audited)

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

_______________

	2020	2019
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(9,223,204)	$(3,405,967)
Net change in unrealized	1,644,944	4,117,219
Brokerage Commissions	(330,806)	(455,119)

Net (loss) gain from trading derivatives contracts	(7,909,066)	256,133

Gain (loss) on trading of securities
Net change in unrealized	6,805	(1,026)

Net gain (loss) from trading securities	6,805	(1,026)

Gain (loss) on trading of foreign currency
Net realized	(32,453)	4,023
Net change in unrealized	(21,655)	3,491

Net (loss) gain from trading foreign currency	(54,108)	7,514

Total trading (losses) gains	(7,956,369)	262,621

NET INVESTMENT LOSS
Income
Interest income	272,208	698,117
	272,208	698,117
Expenses
Management fee	219,860	315,586
Service fees	191,456	311,089
Advisory fee	208,010	287,709
Professional fees	89,797	179,442
Administrative fee	43,507	65,688
Incentive fee	–	791
Interest expense	3,612	2,364
Other expenses	13,147	154

Total expenses	769,389	1,162,823

Net investment loss	(497,181)	(464,706)

NET LOSS	$(8,453,550)	$(202,085)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

_______________

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	246,000	–	–	–	246,000	–	–	–

Capital withdrawals	(11,334,769)	(597,174)	–	–	(6,167,248)	(1,860,683)	(2,709,664)	–

From operations:
Net investment loss	(464,706)	(16,180)	(38)	9,270	(404,068)	(50,924)	(2,757)	(9)
Net realized loss from investments (net of brokerage commissions)	(3,857,063)	(197,598)	(9,763)	(568,004)	(1,811,278)	(733,718)	(536,590)	(112)
Net change in unrealized gain from investments	4,119,684	213,233	10,729	624,373	1,918,608	786,960	565,659	122
Net loss for the three months ended March 31, 2019	(202,085)	(545)	928	65,639	(296,738)	2,318	26,312	1

Balances at March 31, 2019	$114,715,186	$5,849,982	$320,148	$18,637,604	$52,567,380	$22,297,117	$15,039,303	$3,652

Balances at December 31, 2019	$91,763,009	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626

Capital additions	21,787	–	–	–	–	–	21,787	–

Capital withdrawals	(5,204,975)	(546,166)	(29,991)	–	(3,919,395)	(709,423)	–	–

From operations:
Net investment loss	(497,181)	(23,819)	(516)	(34,628)	(327,797)	(80,445)	(29,959)	(17)
Net realized loss from investments (net of brokerage commissions)	(9,586,463)	(534,760)	(21,027)	(2,029,630)	(3,755,456)	(1,925,805)	(1,319,392)	(393)
Net change in unrealized gain from investments	1,630,094	87,873	2,566	359,793	609,084	336,860	233,849	69
Net loss for the three months ended March 31, 2020	(8,453,550)	(470,706)	(18,977)	(1,704,465)	(3,474,169)	(1,669,390)	(1,115,502)	(341)

Balances at March 31, 2020	$78,126,271	$4,320,818	$173,527	$16,967,359	$29,798,976	$15,834,016	$11,028,290	$3,285

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2020 and December 31, 2019, and reported amounts of income and expenses for the three months ended March 31, 2020 and 2019, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2020 and December 31, 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2020 or December 31, 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes to the Partnership’s valuation methodology during the three month period ended March 31, 2020 and the year ended December 31, 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2020 and December 31, 2019:

				Balance as of
March 31, 2020	Level 1	Level 2	Level 3	March 31, 2020
Assets:
Futures contracts (1)*	$4,896,670	$–	$–	$4,896,670
Forward currency contracts (1)	–	599,547	–	599,547
U.S. Government agency bonds and notes	–	48,749,739	–	48,749,739
Corporate notes	–	22,098,423	–	22,098,423
	$4,896,670	$71,447,709	$–	$76,344,379

Liabilities:
Futures contracts (1)*	$(3,383,937)	$–	$–	$(3,383,937)
Forward currency contracts (1)	–	(1,203,304)	–	(1,203,304)
	$(3,383,937)	$(1,203,304)	$–	$(4,587,241)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019
Assets:
Futures contracts (1)*	$2,277,168	$–	$–	$2,277,168
Forward currency contracts (1)	–	403,817	–	403,817
U.S. Government agency bonds and notes	–	60,863,263	–	60,863,263
Corporate notes	–	19,089,099	–	19,089,099
Certificates of deposit	–	1,633,982	–	1,633,982
	$2,277,168	$81,990,161	$–	$84,267,329

Liabilities:
Futures contracts (1)*	$(3,152,214)	$–	$–	$(3,152,214)
Forward currency contracts (1)	–	(264,739)	–	(264,739)
	$(3,152,214)	$(264,739)	$–	$(3,416,953)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.
* Future contracts include settled variation margin.

The Partnership’s policy is to recognize any transfers between Level 1 and Level 2 assets as of the Partnership’s fiscal year-end.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

For the period ended March 31, 2020 and the year ended December 31, 2019, there were no transfers between Level 1 and Level 2 assets and liabilities. For the period ended March 31, 2020 and the year ended December 31, 2019, there were no Level 3 securities.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.       Investment Transactions and Investment Income (continued)

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2020 and December 31, 2019, the Partnership’s restricted cash balance on the Statements of Financial Condition of $3,279,510 and $7,510,328, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2020 and December 31, 2019, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $1,137,325 and $1,582,344, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of March 31, 2020 and December 31, 2019, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

G.	Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2020 and December 31, 2019. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2020 and December 31, 2019.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2020 and 2019.

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

Total Management Fees earned by the General Partner, for the three months ended March 31, 2020 and 2019 are shown on the Statements of Income (Loss) as a Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2020, administrative fees for Class A and Class B Interests were $29,007 and $14,500, respectively. For the three months ended March 31, 2019, administrative fees for Class A and Class B Interests were $46,567 and $19,121, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At March 31, 2020 and December 31, 2019, the Partnership had commissions and brokerage fees payable to its introducing broker of $81,120 and $93,519, respectively, and service fees payable to Altegris Investments of $11,160 and $13,865, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2020 and 2019:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019

Altegris Clearing Solutions - Brokerage Commission fees	$267,660	$389,909
Altegris Investments- Service fees	36,967	50,332
Total	$304,627	$440,241

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2020 and 2019 are shown on the Statements of Income (Loss).

All Interest holders will be assessed a monthly management fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2020, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $87,902, $43,939, $521, $45,851 and $29,797, respectively. For the three months ended March 31, 2019, management fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $141,113, $57,943, $791, $46,006 and $41,856 respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2020, service fees for General Partner’s Interest, Original Class A and Class A were $17, $23,900 and $167,539, respectively. For the three months ended March 31, 2019, service fees for General Partner’s Interest, Class A, Original Class A and Institutional Interests were $18, $279,201, $31,107 and $763, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivatives contracts at March 31, 2020 and December 31, 2019. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value
Futures Contracts*
Agriculture	$490,003	$(448,428)	$41,575
Currencies	512,232	(326,765)	185,467
Energy	551,832	(21,301)	530,531
Interest Rates	224,126	(277,307)	(53,181)
Metals	2,623,224	(2,027,379)	595,845
Stock Indices	59,456	(203,132)	(143,676)
Treasury Rates	435,797	(79,625)	356,172

	$4,896,670	$(3,383,937)	$1,512,733

Forward Currency Contracts	$599,547	$(1,203,304)	$(603,757)

Total Gross Fair Value of Derivatives Contracts	$5,496,217	$(4,587,241)	$908,976

* Futures contracts include settled variation margin.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2019

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value
Futures Contracts*
Agriculture	$80,153	$(635,761)	$(555,608)
Currencies	247,206	(519,542)	(272,336)
Energy	453,237	(9,753)	443,484
Interest Rates	21,185	(353,792)	(332,607)
Metals	1,091,050	(1,144,048)	(52,998)
Stock Indices	345,173	(149,865)	195,308
Treasury Rates	39,164	(339,453)	(300,289)

	$2,277,168	$(3,152,214)	$(875,046)

Forward Currency Contracts	$403,817	$(264,739)	$139,078

Total Gross Fair Value of Derivatives Contracts	$2,680,985	$(3,416,953)	$(735,968)

* Futures contracts include settled variation margin.

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2020 and 2019.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended March 31, 2020
Type of		Change in	Number of Contracts
Derivatives Contracts	Realized	Unrealized	Closed
Futures Contracts
Agriculture	$(738,971)	$597,183
Currencies	(1,386,110)	457,803
Energy	(1,239,227)	87,047
Interest Rates	(538,527)	279,426
Metals	(362,802)	648,843
Stock Indices	(5,210,776)	(338,984)
Treasury Rates	576,828	656,461

	$(8,899,585)	$2,387,779	8,174	(1)

Forward Currency Contracts	$(323,619)	$(742,835)		(2)
Total Gain (loss) from Derivatives Contracts	$(9,223,204)	$1,644,944

Three Months Ended March 31, 2019
Type of		Change in	Number of Contracts
Derivatives Contracts	Realized	Unrealized	Closed
Futures Contracts
Agriculture	$41,680	$713,262
Currencies	(444,466)	574,921
Energy	(2,540,629)	800,213
Interest Rates	799,042	21,542
Metals	(1,755,636)	1,474,878
Stock Indices	313,470	563,367
Treasury Rates	2,461	54,859

	$(3,584,078)	$4,203,042	7,211	(1)

Forward Currency Contracts	$178,111	$(85,823)		(2)
Total Gain (loss) from Derivatives Contracts	$(3,405,967)	$4,117,219

(1)	These closed contract amounts are representative of the Partnership’s volume of derivative activity for futures contracts during the period.

(2)	The total notional value of contracts closed for the period ended March 31, 2020, and period ended March 31, 2019 were approximately $112,693,000 and $147,968,000, respectively. These numbers represent the notional value at the opening of the contract, and are representative of the Partnership’s volume of derivative activity for forward currency contracts during those periods.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets				Gross Amounts Not Offset in the Statements of Financial Condition

As of March 31, 2020
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	599,547	(599,547)	–	–	–	–
Futures Contracts*	3,067,257	(2,659,156)	408,101	–	–	408,101
Total	3,666,804	(3,258,703)	408,101	–	–	408,101

Offsetting the Financial Liabilities and Derivative Liabilities				Gross Amounts Not Offset in the Statements of Financial Condition

As of March 31, 2020
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	(1,203,304)	599,547	(603,757)	–	603,757	–
Futures Contracts*	(2,659,156)	2,659,156	–	–	–	–
Total	(3,862,460)	3,258,703	(603,757)	–	603,757	–

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

(1) The Partnership posted additional collateral of $3,813,078 as of March 31, 2020 and $8,673,152 for December 31, 2019 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(9.40)%	(9.19)%	(9.13)%	(9.84)%	(9.38)%	(9.19)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(9.40)%	(9.19)%	(9.13)%	(9.84)%	(9.38)%	(9.19)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.31%	2.00%	5.13%	3.11%	2.26%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.25%	2.31%	2.00%	5.13%	3.11%	2.26%

Net investment (loss) (1) (2)	(1.96)%	(1.03)%	(0.77)%	(3.84)%	(1.87)%	(1.02)%

	Three months ended March 31, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.04%	0.29%	0.35%	(0.41)%	0.08%	0.29%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	0.04%	0.29%	0.35%	(0.41)%	0.08%	0.29%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.30%	2.34%	2.09%	5.11%	3.15%	2.33%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.30%	2.34%	2.09%	5.11%	3.15%	2.33%

Net investment (loss) (1) (2)	(1.02)%	(0.05)%	0.20%	(2.83)%	(0.87)%	(0.06)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2020 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2020 through May 15, 2020, the Partnership had subscriptions of $163,729 and redemptions of $1,177,682.

Subsequent to December 31, 2019, there has been a global outbreak of a coronavirus disease 2019 (COVID-19), which the World Health Organization has declared a “Public Health Emergency of International Concern”. The impact of COVID-19 may affect the Partnership’s investments, given that the Advisor’s operations and profitability could be impacted by the regional and global outbreak of COVID-19. The extent of the impact to the financial performance of the Partnership will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2020

During the first quarter of 2020, the Partnership achieved net realized and unrealized losses of $7,956,369 from its trading activities, and net of brokerage commissions of $330,806. The Partnership accrued total expenses of $769,389 including $219,860 in management fees paid to the General Partner, $0 in incentive fees, and $281,253 in service and professional fees. The Partnership earned $272,208 in interest income during the first quarter of 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2020 is set forth below.

First Quarter 2020.The first quarter of 2020 was a tumultuous time for the world as the Covid-19 crisis escalated, leading to increased volatility across financial and commodities markets. Stocks suffered their largest fall since 2008, with the MSCI World falling 34.0% below its peak and crude oil prices sliding by around two thirds, reaching lows not seen since 2003. The Partnership’s returns for the quarter were largely driven by long positions in equity index futures, with the remaining losses mostly split between currencies and energies. From a strategy perspective, technical signals (mostly trend following) were positive, while losses were concentrated in fundamental signals. Trend-following signals performed well over the quarter, despite the sharp reversal in equity markets. Faster versions of the signal caught onto the developing bear market and went short quickly enough to profit from some of the downward movement in March. Even the slower trend-following signals that remained long stocks still made profits in commodities, currencies and fixed income that outweighed losses from equity indices. Fundamental signals, on the other hand, performed poorly, because they were positioned long equities, short fixed income, long oil and long emerging market currencies. In summary, these signals were positioned against the “risk-off” sentiment that swept over markets as the potential economic impact of the virus became apparent.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2020.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K, as amended, with the Securities and Exchange Commission on April 1, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2020:

Month	Amount Redeemed
January 31, 2020	$2,009,987
February 29, 2020	$1,513,421
March 31, 2020	$1,681,567

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

Dated: May 15, 2020

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

