Form 10-Q
period 2020-06-30
Altegris Winton Futures Fund, L.P.
filed 2020-08-14
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2020 (Unaudited) and DECEMBER 31, 2019 (Audited)

_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$1,689,244	$3,225,338
Segregated cash	5,405,358	7,510,328
Segregated foreign currency (cost - $1,520,685 and $1,556,629)	1,585,363	1,582,344
Net unrealized gain on open forward contracts	–	139,078
Total assets in commodity broker account	8,679,965	12,457,088

Cash	61,521,581	1,168,333
Investment securities at fair value (cost - $0 and $81,584,880)	–	81,586,344
Interest receivable	–	1,307
Total assets	$70,201,546	$95,213,072

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$105,923	$–
Net unrealized loss on open futures contracts	956,736	875,046
Total liabilities in commodity broker account	1,062,659	875,046

Redemptions payable	2,085,801	1,875,639
Commissions payable	87,515	116,793
Management fee payable	57,598	77,769
Service fees payable	58,292	77,478
Advisory fee payable	55,751	72,953
Administrative fee payable	11,036	15,576
Subscription received in advance	320,000	–
Other liabilities	123,218	338,809
Total liabilities	3,861,870	3,450,063

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,011	3,626
Limited Partners	66,336,665	91,759,383
Total partners’ capital (Net Asset Value)	66,339,676	91,763,009
Total liabilities and partners’ capital	$70,201,546	$95,213,072

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2020 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Jul 20 - Dec 20	65	$(115,805)	(0.17)%
Currencies	Sep-20	94	(81,204)	(0.12)%
Energy	Dec-20	1	292	0.00%
Interest Rates	Sep 20 - Jun 23	1,385	384,505	0.57%
Metals	Jul 20 - Oct 20	161	332,404	0.50%
Stock Indices	Sep-20	4	15,387	0.02%
Treasury Rates	Sep-20	135	78,008	0.12%
Total long futures contracts		1,845	613,587	0.92%

SHORT FUTURES CONTRACTS:
Agriculture	Aug 20 - Mar 21	450)	(37,482)	(0.06)%
Currencies	Sep-20	160	197,035	0.30%
Energy	Jul 20 - Nov 21	268	(369,517)	(0.56)%
Interest Rates	Sep 20 - Dec 20	26	(29)	0.00%
Metals	Jul 20 - Oct 20	405	(1,330,742)	(2.01)%
Stock Indices	Jul 20 - Sep 20	178	(29,588)	(0.04)%
Total short futures contracts		1,487	(1,570,323)	(2.37)%

Total futures contracts			$(956,736)	(1.45)%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jul 20 - Sep 20		$139,081	0.21%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jul 20 - Sep 20		(245,004)	(0.37)%

Total forward currency contracts			$(105,923)	(0.16)%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

_______________

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(3,580,675)	$(832,173)	$(12,803,879)	$(4,238,140)
Net change in unrealized	(1,971,635)	182,667	(326,691)	4,299,886
Brokerage commissions	(281,709)	(418,843)	(612,515)	(873,962)

Net loss from trading derivatives contracts	(5,834,019)	(1,068,349)	(13,743,085)	(812,216)

Gain (loss) on trading of securities
Net realized	–	245	–	245
Net change in unrealized	(8,269)	3,733	(1,464)	2,707

Net gain (loss) from trading securities	(8,269)	3,978	(1,464)	2,952

Gain (loss) on trading of foreign currency
Net realized	(6,161)	(13,584)	(38,614)	(9,561)
Net change in unrealized	60,618	3,237	38,963	6,728

Net gain (loss) from trading foreign currency	54,457	(10,347)	349	(2,833)

Total trading losses	(5,787,831)	(1,074,718)	(13,744,200)	(812,097)

NET INVESTMENT LOSS
Income
Interest income	22,386	640,363	294,594	1,338,480

Expenses
Management fee	184,548	288,331	404,408	603,917
Service fees	157,620	280,064	349,076	591,153
Advisory fee	177,386	264,792	385,396	552,501
Professional fees	87,264	173,250	177,061	352,692
Administrative fee	35,712	59,814	79,219	125,502
Incentive fee	–	–	–	791
Interest expense	6,078	1,737	9,690	4,101
Other expenses	(1,355)	6,561	11,792	6,715

Total expenses	647,253	1,074,549	1,416,642	2,237,372

Net investment loss	(624,867)	(434,186)	(1,122,048)	(898,892)

NET LOSS	$(6,412,698)	$(1,508,904)	$(14,866,248)	$(1,710,989)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

_______________

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	246,000	–	–	–	246,000	–	–	–

Capital withdrawals	(22,290,672)	(868,038)	(99,731)	–	(12,073,755)	(4,315,733)	(4,933,415)	–

From operations:
Net investment loss	(898,892)	(31,740)	(108)	15,951	(775,371)	(100,981)	(6,633)	(10)
Net realized loss from investments (net of brokerage commissions)	(5,121,418)	(264,559)	(11,343)	(802,417)	(2,377,605)	(966,419)	(699,030)	(45)
Net change in unrealized gain from investments	4,309,321	221,491	12,044	660,985	1,985,734	826,369	602,690	8
Net loss for the six months ended June 30, 2019	(1,710,989)	(74,808)	593	(125,481)	(1,167,242)	(241,031)	(102,973)	(47)

Balances at June 30, 2019	$102,250,379	$5,504,855	$220,082	$18,446,484	$45,790,369	$19,598,718	$12,686,267	$3,604

Balances at December 31, 2019	$91,763,009	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626

Capital additions	21,787	–	–	–	–	–	21,787	–

Capital withdrawals	(10,578,872)	(1,053,901)	(29,991)	–	(6,063,047)	(3,164,640)	(267,293)	–

From operations:
Net investment loss	(1,122,048)	(55,428)	(1,421)	(112,716)	(677,858)	(187,112)	(87,471)	(42)
Net realized loss from investments (net of brokerage commissions)	(13,455,008)	(746,714)	(30,054)	(2,912,696)	(5,253,841)	(2,618,039)	(1,893,101)	(563)
Net change in unrealized loss from investments	(289,192)	(21,927)	(1,626)	(50,034)	(110,683)	(72,369)	(32,543)	(10)
Net loss for the six months ended June 30, 2020	(14,866,248)	(824,069)	(33,101)	(3,075,446)	(6,042,382)	(2,877,520)	(2,013,115)	(615)

Balances at June 30, 2020	$66,339,676	$3,459,720	$159,403	$15,596,378	$25,087,111	$12,170,669	$9,863,384	$3,011

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

B.        Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2020 and December 31, 2019, and reported amounts of income and expenses for the three and six months ended June 30, 2020 and 2019, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2020 and December 31, 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2020 or December 31, 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes to the Partnership’s valuation methodology during the six month period ended June 30, 2020 and the year ended December 31, 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2020 and December 31, 2019:

				Balance as of
June 30, 2020	Level 1	Level 2	Level 3	June 30, 2020
Assets:
Futures contracts (1)	$1,332,858	$–	$–	$1,332,858
Forward currency contracts (1)	–	139,081	–	139,081
	$1,332,858	$139,081	$–	$1,471,939

Liabilities:
Futures contracts (1)	$(2,289,594)	$–	$–	$(2,289,594)
Forward currency contracts (1)	–	(245,004)	–	(245,004)
	$(2,289,594)	$(245,004)	$–	$(2,534,598)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019
Assets:
Futures contracts (1)	$2,277,168	$–	$–	$2,277,168
Forward currency contracts (1)	–	403,817	–	403,817
U.S. Government agency bonds and notes	–	60,863,263	–	60,863,263
Corporate notes	–	19,089,099	–	19,089,099
Certificates of deposit	–	1,633,982	–	1,633,982
	$2,277,168	$81,990,161	$–	$84,267,329

Liabilities:
Futures contracts (1)	$(3,152,214)	$–	$–	$(3,152,214)
Forward currency contracts (1)	–	(264,739)	–	(264,739)
	$(3,152,214)	$(264,739)	$–	$(3,416,953)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

For the six month period ended June 30, 2020 and the year ended December 31, 2019, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2020 and December 31, 2019, the Partnership’s Segregated cash balance on the Statements of Financial Condition of $5,405,358 and $7,510,328, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2020 and December 31, 2019, the Partnership’s Segregated foreign currency balance on the Statements of Financial Condition of $1,585,363 and $1,582,344, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of June 30, 2020 and December 31, 2019, the Partnership did not hold any option contracts.

F.	Futures Contracts

The Partnership engages in futures contracts as part of its investment strategy. Upon entering into a futures contract, the Partnership is required to deposit with the broker an amount of cash or cash equivalents equal to a certain percentage of the contract amount. This is known as the initial margin. Subsequent payments (“variation margin”) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are included in settled variation margin on the Statements of Financial Condition. Due from / Due to broker amounts on the Statements of Financial Condition represent receivables / payables related to the Partnership’s required cash margin. The Partnership recognizes a realized gain or loss when the contract is closed.

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

G.	Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

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

Both segregated cash and segregated foreign currency are held as margin collateral for futures transactions.

J.	Income Taxes

The Partnership is treated as a partnership for U.S. federal income tax purposes. As such, the partners are individually liable for their own distributable share of taxable income or loss. No provision has been made in the accompanying financial statements for U.S., federal, state, or local income taxes.

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2020 and December 31, 2019. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the six months ended June 30, 2020 and 2019.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2020 and 2019.

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

Total Management Fees earned by the General Partner, for the three and six months ended June 30, 2020 and 2019 are shown on the Statements of Income (Loss) as a Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2020, administrative fees for Class A Interests were $23,748 and $52,755, respectively and administrative fees for Class B Interests were $11,964 and $26,464 respectively. For the three and six months ended June 30, 2019, administrative fees for Class A Interests were $42,181 and $88,748, respectively and administrative fees for Class B Interests were $17,633 and $36,754, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At June 30, 2020 and December 31, 2019, the Partnership had commissions and brokerage fees payable to its introducing broker of $67,523 and $93,519, respectively, and service fees payable to Altegris Investments of $8,888 and $13,865, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and six months ended June 30, 2020 and 2019:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019

Altegris Clearing Solutions - Brokerage Commission fees	$ 228,014	$ 495,674	$ 333,891	$ 723,800
Altegris Investments- Service fees	28,904	65,871	46,172	96,504
Total	$ 256,918	$ 561,545	$ 380,063	$ 820,304

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2020 and 2019 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2020, management fees for Class A Interests were $71,964 and $159,866, respectively, management fees for Class B Interests were $36,255 and $80,194, respectively, management fees for Original Class B Interests were $426 and $947, respectively, management fees for Special Interests were $41,666 and $87,517, respectively and management fees for Institutional Interests were $27,075 and $56,872, respectively. For the three and six months ended June 30, 2019, management fees for Class A Interests were $127,820 and $268,933, respectively, management fees for Class B Interests were $53,434 and $111,377, respectively, management fees for Original Class B Interests were $641 and $1,432, respectively, management fees for Special Interests were $46,871 and $92,877, respectively and management fees for Institutional Interests were $36,026 and $77,882, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2020, service fees for General Partner’s Interest, were $15 and $32, respectively, service fees for Class A Interests were $137,658 and $305,197, respectively, service fees for Original Class A Interests were $19,947 and $43,847, respectively and service fees for Institutional Interests were $nil and $nil, respectively. For the three and six months ended June 30, 2019, service fees for General Partner’s Interest, were $18 and $36, respectively, service fees for Class A Interests were $251,607 and $530,808, respectively, service fees for Original Class A Interests were $28,439 and $59,546, respectively and service fees for Institutional Interests were $0 and $763, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivatives contracts at June 30, 2020 and December 31, 2019. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$74,125	$(227,412)	$(153,287)
Currencies	197,325	(81,494)	115,831
Energy	47,633	(416,858)	(369,225)
Interest Rates	391,188	(6,712)	384,476
Metals	407,969	(1,406,307)	(998,338)
Stock Indices	136,611	(150,812)	(14,201)
Treasury Rates	78,008	–	78,008

Total Futures Contracts	$1,332,859	$(2,289,595)	$(956,736)

Forward Currency Contracts	$139,081	$(245,004)	$(105,923)

Total Gross Fair Value of Derivatives Contracts	$1,471,940	$(2,534,599)	$(1,062,659)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2019

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$80,153	$(635,761)	$(555,608)
Currencies	247,206	(519,542)	(272,336)
Energy	453,237	(9,753)	443,484
Interest Rates	21,185	(353,792)	(332,607)
Metals	1,091,050	(1,144,048)	(52,998)
Stock Indices	345,173	(149,865)	195,308
Treasury Rates	39,164	(339,453)	(300,289)

Total Futures Contracts	$2,277,168	$(3,152,214)	$(875,046)

Forward Currency Contracts	$403,817	$(264,739)	$139,078

Total Gross Fair Value of Derivatives Contracts	$2,680,985	$(3,416,953)	$(735,968)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2020 and 2019.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended June 30, 2020
Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$158,086	$(194,862)
Currencies	(959,646)	(69,636)
Energy	(9,236)	(899,756)
Interest Rates	(237,492)	437,657
Metals	(1,190,160)	(1,594,183)
Stock Indices	(1,130,114)	129,475
Treasury Rates	339,625	(278,164)

Total Future Contracts	$(3,028,937)	$(2,469,469)	$372,345,111	(1)

Forward Currency Contracts	$(551,738)	$497,834	$29,519,011	(2)

Total Gain (loss) from Derivatives Contracts	$(3,580,675)	$(1,971,635)

Six Months Ended June 30, 2020
Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$(580,885)	$402,321
Currencies	(2,345,756)	388,167
Energy	(1,248,463)	(812,709)
Interest Rates	(776,019)	717,083
Metals	(1,552,962)	(945,340)
Stock Indices	(6,340,890)	(209,509)
Treasury Rates	916,453	378,297

Total Future Contracts	$(11,928,522)	$(81,690)	$365,539,007	(1)

Forward Currency Contracts	$(875,357)	$(245,001)	$37,926,526	(2)

Total Gain (loss) from Derivatives Contracts	$(12,803,879)	$(326,691)

(1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective periods under review.
(2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective periods under review.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2019
Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$(549,773)	$(918,737)
Currencies	(37,774)	(400,458)
Energy	(1,382,368)	179,754
Interest Rates	819,337	1,067,224
Metals	(730,980)	(220,423)
Stock Indices	704,436	(263,875)
Treasury Rates	274,992	370,758

Total Futures Contracts	$(902,130)	$(185,757)	$652,042,349	(1)

Forward Currency Contracts	$69,957	$368,424	$77,516,181	(2)

Total Gain (loss) from Derivatives Contracts	$(832,173)	$182,667

Six Months Ended June 30, 2019
Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$(508,093)	$(205,475)
Currencies	(482,240)	174,463
Energy	(3,922,997)	979,967
Interest Rates	1,618,379	1,088,766
Metals	(2,486,616)	1,254,455
Stock Indices	1,017,906	299,492
Treasury Rates	277,453	425,617

Total Futures Contracts	$(4,486,208)	$4,017,285	$586,376,245	(1)

Forward Currency Contracts	$248,068	$282,601	$70,927,454	(2)

Total Gain (loss) from Derivatives Contracts	$(4,238,140)	$4,299,886

(1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective periods under review.
(2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective periods under review.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets				Gross Amounts Not Offset in the Statements of Financial Condition

As of June 30, 2020
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	139,081	(139,081)	–	–	–	–
Total	139,081	(139,081)	–	–	–	–

Offsetting the Financial Liabilities and Derivative Liabilities				Gross Amounts Not Offset in the Statements of Financial Condition

As of June 30, 2020
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	(245,004)	139,081	(105,923)	–	105,923	–
Total	(245,004)	139,081	(105,923)	–	105,923	–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	403,817	(264,739)	139,078	–	–	139,078
Total	403,817	(264,739)	139,078	–	–	139,078

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	(264,739)	264,739	–	–	–	–
Total	(264,739)	264,739	–	–	–	–

(1)       The Partnership posted additional collateral of $447,527 as of June 30, 2020 and $1,582,675 for December 31, 2019 with the Clearing Broker. There was no cash collateral receivable by the Partnership from the Clearing Broker as of June 30, 2020 and December 31, 2019. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts, which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(8.36)%	(8.14)%	(8.09)%	(8.78)%	(8.35)%	(8.14)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(8.36)%	(8.14)%	(8.09)%	(8.78)%	(8.35)%	(8.14)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.29%	2.30%	2.04%	5.14%	3.21%	2.30%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.29%	2.30%	2.04%	5.14%	3.21%	2.30%

Net investment (loss) (1) (2)	(3.12)%	(2.16)%	(1.90)%	(4.97)%	(3.06)%	(2.16)%

	Six months ended June 30, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(16.96)%	(16.58)%	(16.48)%	(17.76)%	(16.94)%	(16.58)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(16.96)%	(16.58)%	(16.48)%	(17.76)%	(16.94)%	(16.58)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.26%	2.29%	2.02%	5.13%	3.17%	2.27%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.26%	2.29%	2.02%	5.13%	3.17%	2.27%

Net investment (loss) (1) (2)	(2.48)%	(1.53)%	(1.31)%	(4.35)%	(2.41)%	(1.56)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to June 30, 2020 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2020 through August 10, 2020, the Partnership had subscriptions of $310,400 and redemptions of $2,680,444.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2020

During the second quarter of 2020, the Partnership achieved net realized and unrealized losses of $5,787,831 from its trading activities, and net of brokerage commissions of $281,709. The Partnership accrued total expenses of $647,253 including $184,548 in management fees paid to the General Partner, $0 in incentive fees, and $244,884 in service and professional fees. The Partnership earned $22,386 in interest income during the second quarter of 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2020 is set forth below.

Second Quarter 2020. Global equities recovered most of their year-to-date losses in the second quarter of 2020, as surging technology stocks drove the MSCI World up 19.4%, the index’s largest quarterly gain since 2009. Several other sectors experienced a “risk on” rally: prices in energies, base metals and commodity currencies all rose. WTI crude climbed back to near US$40 a barrel; copper prices increased by a quarter; and the Australian dollar, Norwegian krone and Russian ruble posted high single to double-digit gains against the US dollar. Elsewhere, returns in fixed income and agricultural commodities were mixed. While performance was varied across the fund’s portfolio, its overall defensive positioning during the quarter resulted in a negative return. Technical signals accounted for most of the negative performance, largely due to losses in major-market futures trend following, while fundamental signals also added to negative returns. The fund made money from long fixed income exposure, particularly in emerging markets. However, these profits were not enough to offset losses from short positions in metals, stock market indices and energies. The negative performance in currencies was largely due to short positions in G10 currencies versus the US dollar. By contrast, appreciating emerging market currencies were slightly profitable for the fund overall. The fund maintained its defensive posture throughout the quarter, leaving it positioned to profit from any further market declines.

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

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Partnership achieved net realized and unrealized losses of $13,744,200 from its trading activities, and net of brokerage commissions of $612,515. The Partnership accrued total expenses of $1,416,642 including $404,408 in management fees paid to the General Partner, $0 in incentive fees, and $526,137 in service and professional fees. The Partnership earned $294,594 in interest income during the six months ended June 30, 2020 . An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the six months ended June 30, 2020 is set forth below.

Second Quarter 2020. Global equities recovered most of their year-to-date losses in the second quarter of 2020, as surging technology stocks drove the MSCI World up 19.4%, the index’s largest quarterly gain since 2009. Several other sectors experienced a “risk on” rally: prices in energies, base metals and commodity currencies all rose. WTI crude climbed back to near US$40 a barrel; copper prices increased by a quarter; and the Australian dollar, Norwegian krone and Russian ruble posted high single to double-digit gains against the US dollar. Elsewhere, returns in fixed income and agricultural commodities were mixed. While performance was varied across the fund’s portfolio, its overall defensive positioning during the quarter resulted in a negative return. Technical signals accounted for most of the negative performance, largely due to losses in major-market futures trend following, while fundamental signals also added to negative returns. The fund made money from long fixed income exposure, particularly in emerging markets. However, these profits were not enough to offset losses from short positions in metals, stock market indices and energies. The negative performance in currencies was largely due to short positions in G10 currencies versus the US dollar. By contrast, appreciating emerging market currencies were slightly profitable for the fund overall. The fund maintained its defensive posture throughout the quarter, leaving it positioned to profit from any further market declines.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2020.

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

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2020:

Month	Amount Redeemed
April 30, 2020	$1,177,685
May 31, 2020	$2,175,703
June 30, 2020	$2,020,509

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

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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

Dated: August 14, 2020

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

