Form 10-Q
period 2020-09-30
Altegris Winton Futures Fund, L.P.
filed 2020-11-16
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2020 (Unaudited) and DECEMBER 31, 2019 (Audited)

_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$2,025,146	$3,225,338
Segregated cash	3,909,156	7,510,328
Segregated foreign currency (cost - $637,193 and $1,556,629)	754,927	1,582,344
Net unrealized gain on open forward contracts	6,664	139,078
Total assets in commodity broker account	6,695,893	12,457,088

Cash	51,349,786	1,168,333
Investment securities at fair value (cost - $0 and $81,584,880)	–	81,586,344
Interest receivable	–	1,307
Total assets	$58,045,679	$95,213,072

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open futures contracts	$786,472	$875,046
Total liabilities in commodity broker account	786,472	875,046

Redemptions payable	1,594,417	1,875,639
Commissions payable	75,584	116,793
Management fee payable	45,396	77,769
Service fees payable	42,338	77,478
Advisory fee payable	44,964	72,953
Administrative fee payable	8,462	15,576
Other liabilities	149,224	338,809
Total liabilities	2,746,857	3,450,063

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	2,841	3,626
Limited Partners	55,295,981	91,759,383
Total partners’ capital (Net Asset Value)	55,298,822	91,763,009
Total liabilities and partners’ capital	$58,045,679	$95,213,072

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2020 (Unaudited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Oct 20 - Apr 21	176	$90,712	0.16%
Currencies	Dec-20	208	(198,897)	(0.36)%
Energy	Dec-20	12	(25,106)	(0.05)%
Interest Rates	Dec 20 - Sep 23	1,618	285,386	0.53%
Metals	Oct 20 - Jan 21	197	(583,431)	(1.06)%
Stock Indices	Oct 20 - Dec 20	36	(15,082)	(0.03)%
Treasury Rates	Dec-20	192	32,320	0.06%
Total long futures contracts		2,439	(414,098)	(0.75)%

SHORT FUTURES CONTRACTS:
Agriculture	Nov 20 - Mar 21	59	(93,666)	(0.17)%
Currencies	Dec-20	85	(24,346)	(0.04)%
Energy	Oct 20 - May 22	226	(124,219)	(0.22)%
Interest Rates	Dec-20	1	(1,801)	0.00%
Metals	Oct 20 - Dec 20	111	(200,376)	(0.37)%
Stock Indices	Oct 20 - Dec 20	47	72,034	0.13%
Total short futures contracts		529	(372,374)	(0.67)%

Total futures contracts			$(786,472)	(1.42)%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Oct 20 - Dec 20		$118,039	0.21%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Oct 20 - Dec 20		(111,375)	(0.20)%

Total forward currency contracts			$6,664	0.01%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2019 (Audited)

_______________

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

Fixed Income Investments

U.S. Government Agency Bonds and Notes
$22,503,000	1/2/2020	Federal Farm Credit Bank Disc Note, 1.15%*	$22,502,281	24.52%
23,370,000	1/2/2020	Federal Home Loan Bank Disc Note, 1.15%*	23,370,000	25.47%
5,000,000	1/3/2020	Federal Home Loan Bank Disc Note, 1.57%*	4,999,790	5.45%
10,000,000	1/23/2020	Federal Home Loan Bank Disc Note, 1.58%*	9,991,192	10.89%
Total U.S. Government Agency Bonds and Notes (cost - $60,861,500)			60,863,263	66.33%

Certificate of Deposit
1,633,982	1/15/2020	The Chiba Bank Ltd., 1.80%	1,633,982	1.78%
Total Certificate of Deposit (cost - $1,634,000)			1,633,982	1.78%

Corporate Notes
864,000	1/2/2020	Cedar Springs Capital Company LLC, 1.59%*	863,962	0.94%
3,210,000	1/14/2020	Chevron Corporation, 1.63%*	3,208,079	3.50%
1,636,000	1/7/2020	DCAT, LLC, 1.94%*	1,635,491	1.78%
2,453,000	1/13/2020	Exxon Mobil Corporation 1.69%*	2,451,608	2.67%
2,453,000	1/13/2020	MetLife Short Term Funding LLC, 1.81%*	2,451,450	2.67%
1,637,000	1/22/2020	PACCAR Financial Corp., 1.66%*	1,635,342	1.78%
2,000,000	1/2/2020	The Home Depot, Inc., 1.46%*	1,999,919	2.18%
1,636,000	1/6/2020	The Home Depot, Inc., 1.56%*	1,635,575	1.78%
3,210,000	1/15/2020	Thunder Bay Funding, LLC, 1.88%*	3,207,673	3.50%
Total Corporate Notes (cost - $19,089,380)			19,089,099	20.80%

Total Investment Securities (cost - $81,584,880)			$81,586,344	88.91%

* The rate reported is the effective yield at time of purchase.

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2019 (Audited)

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Jan 20 - May 20	156	$(452)	0.00%
Currencies	Mar-20	304	241,603	0.26%
Energy	Jan-20 - Dec 20	173	173,680	0.19%
Interest Rates	Mar-20 - Dec 22	585	(341,749)	(0.37)%
Metals	Jan 20 - Apr 20	444	98,595	0.11%
Stock Indices	Jan 20 - Mar 20	447	259,711	0.28%
Treasury Rates	Mar-20	133	(339,453)	(0.37)%
Total long futures contracts		2,242	91,935	0.10%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 20 - May 20	404	(555,156)	(0.60)%
Currencies	Mar 20	403	(513,939)	(0.56)%
Energy	Jan 20 - Mar 20	222	269,804	0.29%
Interest Rates	Mar 20 - Sep 20	162	9,142	0.01%
Metals	Jan 20 - Apr 20	178	(151,593)	(0.17)%
Stock Indices	Mar-20	86	(64,403)	(0.07)%
Treasury Rates	Mar-20	182	39,164	0.04%
Total short futures contracts		1,637	(966,981)	(1.06)%

Total futures contracts			$(875,046)	(0.96)%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 20 - Mar 20		$403,817	0.44%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 20 - Mar 20		(264,739)	(0.29)%
Total forward currency contracts			$139,078	0.15%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

_______________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(3,252,853)	$5,983,827	$(16,056,732)	$1,745,687
Net change in unrealized	282,851	(516,837)	(43,840)	3,783,049
Brokerage commissions	(232,823)	(390,458)	(845,338)	(1,264,420)

Net (loss) gain from trading derivatives contracts	(3,202,825)	5,076,532	(16,945,910)	4,264,316

Gain (loss) on trading of securities
Net realized	–	262	–	507
Net change in unrealized	–	250	(1,464)	2,957

Net (loss) gain from trading securities	–	512	(1,464)	3,464

Gain (loss) on trading of foreign currency
Net realized	8,599	14,414	(30,015)	4,853
Net change in unrealized	53,056	(23,941)	92,019	(17,213)

Net gain (loss) from trading foreign currency	61,655	(9,527)	62,004	(12,360)

Total trading (losses) gains	(3,141,170)	5,067,517	(16,885,370)	4,255,420

NET INVESTMENT LOSS
Income
Interest income	3,848	535,417	298,442	1,873,897

Expenses
Management fee	149,945	266,052	554,353	869,969
Service fees	120,970	257,332	470,046	848,485
Advisory fee	146,918	246,326	532,314	798,827
Professional fees	82,979	130,855	260,040	483,547
Administrative fee	28,418	54,640	107,637	180,142
Incentive fee	–	121,298	–	122,089
Interest expense	10,431	2,623	20,121	6,724
Other expenses	9,245	39,127	21,037	45,842

Total expenses	548,906	1,118,253	1,965,548	3,355,625

Net investment loss	(545,058)	(582,836)	(1,667,106)	(1,481,728)

NET (LOSS) INCOME	$(3,686,228)	$4,484,681	$(18,552,476)	$2,773,692

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

_______________

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	475,987	9,744	–	–	246,000	220,243	–	–

Capital withdrawals	(29,373,223)	(1,082,851)	(99,731)	–	(17,210,007)	(5,339,194)	(5,641,440)	–

From operations:
Net investment loss	(1,481,728)	(56,006)	(551)	(9,426)	(1,197,597)	(181,250)	(36,873)	(25)
Net realized gain from investments (net of brokerage commissions)	486,627	34,747	1,003	232,630	110,997	106,113	981	156
Net change in unrealized gain from investments	3,768,793	188,083	10,491	530,574	1,779,343	710,753	549,566	(17)
Net income for the nine months ended September 30, 2019	2,773,692	166,824	10,943	753,778	692,743	635,616	513,674	114

Balances at September 30, 2019	$99,882,496	$5,541,418	$230,432	$19,325,743	$42,514,102	$19,672,147	$12,594,889	$3,765

Balances at December 31, 2019	$91,763,009	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626

Capital additions	332,187	–	–	–	310,400	–	21,787	–

Capital withdrawals	(18,243,898)	(1,235,817)	(29,991)	–	(11,244,891)	(4,264,346)	(1,468,853)	–

From operations:
Net investment loss	(1,667,106)	(82,152)	(2,350)	(194,102)	(968,502)	(279,193)	(140,741)	(66)
Net realized loss from investments (net of brokerage commissions)	(16,932,085)	(932,098)	(38,607)	(3,749,609)	(6,562,108)	(3,259,690)	(2,389,248)	(725)
Net change in unrealized gain (loss) from investments	46,715	(3,921)	(816)	29,186	18,095	(10,131)	14,296	6
Net loss for the nine months ended September 30, 2020	(18,552,476)	(1,018,171)	(41,773)	(3,914,525)	(7,512,515)	(3,549,014)	(2,515,693)	(785)

Balances at September 30, 2020	$55,298,822	$3,083,702	$150,731	$14,757,299	$18,745,534	$10,399,469	$8,159,246	$2,841

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

B.        Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2020 and December 31, 2019, and reported amounts of income and expenses for the three and nine months ended September 30, 2020 and 2019, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2020 and December 31, 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2020 or December 31, 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2020 and the year ended December 31, 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2020 and December 31, 2019:

				Balance as of
September 30, 2020	Level 1	Level 2	Level 3	September 30, 2020
Assets:
Futures contracts (1)	$758,795	$–	$–	$758,795
Forward currency contracts (1)	–	118,039	–	118,039
	$758,795	$118,039	$–	$876,834

Liabilities:
Futures contracts (1)	$(1,545,267)	$–	$–	$(1,545,267)
Forward currency contracts (1)	–	(111,375)	–	(111,375)
	$(1,545,267)	$(111,375)	$–	$(1,656,642)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019
Assets:
Futures contracts (1)	$2,277,168	$–	$–	$2,277,168
Forward currency contracts (1)	–	403,817	–	403,817
U.S. Government agency bonds and notes	–	60,863,263	–	60,863,263
Corporate notes	–	19,089,099	–	19,089,099
Certificates of deposit	–	1,633,982	–	1,633,982
	$2,277,168	$81,990,161	$–	$84,267,329

Liabilities:
Futures contracts (1)	$(3,152,214)	$–	$–	$(3,152,214)
Forward currency contracts (1)	–	(264,739)	–	(264,739)
	$(3,152,214)	$(264,739)	$–	$(3,416,953)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Fair Value (continued)

For the nine month period ended September 30, 2020 and the year ended December 31, 2019, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2020 and December 31, 2019, the Partnership’s Segregated cash balance on the Statements of Financial Condition of $3,909,156 and $7,510,328, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2020 and December 31, 2019, the Partnership’s Segregated foreign currency balance on the Statements of Financial Condition of $754,927 and $1,582,344, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of September 30, 2020 and December 31, 2019, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

G.	Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2020 and December 31, 2019 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2020 and December 31, 2019. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership is subject to income tax examinations by major taxing authorities for all tax years since 2016.

The Partnership recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized for the nine months ended September 30, 2020 and 2019.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2020 and 2019.

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

Total Management Fees earned by the General Partner, for the three and nine months ended September 30, 2020 and 2019 are shown on the Statements of Income (Loss) as a Management Fee.

B.	Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2020, administrative fees for Class A Interests were $18,972 and $71,727, respectively and administrative fees for Class B Interests were $9,446 and $35,910 respectively. For the three and nine months ended September 30, 2019, administrative fees for Class A Interests were $38,169 and $126,917, respectively and administrative fees for Class B Interests were $16,471 and $53,225, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At September 30, 2020 and December 31, 2019, the Partnership had commissions and brokerage fees payable to its introducing broker of $57,776 and $93,519, respectively, and service fees payable to Altegris Investments of $7,518 and $13,865, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three and nine months ended September 30, 2020 and 2019:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019

Altegris Clearing Solutions - Brokerage Commission fees	$196,386	$692,060	$304,665	$1,028,465
Altegris Investments- Service fees	23,727	89,598	45,476	141,980
Total	$220,113	$781,658	$350,141	$1,170,445

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2020 and 2019 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

All Interest holders will be assessed a monthly management fee paid to Winton of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2020, management fees for Class A Interests were $57,487 and $217,353, respectively, management fees for Class B Interests were $28,626 and $108,820, respectively, management fees for Original Class B Interests were $390 and $1,337, respectively, management fees for Special Interests were $38,091 and $125,608, respectively and management fees for Institutional Interests were $22,324 and $79,196, respectively. For the three and nine months ended September 30, 2019, management fees for Class A Interests were $115,664 and $384,597, respectively, management fees for Class B Interests were $49,913 and $161,290, respectively, management fees for Original Class B Interests were $571 and $2,003, respectively, management fees for Special Interests were $47,863 and $140,740, respectively and management fees for Institutional Interests were $32,315 and $110,197, respectively. General Partner’s Interest and Original Class A Interests did not get charged the management fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2020, service fees for General Partner’s Interest, were $14 and $46, respectively, service fees for Class A Interests were $105,727 and $410,924, respectively, service fees for Original Class A Interests were $15,229 and $59,076, respectively and service fees for Institutional Interests were $nil and $nil, respectively. For the three and nine months ended September 30, 2019, service fees for General Partner’s Interest, were $19 and $55, respectively, service fees for Class A Interests were $229,564 and $760,372, respectively, service fees for Original Class A Interests were $27,749 and $87,295, respectively and service fees for Institutional Interests were $0 and $763, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivatives contracts at September 30, 2020 and December 31, 2019. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$129,678	$(132,632)	$(2,954)
Currencies	–	(223,243)	(223,243)
Energy	82,115	(231,440)	(149,325)
Interest Rates	292,335	(8,750)	283,585
Metals	131,034	(914,841)	(783,807)
Stock Indices	87,125	(30,173)	56,952
Treasury Rates	36,508	(4,188)	32,320

Total Futures Contracts	$758,795	$(1,545,267)	$(786,472)

Forward Currency Contracts	$118,039	$(111,375)	$6,664

Total Gross Fair Value of Derivatives Contracts	$876,834	$(1,656,642)	$(779,808)

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2020 and 2019.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended September 30, 2020

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$(772,611)	$150,333
Currencies	(343,170)	(339,074)
Energy	(769,413)	219,900
Interest Rates	314,865	(100,891)
Metals	(1,407,773)	214,531
Stock Indices	(267,907)	71,153
Treasury Rates	132,828	(45,688)

Total Future Contracts	$(3,113,181)	$170,264	$510,766,918	(1)

Forward Currency Contracts	$(139,672)	$112,587	$22,210,218	(2)

Total Gain (loss) from Derivatives Contracts	$(3,252,853)	$282,851

Nine Months Ended September 30, 2020

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$(1,353,496)	$552,654
Currencies	(2,688,926)	49,093
Energy	(2,017,876)	(592,809)
Interest Rates	(461,154)	616,192
Metals	(2,960,735)	(730,809)
Stock Indices	(6,608,797)	(138,356)
Treasury Rates	1,049,281	332,609

Total Future Contracts	$(15,041,703)	$88,574	$413,948,311	(1)

Forward Currency Contracts	$(1,015,029)	$(132,414)	$32,687,757	(2)

Total Gain (loss) from Derivatives Contracts	$(16,056,732)	$(43,840)

(1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective periods under review.
(2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective periods under review.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2019

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$913,035	$(597,310)
Currencies	1,040,525	1,036,606
Energy	(984,353)	440,789
Interest Rates	2,757,001	(614,370)
Metals	(404,593)	231,849
Stock Indices	116,807	137,002
Treasury Rates	2,394,460	(928,734)

Total Futures Contracts	$5,832,882	$(294,168)	$871,164,505	(1)

Forward Currency Contracts	$150,945	$(222,669)	$71,649,697	(2)

Total Gain (loss) from Derivatives Contracts	$5,983,827	$(516,837)

Nine Months Ended September 30, 2019

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$381,433	$(802,785)
Currencies	558,285	1,211,069
Energy	(5,177,278)	1,420,756
Interest Rates	4,375,380	474,396
Metals	(2,597,772)	1,486,304
Stock Indices	1,134,713	436,494
Treasury Rates	2,671,913	(503,117)

Total Futures Contracts	$1,346,674	$3,723,117	$681,305,665	(1)

Forward Currency Contracts	$399,013	$59,932	$71,168,202	(2)

Total Gain (loss) from Derivatives Contracts	$1,745,687	$3,783,049

(1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective periods under review.
(2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective periods under review.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of September 30, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	118,039	(111,375)	6,664	–	–	6,664
Total	118,039	(111,375)	6,664	–	–	6,664

Offsetting the Financial Assets and Derivative Liabilities
As of September 30, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	(111,375)	111,375	–	–	–	–
Total	(111,375)	111,375	–	–	–	–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2019				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	403,817	(264,739)	139,078	–	–	139,078
Total	403,817	(264,739)	139,078	–	–	139,078

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2019				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward contracts	(264,739)	264,739	–	–	–	–
Total	(264,739)	264,739	–	–	–	–

(1)	The Partnership did not post any collateral as of September 30, 2020 and had posted additional $1,582,675 collateral for December 31, 2019 with the Clearing Broker. There was no cash collateral receivable by the Partnership from the Clearing Broker as of September 30, 2020 and December 31, 2019. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts, which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(5.64)%	(5.44)%	(5.38)%	(6.09)%	(5.64)%	(5.44)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(5.64)%	(5.44)%	(5.38)%	(6.09)%	(5.64)%	(5.44)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.44%	2.43%	2.18%	5.37%	3.31%	2.46%
Incentive fees (3)	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total expenses	3.44%	2.43%	2.18%	5.37%	3.31%	2.46%

Net investment (loss) (1) (2)	(3.28)%	(2.41)%	(2.15)%	(5.22)%	(3.28)%	(2.44)%

	Nine months ended September 30, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(21.64)%	(21.12)%	(20.97)%	(22.77)%	(21.62)%	(21.12)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(21.64)%	(21.12)%	(20.97)%	(22.77)%	(21.62)%	(21.12)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.32%	2.32%	2.07%	5.22%	3.20%	2.34%
Incentive fees (3)	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total expenses	3.32%	2.32%	2.07%	5.22%	3.20%	2.34%

Net investment (loss) (1) (2)	(2.70)%	(1.79)%	(1.56)%	(4.60)%	(2.64)%	(1.82)%

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.33)%	(1.09)%	(1.03)%	(1.78)%	(1.29)%	(1.09)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.33)%	(1.09)%	(1.03)%	(1.78)%	(1.29)%	(1.09)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.37%	2.26%	2.16%	5.18%	3.20%	2.38%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.37%	2.26%	2.16%	5.18%	3.20%	2.38%

Net investment (loss) (1) (2)	(1.08)%	(0.10)%	0.14%	(2.90)%	(0.93)%	(0.11)%

	Nine months ended September 30, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.22%	3.97%	4.17%	1.81%	3.33%	3.97%
Incentive fees	(0.11)%	(0.11)%	(0.11)%	(0.10)%	(0.11)%	(0.11)%

Total return after incentive fees	3.11%	3.86%	4.06%	1.71%	3.22%	3.86%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.33%	2.33%	2.13%	5.11%	3.17%	2.34%
Incentive fees (3)	0.09%	0.09%	0.11%	0.11%	0.10%	0.12%

Total expenses	3.42%	2.42%	2.24%	5.22%	3.27%	2.46%

Net investment (loss) (1) (2)	(1.13)%	(0.15)%	0.08%	(2.92)%	(0.98)%	(0.16)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to September 30, 2020 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2020 through November 11, 2020, the Partnership had redemptions of $1,660,151.

On September 9, 2020, Artivest Holdings, Inc. (“Artivest”), the current parent company of the General Partner publicly announced the entry into a definitive agreement with Altegris Holdings, LLC (“Holdings”) to sell all of the outstanding ownership interests of the General Partner to Holdings (the “Acquisition”). Holdings is a newly-formed holding company that will, as of the closing of the Acquisition, be owned by Continuum Capital Managers, LLC (“Continuum”) and AV5 Acquisition, LLC (“AV5”). AV5 is a newly-formed holding company that is solely owned by Matthew C. Osborne. Subsequent to the quarter ending September 30, 2020, Holdings will acquire the General Partner and all related assets from Artivest, including its commodity pool business. The close of this transaction is contemplated to be completed at or about December 31, 2020, or as soon thereafter as possible, at which time the General Partner will become a wholly-owned subsidiary of Holdings, its new parent company and which will be controlled by  Mr. Osborne (through his ownership of AV5) and Continuum.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2020, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2020

During the third quarter of 2020, the Partnership achieved net realized and unrealized losses of $3,141,170 from its trading activities, and net of brokerage commissions of $232,823. The Partnership accrued total expenses of $548,906 including $149,945 in management fees paid to the General Partner, $0 in incentive fees, and $203,949 in service and professional fees. The Partnership earned $3,848 in interest income during the third quarter of 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2020 is set forth below.

Third Quarter 2020. The second quarter’s “risk-on” rally continued through to early September, with global equities reaching a new all-time high by the final week of August and gains for metals and emerging market currencies. Stock markets stumbled in September, amid the prospect of new lockdowns, yet the MSCI World Index still ended the quarter up 7.9%, led by gains in consumer discretionary stocks. Silver and iron ore were the top performers in metals, each rising by about a third, while US dollar weakness was the overarching theme in currencies. The euro appreciated 4.4% and the Japanese yen appreciated 2.4%, against the US dollar during the three-month period. Fixed income markets generally rose as well, with the yield on the US 10-year Treasury note falling to a new record low of 0.52% in August. While the technical macro cluster profited in July from trends in precious metals and fixed income, it gave back these gains in September, amid a reversal in precious metals and currencies. Fundamental signals detracted from performance, due largely to negative performance from carry and seasonality signals in commodities. Performance in commodities was challenging during the quarter, with losses across the metals, energies and agriculture sectors. The negative performance was led by short exposure to US natural gas, aluminum, silver and zinc, all of which rallied over the three months. The fund benefited from its mostly long exposure to fixed income, with Italian BTP, Euribor and short sterling futures leading the gains. Losses, however, accrued from positions in currencies and stock indices. G10 currencies accounted for most of the negative performance, with the British pound, euro and Canadian dollar representing the largest detractors from returns. Performance was more positive in emerging market currencies, with long positions in the Indian rupee, Mexican peso and Chinese yuan generating profits. The fund’s net short position in stock indices, which is driven by fundamental signals, continued to weigh on returns. That said, trend-following signals have turned around in the sector and the short position was much reduced by quarter-end. The fund’s defensive positioning began to turn around in the third quarter, with short stock index positions reducing and exposure to metals and agriculture turning net long.

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

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Partnership achieved net realized and unrealized losses of $16,885,370 from its trading activities, and net of brokerage commissions of $845,338. The Partnership accrued total expenses of $1,965,548 including $554,353 in management fees paid to the General Partner, $0 in incentive fees, and $730,086 in service and professional fees. The Partnership earned $298,442 in interest income during the nine months ended September 30, 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the nine months ended September 30, 2020 is set forth below.

Third Quarter 2020. The second quarter’s “risk-on” rally continued through to early September, with global equities reaching a new all-time high by the final week of August and gains for metals and emerging market currencies. Stock markets stumbled in September, amid the prospect of new lockdowns, yet the MSCI World Index still ended the quarter up 7.9%, led by gains in consumer discretionary stocks. Silver and iron ore were the top performers in metals, each rising by about a third, while US dollar weakness was the overarching theme in currencies. The euro appreciated 4.4% and the Japanese yen appreciated 2.4%, against the US dollar during the three-month period. Fixed income markets generally rose as well, with the yield on the US 10-year Treasury note falling to a new record low of 0.52% in August. While the technical macro cluster profited in July from trends in precious metals and fixed income, it gave back these gains in September, amid a reversal in precious metals and currencies. Fundamental signals detracted from performance, due largely to negative performance from carry and seasonality signals in commodities. Performance in commodities was challenging during the quarter, with losses across the metals, energies and agriculture sectors. The negative performance was led by short exposure to US natural gas, aluminum, silver and zinc, all of which rallied over the three months. The fund benefited from its mostly long exposure to fixed income, with Italian BTP, Euribor and short sterling futures leading the gains. Losses, however, accrued from positions in currencies and stock indices. G10 currencies accounted for most of the negative performance, with the British pound, euro and Canadian dollar representing the largest detractors from returns. Performance was more positive in emerging market currencies, with long positions in the Indian rupee, Mexican peso and Chinese yuan generating profits. The fund’s net short position in stock indices, which is driven by fundamental signals, continued to weigh on returns. That said, trend-following signals have turned around in the sector and the short position was much reduced by quarter-end. The fund’s defensive positioning began to turn around in the third quarter, with short stock index positions reducing and exposure to metals and agriculture turning net long.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2020.

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

None.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2020:

Month	Amount Redeemed
July 31, 2020	$2,680,444
August 31, 2020	$3,565,764
September 30, 2020	$1,418,818

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

Dated: November 16, 2020

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Martin Beaulieu

Martin Beaulieu, Principal Executive Officer and Principal Financial Officer

