Form 10-K
period 2020-12-31
Altegris Winton Futures Fund, L.P.
filed 2021-03-29
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and is a member of National Futures Association (“NFA”). Winton Capital Management Limited, a United Kingdom Company, acts as the Partnership’s trading advisor (“Advisor”). The Advisor is registered with the CFTC as a Commodity Trading Advisor and is authorized and regulated by the United Kingdom’s Financial Conduct Authority.

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

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended

As of January 31, 2021, the aggregate net asset value of the Interests in the Partnership before redemptions was $32,342,810. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

The Partnership is designed to produce long-term capital appreciation through growth, and not current income. The General Partner has selected the Advisor to trade one of the Advisor’s proprietary trading models, the Winton Futures SMA Program (the “Program”), on behalf of the Partnership. The Advisor currently has the authority to trade the Program on behalf of the Partnership in all the easily accessible and liquid commodity interests (comprising international futures, options and forward markets) that it practically can, which currently consists mainly of commodity interests that are futures, options and forward contracts and certain OTC products, such as swaps in the following areas: stock indices, bonds, short term interest rates, currencies, precious and base metals, grains, livestock, energy and agricultural products.

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

It is expected that between 5% and 50% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or United States (“U.S.”) Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, SG Americas Securities, LLC (“SGAS”), a futures commission merchant (“FCM”), and available for trading by the Advisor in Commodity Interests on behalf of the Partnership, or at SG Newedge UK (an affiliate of SGAS) which may from time to time execute spot or other over-the-counter foreign exchange transactions as a counterparty to the Partnership. Interest on Partnership assets held at SGAS or an affiliate in cash or Treasury securities will be credited to the Partnership as described under “Charges.” Depending on market factors, the amount of margin or option premiums held at SGAS could change significantly, and all of the Partnership’s assets are available for use as margin. The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor.

With respect to Partnership assets not held at SGAS as described above, such proceeds are deposited with JPMorgan Chase Bank, N.A. (the “Custodian”) and held in cash or U.S. Treasury securities, or held in other bank cash accounts (and used to pay Partnership operating expenses). The Partnership’s custody agreement allows the Custodian to use sub-advisers to attempt to increase yield enhancement, and if so utilized, the Custodian and/or sub-adviser(s) will receive fees for cash management services. The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

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

SGAS paid, during 2020, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

Trading in Options May Result in Significant Losses for the Partnership

Part of the Partnership’s trading may be in options and options on futures contracts. Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different. For example, if the Partnership buys an option (either to sell or purchase a contract), it will pay a “premium” representing the market value of the option. Unless it becomes profitable to exercise or offset the option before it expires, the Partnership will lose the entire amount of the premium. On the other hand, if the Partnership sells an option (either to sell or purchase a futures contract), its broker credits the premium, but the Partnership must deposit margin in case the option is exercised. Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received). Commodity options trading on exchanges is regulated by both the CFTC and those exchanges. The Partnership did not engage in the trading of options and options on futures contracts during the fiscal years ended December 31, 2020 and December 31, 2019.

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

As of January 31, 2021 the Partnership had 615 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2020:

Month Ended	Amount Redeemed
October 31, 2020	$1,662,327
November 30, 2020	16,054,681
December 31, 2020	5,886,841
Total	$23,603,849

ITEM 6: SELECTED FINANCIAL DATA

Revenue:	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Total net realized and unrealized gains (losses)	$(14,550,091)	$2,673,076	$(2,193,035)	$14,912,353	$5,074,486	$11,958,486
Interest Income	298,451	2,252,803	2,660,453	1,524,072	736,778	415,355
Expenses:
Management fee	673,925	1,112,335	1,598,989	2,248,002	3,279,777	3,921,148
Advisory fee	645,964	1,025,526	1,449,919	2,023,487	2,882,993	3,400,219
Administrative fee	130,564	228,982	330,996	458,380	677,177	823,872
Service fees	552,827	1,069,725	1,558,070	2,229,530	3,256,998	3,734,936
Incentive fee	–	122,089	111,204	705,276	180,109	4,373,262
Professional fees	217,310	569,540	805,372	891,332	1,153,032	1,260,052
Brokerage commissions	1,027,303	1,624,810	2,290,596	3,197,579	4,590,391	5,427,184
Offering expense (1)
Interest expense	26,860	10,719	16,999	105,647	63,638	47,417
Other expenses	33,661	133,137	139,036	271,296	312,490	482,063
Net income (loss)	(17,560,054)	(970,984)	(7,833,763)	4,305,896	(10,585,341)	(11,096,312)
Total assets	$38,625,784	95,213,072	$130,732,759	$184,489,639	$268,564,665	$336,856,881
Total Net Asset Value	$32,495,249	91,763,009	$126,006,040	$173,217,273	$256,683,259	$325,307,634

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2020 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2020

During 2020, the Partnership reported a net realized and unrealized loss of $(15,577,394) from all trading; losses of $(15,667,755) from trading of derivatives including brokerage commissions of $1,027,303. The Partnership accrued total expenses of 2,281,111, including $0 in incentive fees, $673,925 in management fees paid  to the General Partner, and $770,137 in service and professional fees. The Partnership earned $298,451 in interest income during 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2020 is set forth below.

Fourth Quarter 2020. The past year has been difficult for the Partnership. Market reactions to the global pandemic and the prospect of a recovery – initially driven by stimulus and, later, the discovery of a vaccine − have been dramatic. The MSCI World slid by a third between February 12 and March 23, before technology stocks lifted several markets to new all-time highs in the third quarter. The global equity index rose by 12.8% in November alone, alongside US election results and successful vaccine trials, to deliver its largest monthly return since January 1975. Yields on US 10-year Treasury notes fell in March to a record low of below 1% and remained there. In commodities, front-month WTI crude futures briefly turned negative in April before recovering somewhat, while gold prices soared to their highest levels since 2012. Base metal and crop prices also trended upwards in the second half of the year. From a sector perspective, stock indices, energies and currencies drove the Partnership’s negative performance over the 12 months. Fundamental signals led the Partnership’s “risk-on” positioning across the three sectors heading into February and March’s market downturn, with net long exposure to stock indices, energies and non-US dollar currencies accounting for most of the subsequent losses. By contrast, technical signals provided valuable diversification during this period, generating profits across energies, fixed income, currencies and metals. The Partnership’s exposures changed steadily over the course of the year in response to its trading signals and the evolution of their various data inputs. The fund started the year positioned for a “risk-on” environment, albeit with a conservative level forecast volatility. This positioning had become defensive by the second quarter, with the portfolio’s beta to the stock market and crude oil turning negative and its beta to US Treasuries turning positive. Positioning turned around again in the third quarter, as the rally in risk assets gained momentum, and the beta to the US Dollar Index turned negative alongside a downtrend in the US dollar against most currencies. The Partnership heads into 2021 with a moderate “risk-on” construct.

Third Quarter 2020. The second quarter’s “risk-on” rally continued through to early September, with global equities reaching a new all-time high by the final week of August and gains for metals and emerging market currencies. Stock markets stumbled in September, amid the prospect of new lockdowns, yet the MSCI World Index still ended the quarter up 7.9%, led by gains in consumer discretionary stocks. Silver and iron ore were the top performers in metals, each rising by about a third, while US dollar weakness was the overarching theme in currencies. The euro appreciated 4.4% and the Japanese yen appreciated 2.4%, against the US dollar during the three-month period. Fixed income markets generally rose as well, with the yield on the US 10-year Treasury note falling to a new record low of 0.52% in August. While the technical macro cluster profited in July from trends in precious metals and fixed income, it gave back these gains in September, amid a reversal in precious metals and currencies. Fundamental signals detracted from performance, due largely to negative performance from carry and seasonality signals in commodities. Performance in commodities was challenging during the quarter, with losses across the metals, energies and agriculture sectors. The negative performance was led by short exposure to US natural gas, aluminum, silver and zinc, all of which rallied over the three months. The Partnership benefited from its mostly long exposure to fixed income, with Italian BTP, Euribor and short sterling futures leading the gains. Losses, however, accrued from positions in currencies and stock indices. G10 currencies accounted for most of the negative performance, with the British pound, euro and Canadian dollar representing the largest detractors from returns. Performance was more positive in emerging market currencies, with long positions in the Indian rupee, Mexican peso and Chinese yuan generating profits. The Partnership’s net short position in stock indices, which is driven by fundamental signals, continued to weigh on returns. That said, trend-following signals have turned around in the sector and the short position was much reduced by quarter-end. The Partnership’s defensive positioning began to turn around in the third quarter, with short stock index positions reducing and exposure to metals and agriculture turning net long.

Second Quarter 2020. Global equities recovered most of their year-to-date losses in the second quarter of 2020, as surging technology stocks drove the MSCI World up 19.4%, the index’s largest quarterly gain since 2009. Several other sectors experienced a “risk on” rally: prices in energies, base metals and commodity currencies all rose. WTI crude climbed back to near US$40 a barrel; copper prices increased by a quarter; and the Australian dollar, Norwegian krone and Russian ruble posted high single to double-digit gains against the US dollar. Elsewhere, returns in fixed income and agricultural commodities were mixed. While performance was varied across the fund’s portfolio, its overall defensive positioning during the quarter resulted in a negative return. Technical signals accounted for most of the negative performance, largely due to losses in major-market futures trend following, while fundamental signals also added to negative returns. The Partnership made money from long fixed income exposure, particularly in emerging markets. However, these profits were not enough to offset losses from short positions in metals, stock market indices and energies. The negative performance in currencies was largely due to short positions in G10 currencies versus the US dollar. By contrast, appreciating emerging market currencies were slightly profitable for the Partnership overall. The fund maintained its defensive posture throughout the quarter, leaving it positioned to profit from any further market declines.

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

Fourth Quarter 2019. The Partnership generated slightly negative performance in 2019, a year in which most global financial markets rose. The MSCI World stock index rallied 27.7% to all-time highs. Government bonds also gained, and by year-end, yields were negative for all maturities out to 10 years in Japan, to 15 years in Germany and to 50 years in Switzerland. In commodities, energies recovered most of their 2018 losses, with WTI crude oil peaking at $66 a barrel during April, while gold prices rose past $1,500 an ounce in September for the first time since 2013. From a sector perspective, returns in commodities were negative across agriculture, energies and metals, while gains were largely driven by long stock index and fixed income positions and a short position in the euro.  The Partnership’s losses were driven by the commodities sector, where losses were concentrated in May and September. Exposure to energies was whipsawed by market movements over the course of the year, with negative performance stemming from the fund’s oil and oil products positions. Gold and silver led the losses in metals, due to the fund being short throughout most of a double-digit rally in the two markets between June and September. Livestock, meanwhile, accounted for most of the negative return in agriculture, alongside mixed performance in crops. The fund’s net long exposure to stock indices throughout the year benefited from rising markets, with the S&P 500 and Nasdaq representing the top contributors to performance. Positioning in fixed income was long heading into the year leaving the fund well positioned to profit from an uptrend in bonds from May through to September. At the same time, a short position in the euro − which trended downwards against the US dollar for most of the year − was the largest contributor to performance in currencies. Further profits accrued from long positions in non-G10 currencies, such as the Mexican peso and Indonesian rupiah. The Partnership headed into 2020 long the stock market, the US dollar and precious metals, with a slightly negative portfolio sensitivity to fixed income, albeit with net long positions in government bonds and short-term interest rates.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2020.

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

The Partnership’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. This expected daily percentage change is then expanded to four days, providing an expected four-day percentage change. The Partnership’s VaR at a four-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 four-day trading periods. VaR typically does not represent the worst-case outcome.

The Partnership uses approximately three years of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 1 percentile of this distribution.

The VaR for a sector represents the four-day downside risk for the aggregate exposures associated with this sector. The current methodology used to calculate the aggregate VaR represents the VaR of the Partnership’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2020. During 2020, the Partnership’s average capitalization was $58,065,004.

	Fiscal Year 2020
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$271,061	0.47%	$538,427	$15,750
Commodities	$867,005	1.49%	$1,736,355	$3,356
Currencies	$216,337	0.37%	$325,220	$79,320
Equities	$360,833	0.62%	$859,512	$1,048

Total	$1,715,287	*2.95%

*Percentage total does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2020.

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2019. During 2019, the Partnership’s average capitalization was $102,152,757.

	Fiscal Year 2019
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$602,506	0.59%	$970,141	$259,426
Commodities	$1,060,822	1.04%	$1,495,681	$546,759
Currencies	$735,049	0.72%	$1,345,032	$262,229
Equities	$564,436	0.55%	$722,276	$430,585

Total	$2,962,813	*2.90%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2020, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2020.

Fixed Income Securities

The Partnership has market exposure in instruments (other than treasury positions) held other than for trading in its fixed income portfolio.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Winton’s focus within risk management is on targeting, measuring and managing risk. Owing to the leverage inherent in futures trading, position sizes are set according to Winton’s expectation of the risk that such positions will provide, rather than the amount of capital required to fund such positions, and Winton’s Futures SMA Program (“the Program”) strives to maintain a diversified portfolio because holding positions in a variety of unrelated markets has been shown, over time, to decrease system volatility.

Each day, Winton’s trading systems sets volatility parameters (known as the “instantaneous forecast standard deviation”) for each position held in the portfolio. The purpose of these parameters is to estimate the likely size of a market shift (whether up or down), in much the same way as the futures exchanges estimate the likely market shift when deciding how to set the initial margin for a future or the daily price limits for a market. The primary determinant of the daily volatility parameters is the amount of leverage or level of gearing used by the Program. The derivatives positions’ leverage or gearing may be measured in terms of the Program’s margin-to-equity ratio in respect of its derivatives positions. This ratio is calculated by dividing the amount of margin posted with the futures commission merchant by the value of the portfolio. The Program’s long-term annualized volatility target is currently approximately 10%. However, it should be noted that the Program’s instantaneous forecast standard deviation (defined as the instantaneous risk Winton expects within the 24 hours following that particular instant) may vary outside these limits. In order to target a given level of long-term risk the instantaneous risk is allowed to fluctuate within a range around the long term risk target. In order to achieve the long-term risk target the correlation between different markets is estimated by the Program, and is employed in the calculation of the overall level of gearing which is regularly reset, typically on a daily basis. Additionally, from time to time, the long-term standard deviation (defined as the long term average risk that Winton expects over a number of months) may also be above or below these limits, thereby having an impact upon the level of gearing used by the Program. For example, in the event that exceptional market conditions arise, such as the threat of closure of an exchange or other loss of liquidity, it may be determined to operate the Program at a lower level of gearing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2020	2020	2020	2020
Interest Income:	$9	$3,848	$22,386	$272,208
Net realized and unrealized gains (losses):	1,307,976	(3,141,170)	(5,787,831)	(7,956,369)
Expenses:	315,563	548,906	647,253	769,389
Net Income (Loss):	992,422	(3,686,228)	(6,412,698)	(8,453,550)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2019	2019	2019	2019
Interest Income:	$378,906	$535,417	$640,363	$698,117
Net realized and unrealized gains (losses):	(3,207,154)	5,067,517	(1,074,718)	262,621
Expenses:	916,431	1,118,253	1,074,549	1,162,823
Net Income (Loss):	(3,744,676)	4,484,681	(1,508,904)	(202,085)

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to Altegris). During the fiscal year ended December 31, 2020: (a) the General Partner was an indirect subsidiary of Artivest Holdings, Inc., a corporation that may be deemed to be controlled by (i) entities managed by Aquiline Capital Partners LLC and its affiliates (“Aquiline”) a private equity firm in New York, New York, and (ii) Genstar Capital Management LLC and its affiliates (“Genstar”), a private equity firm in San Francisco, California; and (b) the General Partner’s managers and executive officers were Martin Beaulieu and Matthew C. Osborne.

Martin Beaulieu (born 1958) joined Altegris Advisors as its Executive Chairman in July 2016, responsible for firm strategy and the day-to-day management of the company. In March 2016, Mr. Beaulieu joined the Board of Directors of Altegris Advisors’ parent company. During the past five years, Mr. Beaulieu was a Managing Director, Co-Head of iShares U.S. ETFs, Head of iShares Wealth Management, and Head of the Leveraged Distribution Group, at BlackRock Investments (August 2012 through October 2015). Mr. Beaulieu served in several senior management roles for MFS Investment Management, a large mutual fund complex (September 1990 through July 2012). These roles included acting, at various times, as MFS’ Vice Chairman, its Head of Global Distribution, its President, and as a National Sales Manager. During his tenure at MFS, he also served as CEO of MFS/McLean Budden. He earned a BA degree from Santa Clara University in 1980.

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

None of the individuals listed above currently serves as a director of a public company.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

None.

(v)	Involvement in Certain Legal Proceedings

None.

(vi)	Promoters and Control Persons

Not Applicable.

(b)	Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

(c)	Code of Ethics

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of January 31, 2021, the General Partner’s general partner interest in the Partnership was valued at $2,926 which constituted 0% of the Partnership’s total assets. As of January 31, 2021, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $673,925 for the year ended December 31, 2020. The Partnership paid to the General Partner administrative fees totaling $130,564 for the year ended December 31, 2020.

The Partnership paid to Altegris monthly continuing compensation of $89,649 for the year ended December 31, 2020. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $172,430 for the year ended December 31, 2020. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2020 the Partnership paid monthly brokerage charges of $846,978.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Ernst & Young LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2019 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Deloitte & Touche, LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2020.

FEE CATEGORY	2020	2019
Audit Fees	$28,000	$37,000
Audit-Related Fees	$56,000	$67,000
Tax Fees	$22,000	$103,175
All Other Fees	$–	$–
TOTAL FEES	$106,000	$207,175

Audit Fees and Audit-Related Fees consist of fees paid for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements. 2019 Audit Fees and Audit-Related Fees were paid to Ernst & Young LLP.

Tax Fees for 2020 consist of non-audit fees paid to Fleming Fund Services for professional services rendered in connection with tax compliance and Partnership income tax return filings. Tax Fees for 2019 were paid to Ernst & Young LLP.

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

Dated: March 29, 2021	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	March 29, 2021

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS Winton Futures Fund, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

____________

TABLE OF CONTENTS

_____________

ALTEGRIS Winton Futures Fund, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2020, 2019 and 2018 is accurate and complete.

By: /s/ Matthew C. Osborne
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Matthew C. Osborne, Chief Executive Officer

Deloitte & Touche LLP 695 Town Center Drive Suite 1000 Costa Mesa, CA 92626 USA Tel: 714 436 7100 Fax: 714 436 7200 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Limited Partners of Altegris Winton Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Altegris Winton Futures Fund, L.P. (the “Fund”) as of December 31, 2020, and the related statements of income (loss), changes in partners’ capital (net asset value), for the year then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020, and the results of its operations and changes in its partners’ capital (net asset value) for the year then ended in conformity with accounting principles generally accepted in the United States of America. The statement of financial condition, including the condensed schedule of investments for the year ended December 31, 2019, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the two years in the period ended December 31, 2019 for the Fund, were audited by other auditors whose report, dated March 9, 2020, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020, by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Costa Mesa, California

March 25, 2021

We have served as the Fund’s auditor since 2020.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2020 and DECEMBER 31, 2019
_______________

	2020	2019
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$3,372,393	$3,225,338
Segregated cash	1,975,939	7,510,328
Segregated foreign currency (cost - $803,988 and $1,556,629)	826,081	1,582,344
Net unrealized gain on open forward contracts	59,383	139,078
Net unrealized gain on open futures contracts	1,124,294	–
Total assets in commodity broker account	7,358,090	12,457,088

Cash	31,267,694	1,168,333
Investment securities at fair value (cost - $0 and $81,584,880)	–	81,586,344
Interest receivable	–	1,307
Total assets	$38,625,784	$95,213,072

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open futures contracts	$–	$875,046
Total liabilities in commodity broker account		875,046

Redemptions payable	5,917,175	1,875,639
Commissions payable	46,140	116,793
Management fee payable	33,960	77,769
Service fees payable	33,518	77,478
Advisory fee payable	28,090	72,953
Administrative fee payable	7,262	15,576
Other liabilities	64,390	338,809
Total liabilities	6,130,535	3,450,063

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	2,933	3,626
Limited Partners	32,492,316	91,759,383
Total partners’ capital (Net Asset Value)	32,495,249	91,763,009
Total liabilities and partners’ capital	$38,625,784	$95,213,072

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2020

_______________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Jan 21 - May 21	257	$359,454	1.11%
Currencies	Mar-21	183	147,745	0.45%
Energy	Jan 21 - Dec 21	24	37,854	0.12%
Interest Rates	Mar 21 - Dec 23	1,006	61,398	0.19%
Metals	Jan 21 - Apr 21	124	281,151	0.87%
Stock Indices	Jan 21 - Mar 21	98	178,787	0.55%
Treasury Rates	Mar-21	120	14,594	0.04%
Total long futures contracts		1,812	1,080,983	3.33%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 21 - May 21	27	(26,386)	(0.08)%
Currencies	Mar-21	18	(17,020)	(0.05)%
Energy	Jan 21 - Apr 21	24	19,320	0.06%
Interest Rates	Mar 21 - Jun 21	6	1,491	0.00%
Metals	Jan 21 - Mar 21	68	65,906	0.20%
Total short futures contracts		143	43,311	0.13%

Total futures contracts			$1,124,294	3.46%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 21 - Mar 21		$104,642	0.32%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 21 - Mar 21		(45,259)	(0.14)%

Total forward currency contracts			$59,383	0.18%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

_______________

	2020	2019	2018
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(16,560,097)	$1,333,921	$4,480,459
Net change in unrealized	1,919,645	1,294,524	(6,516,150)
Brokerage commissions	(1,027,303)	(1,624,810)	(2,290,596)

Net gain (loss) from trading derivatives contracts	(15,667,755)	1,003,635	(4,326,287)

Gain (loss) on trading of securities
Net realized	–	507	598
Net change in unrealized	(1,464)	5,527	(3,914)

Net gain (loss) from trading securities	(1,464)	6,034	(3,316)

Gain (loss) on trading of foreign currency
Net realized	95,447	9,036	(62,282)
Net change in unrealized	(3,622)	29,561	(91,746)

Net gain (loss) from trading foreign currency	91,825	38,597	(154,028)

Total trading gains (losses)	(15,577,394)	1,048,266	(4,483,631)

NET INVESTMENT LOSS
Income
Interest income	298,451	2,252,803	2,660,453

Expenses
Management fee	673,925	1,112,335	1,598,989
Service fees	552,827	1,069,725	1,558,070
Advisory fee	645,964	1,025,526	1,449,919
Professional fees	217,310	569,540	805,372
Administrative fee	130,564	228,982	330,996
Incentive fee	–	122,089	111,204
Interest expense	26,860	10,719	16,999
Other expenses	33,661	133,137	139,036

Total expenses	2,281,111	4,272,053	6,010,585

Net investment loss	(1,982,660)	(2,019,250)	(3,350,132)

NET LOSS	$(17,560,054)	$(970,984)	$(7,833,763)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
_______________

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2017	$173,217,273	$9,601,265	$878,802	$19,260,675	$82,613,264	$32,303,700	$28,555,734	$3,833

Transfers	–	(453,028)	–	–	–	–	453,028	–

Capital additions	1,539,697	–	–	–	1,063,211	286,595	189,891	–

Capital withdrawals	(40,917,167)	(2,398,153)	(540,036)	–	(20,105,990)	(7,332,462)	(10,540,526)	–

From operations:
Net investment loss	(3,350,132)	(139,482)	(5,180)	(79,720)	(2,504,785)	(444,333)	(176,571)	(61)
Net realized gain from investments (net of brokerage commissions)	2,128,179	127,960	10,883	262,949	995,298	415,903	315,134	52
Net change in unrealized loss from investments	(6,611,810)	(290,861)	(25,249)	(871,939)	(3,085,247)	(1,264,306)	(1,074,035)	(173)
Net loss for the year ended December 31, 2018	(7,833,763)	(302,383)	(19,546)	(688,710)	(4,594,734)	(1,292,736)	(935,472)	(182)

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Balances at December 31, 2018	$126,006,040	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651

Transfers	–	–	–	–	(190,385)	190,385	–	–

Capital additions	532,618	9,744	–	–	246,000	276,874	–	–

Capital withdrawals	(33,804,665)	(1,082,851)	(99,731)	–	(20,803,419)	(6,138,199)	(5,680,465)	–

From operations:
Net investment loss	(2,019,250)	(81,230)	(1,065)	(40,773)	(1,566,470)	(264,658)	(65,002)	(52)
Net realized gain (loss) from investments (net of brokerage commissions)	(281,346)	(8,282)	(792)	82,138	(212,354)	(44,961)	(97,109)	14
Net change in unrealized gain from investments	1,329,612	52,608	4,863	58,494	743,417	228,291	241,926	13
Net income (loss) for the year ended December 31, 2019	(970,984)	(36,904)	3,006	99,859	(1,035,407)	(81,328)	79,815	(25)

Balances at December 31, 2019	$91,763,009	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE) (continued)

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

_______________

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2019	$91,763,009	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626

Capital additions	332,187	–	–	–	310,400	–	21,787	–

Capital withdrawals	(42,039,893)	(1,648,232)	(29,991)	(14,605,077)	(14,009,962)	(7,402,596)	(4,344,035)	–

From operations:
Net investment loss	(1,982,660)	(95,013)	(2,967)	(220,123)	(1,151,889)	(340,872)	(171,712)	(84)
Net realized loss from investments (net of brokerage commissions)	(17,491,953)	(934,288)	(38,641)	(4,219,826)	(6,605,892)	(3,276,005)	(2,416,575)	(726)
Net change in unrealized gain from investments	1,914,559	116,996	5,094	373,202	710,434	389,359	319,357	117
Net loss for the year ended December 31, 2020	(17,560,054)	(912,305)	(36,514)	(4,066,747)	(7,047,347)	(3,227,518)	(2,268,930)	(693)

Balances at December 31, 2020	$32,495,249	$2,777,153	$155,990	$–	$16,445,631	$7,582,715	$5,530,827	$2,933

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2020 and 2019, and reported amounts of income and expenses for the years ended December 31, 2020, 2019 and 2018 respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2020 and 2019, none of the Partnership’s holdings in U.S. government agency bonds and notes were fair valued using valuation models.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2020 and 2019, none of the Partnership’s holdings in corporate notes were fair valued using valuation models.

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

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2020 and 2019.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as December 31, 2020 and 2019:

				Balance as of
December 31, 2020	Level 1	Level 2	Level 3	December 31, 2020
Assets:
Futures contracts (1)	$1,288,294	$–	$–	$1,288,294
Forward currency contracts (1)	–	104,642	–	104,642
	$1,288,294	$104,642	$–	$1,392,936

Liabilities:
Futures contracts (1)	$(164,000)	$–	$–	$(164,000)
Forward currency contracts (1)	–	(45,259)	–	(45,259)
	$(164,000)	$(45,259)	$–	$(209,259)

				Balance as of
December 31, 2019	Level 1	Level 2	Level 3	December 31, 2019
Assets:
Futures contracts (1)	$2,277,168	$–	$–	$2,277,168
Forward currency contracts (1)	–	403,817	–	403,817
U.S. Government agency bonds and notes	–	60,863,263	–	60,863,263
Corporate notes	–	19,089,099	–	19,089,099
Certificates of deposit	–	1,633,982	–	1,633,982

	$2,277,168	$81,990,161	$–	$84,267,329

Liabilities:
Futures contracts (1)	$(3,152,214)	$–	$–	$(3,152,214)
Forward currency contracts (1)	–	(264,739)	–	(264,739)

	$(3,152,214)	$(264,739)	$–	$(3,416,953)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the years ended December 31, 2020 and 2019, there were no Level 3 securities.

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

Net realized gains and losses from foreign currency related transactions represent gains and losses from sales of foreign currencies, currency gains and losses realized between trade and settlement dates on securities transactions, and the difference between the amounts of interest and foreign withholding taxes recorded on the Partnership’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized gain (loss) on other assets and other liabilities denominated in foreign currency arise from changes in the value of assets, other than investments in securities, and liabilities at year end, resulting from changes in the exchange rates.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.       Investment Transactions and Investment Income (continued)

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2020 and 2019, the Partnership’s Segregated cash balance on the Statements of Financial Condition of $1,975,939 and $7,510,328, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2020 and 2019, the Partnership’s Segregated foreign currency balance on the Statements of Financial Condition of $826,081 and $1,582,344, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of December 31, 2020 and 2019, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2020 and 2019 are reflected within the Condensed Schedules of Investments.

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2020 and 2019 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.       Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the year. Gains and losses resulting from the translation to U.S. dollars are reported in the Statements of Income (Loss).

I.        Cash

The Partnership maintains a custody account with J.P.Morgan Chase Bank, N.A. and Northern Trust Company. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits for any of the Partnership's open tax years. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership’s tax returns remain open for examination by United States federal tax authorities for a period of three years and by state tax authorities for a period of four years from the date they are filed. Taxes associated with foreign tax jurisdictions remain subject to examination based on varying statutes of limitations, if any. The Partnership is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2020, 2019 and 2018.

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

Total Management Fees earned by the General Partner, for the years ended December 31, 2020, 2019 and 2018 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2020, 2019 and 2018, administrative fees for Class A Interests were $86,374, $159,956 and $235,576, respectively and administrative fees for Class B Interests were $44,190, $69,026 and $95,420 respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       Altegris Investments, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At December 31, 2020 and 2019, the Partnership had commissions and brokerage fees payable to its introducing broker of $34,410 and $93,519, respectively, and service fees payable to Altegris Investments of $51 and $13,865, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the and years ended December 31, 2020, 2019 and 2018:

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018

Altegris Clearing Solutions - Brokerage Commission fees	$845,978	$1,333,366	$1,946,065
Altegris Investments- Service fees	89,649	184,222	256,230
Total	$935,627	$1,517,588	$2,202,295

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2020, 2019 and 2018 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2020, 2019, and 2018, advisory fees for Class A Interests were $261,741, $484,714 and $713,864, respectively, advisory fees for Class B Interests were $133,911, $209,171 and $289,150, respectively, advisory fees for Original Class B Interests were $1,712, $2,566 and $7,043, respectively, advisory fees for Special Interests were $150,205, $188,050 and $191,283, respectively and advisory fees for Institutional Interests were $98,395, $141,025 and $248,579, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2020, 2019 and 2018, service fees for General Partner’s Interest, were $60, $72 and $74, respectively, service fees for Class A Interests were $485,724, $955,175 and $1,400,425 respectively, service fees for Original Class A Interests were $67,043, $113,715 and $150,886, respectively and service fees for Institutional Interests were $Nil, $763 and $6,685, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at December 31, 2020 and 2019. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$375,948	$(42,880)	$333,068
Currencies	147,745	(17,020)	130,725
Energy	66,662	(9,488)	57,174
Interest Rates	66,250	(3,361)	62,889
Metals	426,382	(79,325)	347,057
Stock Indices	181,494	(2,707)	178,787
Treasury Rates	23,813	(9,219)	14,594

Total Futures Contracts	$1,288,294	$(164,000)	$1,124,294

Forward Currency Contracts	$104,642	$(45,259)	$59,383

Total Gross Fair Value of Derivatives Contracts	$1,392,936	$(209,259)	$1,183,677

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2020, 2019 and 2018.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year Ended December 31, 2020
Type of		Change in	Average Notional Value of
Derivatives Contracts	Realized	Unrealized	Contracts
Futures Contracts
Agriculture	$(855,378)	$888,676
Currencies	(2,671,918)	403,061
Energy	(2,686,187)	(386,310)
Interest Rates	(198,045)	395,496
Metals	(3,620,875)	400,055
Stock Indices	(6,633,752)	(16,521)
Treasury Rates	934,570	314,883

Total Futures Contracts	$(15,731,585)	$1,999,340	$406,290,821	(1)

Forward Currency Contracts	$(828,512)	$(79,695)	$29,445,986	(2)

Total Gain (loss) from Derivatives Contracts	$(16,560,097)	$1,919,645

Year ended December 31, 2019
Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agricultural	$(742,483)	$(834,259)
Currencies	577,301	217,215
Energy	(3,969,809)	1,355,198
Interest Rates	3,649,015	(946,874)
Metals	(3,108,467)	1,362,564
Stock Indices	2,898,352	390,794
Treasury Rates	1,666,780	(322,961)

Total Futures Contracts	$970,689	$1,221,877	$670,208,135	(1)

Forward Currency Contracts	$363,232	$72,647	$70,203,447	(2)

Total Gain (loss) from Derivatives Contracts	$1,333,921	$1,294,524

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2018
Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agricultural	$599,414	$(113,516)
Currencies	(1,911,690)	(104,660)
Energy	4,213,918	(1,728,255)
Interest Rates	769,607	851,375
Metals	2,586,136	(3,406,972)
Stock Indices	(1,351,740)	(724,731)
Treasury Rates	(314,804)	(82,570)

Total Futures Contracts	$4,590,841	$(5,309,429)	$782,181,350	(1)

Forward Currency Contracts	$(110,382)	$(1,206,721)	$66,855,350	(2)

Total Gain (loss) from Derivatives Contracts	$4,480,459	$(6,516,150)

(1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective years.

(2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective years.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	104, 642	(45,259)	59,383	–	–	59,383

Total	104,642	(45,259)	59,383	–	–	59,383

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	(45,259)	45,259	–	–	–	–

Total	(45,259)	45,259	–	–	–	–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward contracts	403,817	(264,739)	139,078	–	–	139,078

Total	403,817	(264,739)	139,078	–	–	139,078

Offsetting the Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Financial Condition
As of December 31, 2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward contracts	(264,739)	264,739	–	–	–	–

Total	(264,739)	264,739	–	–	–	–

(1)	The Partnership posted additional collateral of $461,977 as of December 31, 2020 and had posted additional $1,386,558 collateral for December 31, 2019 with the Clearing Broker. There was no cash collateral receivable by the Partnership from the Clearing Broker as of December 31, 2020 and 2019. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts, which may exceed the fair value of the derivative contract.

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

Governments worldwide have enacted emergency measures to combat the spread of a novel strain of coronavirus (COVID-19). These measures, which include the implementation of travel bans, closing of non-essential businesses, self-imposed quarantine periods and social distancing, have caused significant volatility in global equity markets and material disruptions to businesses globally resulting in an economic slowdown. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The duration of the COVID-19 global pandemic is unknown at this time, but it is likely to have an ongoing effect on the financial markets where the Fund operates. It is possible that market volatility related to COVID-19 could be in excess of the sensitivities disclosed in the notes to the financial statements.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2020
	Original	Original	Special				Institutional
	Class A	Class B	Interests		Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(18.91)%	(18.37)%	(21.78)%		(20.57)%	(19.05)%	(18.37)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%		(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(18.91)%	(18.37)%	(21.78)%		(20.57)%	(19.05)%	(18.37)%

Ratio to average net asset value
Expenses prior to incentive fees	2.98%	2.16%	1.90	% (2)	5.04%	3.05%	2.20%
Incentive fees	(0.00)%	(0.00)%	(0.00	)% (2)	(0.00)%	(0.00)%	(0.00)%

Total expenses	2.98%	2.16%	1.90	% (2)	5.04%	3.05%	2.20%

Net investment (loss) (1)	(2.48)%	(1.74)%	(1.48	)% (2)	(4.52)%	(2.59)%	(1.78)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.
(2)	For the period January 1, 2020 to November 30, 2020. Ratios have been annualized

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Year ended December 31, 2019
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(0.58)%	0.40%	0.65%	(2.38)%	(0.43)%	0.39%
Incentive fees	(0.10)%	(0.11)%	(0.12)%	(0.10)%	(0.11)%	(0.11)%

Total return after incentive fees	(0.68)%	0.29%	0.54%	(2.48)%	(0.54)%	0.28%

Ratio to average net asset value
Expenses prior to incentive fees	3.35%	2.36%	2.16%	5.14%	3.21%	2.37%
Incentive fees	0.10%	0.09%	0.11%	0.11%	0.10%	0.13%

Total expenses	3.45%	2.45%	2.27%	5.25%	3.31%	2.50%

Net investment (loss) (1)	(1.30)%	(0.32)%	0.11%	(3.07)%	(1.15)%	(0.32)%

	Year Ended December 31, 2018
	Original	Original	Special				Institutional
	Class A	Class B	Interests		Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(4.67)%	(3.76)%	(3.52)%		(6.42)%	(4.56)%	(3.79)%
Incentive fees	(0.07)%	(0.06)%	(0.06	) %	(0.06)%	(0.06)%	(0.05)%

Total return after incentive fees	(4.74)%	(3.82)%	(3.58)%		(6.48)%	(4.62)%	(3.84)%

Ratio to average net asset value
Expenses prior to incentive fees	3.30%	2.34%	2.13%		5.14%	3.19%	2.39%
Incentive fees	0.20%	0.05%	0.06%		0.07%	0.07%	0.03%

Total expenses	3.50%	2.39%	2.19%		5.21%	3.26%	2.42%

Net investment (loss) (1)	(1.58)%	(0.68)%	(0.36)%		(3.41)%	(1.46)%	(0.67)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

_________________________________

(1)	Excludes incentive fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_______________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2020 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2021 through February 28, 2021, the Partnership had no subscriptions and had redemptions of $2,005,067.

Effective February 12, 2021, the General Partner and affiliated Altegris companies became owned and controlled by Altegris Holdings, LLC (Altegris Holdings) and indirectly owned and controlled by Continuum Capital Managers LLC (Continuum) and by AV5 Acquisition, LLC (AV5). Continuum is owned by Douglas C. Grip and Steven E. Vanourny. AV5 is owned solely by Matthew Osborne, Altegris Advisors’ Chief Executive Officer and Chief Investment Officer.

Effective January 1, 2021 the Partnership will maintain new custody accounts with First Republic Bank, replacing Northern Trust Company.

