Form 10-Q
period 2021-03-31
Altegris Winton Futures Fund, L.P.
filed 2021-05-17
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

MARCH 31, 2021 (Unaudited) and DECEMBER 31, 2020 (Audited)

ASSETS	2021	2020
Equity in commodity broker account:
Cash deposit with broker	$6,418,081	$3,372,393
Segregated cash	1,696,858	1,975,939
Segregated foreign currency (cost - $580,153 and $803,988)	572,624	826,081
Net unrealized gain on open forward contracts	–	59,383
Net unrealized gain on open futures contracts	71,527	1,124,294
Total assets in commodity broker account	8,759,090	7,358,090

Cash	22,919,139	31,267,694

Total assets	$31,678,229	$38,625,784

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$9,658	$–
Total liabilities in commodity broker account	9,658	–

Redemptions payable	2,180,970	5,917,175
Commissions payable	38,447	46,140
Management fee payable	29,152	33,960
Service fees payable	32,612	33,518
Advisory fee payable	23,915	28,090
Incentive fee payable	1,734	–
Administrative fee payable	6,341	7,262
Other liabilities	72,955	64,390

Total liabilities	2,395,784	6,130,535

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,032	2,933
Limited Partners	29,279,413	32,492,316

Total partners’ capital (Net Asset Value)	29,282,445	32,495,249

Total liabilities and partners’ capital	$31,678,229	$38,625,784

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2021 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Commodities	Apr 21 - Sep 21	183	$93,662	0.32%
Currencies	Jun-21	210	(51,014)	(0.17)%
Interest Rates	Jun 21 - Mar 24	320	(136,369)	(0.47)%
Metals	Apr 21, Jul 21	47	(85,297)	(0.29)%
Energies	Apr 21 - Jun 22	49	(9,305)	(0.03)%
Stock Indices	Apr 21 - Jun 21	74	50,455	0.17%
Total long futures contracts		883	(137,868)	(0.47)%

SHORT FUTURES CONTRACTS:
Commodities	May 21 - Jul 21	4	3,641	0.01%
Currencies	Jun-21	96	188,973	0.65%
Interest Rates	Jun 21 - Mar 22	55	8,501	0.03%
Energies	May 21 - Jun 21	10	(1,100)	0.00%
Metals	Apr 21 - May 21	21	9,380	0.03%
Total short futures contracts		186	209,395	0.72%

Total futures contracts			$71,527	0.25%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Apr 21 - Jun 21		$37,763	0.13%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Apr 21 -Jun 21		(47,421)	(0.16)%

Total forward currency contracts			$(9,658)	(0.03)%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2020 (Audited)

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	2021	2020
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$2,549,484	$(9,223,204)
Net change in unrealized	(1,121,808)	1,644,944
Brokerage commissions	(119,000)	(330,806)

Net gain (loss) from trading derivatives contracts	1,308,676	(7,909,066)

Gain on trading of securities
Net change in unrealized	–	6,805

Net gain from trading securities	–	6,805

Gain (loss) on trading of foreign currency
Net realized	21,045	(32,453)
Net change in unrealized	(29,622)	(21,655)

Net loss from trading foreign currency	(8,577)	(54,108)

Total trading gains (losses)	1,300,099	(7,956,369)

NET INVESTMENT LOSS
Income
Interest income	13	272,208

Net investment income	13	272,208

Expenses
Management fee	88,802	219,860
Service fee	76,365	191,456
Advisory fee	72,754	208,010
Professional fees	11,232	89,797
Administrative fee	19,339	43,507
Incentive fee	1,734	–
Interest expense	6,245	3,612
Other expenses	5,585	13,147

Total expenses	282,056	769,389

Net investment loss	(282,043)	(497,181)

NET INCOME (LOSS)	$1,018,056	$(8,453,550)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

		Limited Partners
		Original	Original	Special			Institutional	General
	Total	Class A	Class B	Interests	Class A	Class B	Interests	Partner

Balances at December 31, 2019	$91,763,009	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626

Capital additions	21,787	–	–	–	–	–	21,787	–

Capital withdrawals	(5,204,975)	(546,166)	(29,991)	–	(3,919,395)	(709,423)	–	–

From operations:
Net investment loss	(497,181)	(23,819)	(516)	(34,628)	(327,797)	(80,445)	(29,959)	(17)
Net realized loss from investments (net of brokerage commissions)	(9,586,463)	(534,760)	(21,027)	(2,029,630)	(3,755,456)	(1,925,805)	(1,319,392)	(393)
Net change in unrealized gain from investments	1,630,094	87,873	2,566	359,793	609,084	336,860	233,849	69
Net loss for the three months ended March 31, 2020	(8,453,550)	(470,706)	(18,977)	(1,704,465)	(3,474,169)	(1,669,390)	(1,115,502)	(341)

Balances at March 31, 2020	$78,126,271	$4,320,818	$173,527	$16,967,359	$29,798,976	$15,834,016	$11,028,290	$3,285

Balances at December 31, 2020	$32,495,249	$2,777,153	$155,990	$–	$16,445,631	$7,582,715	$5,530,827	$2,933

Capital withdrawals	(4,230,860)	(488,338)	(25,606)	–	(2,453,124)	(258,806)	(1,004,986)	–

From operations:
Net investment loss	(282,043)	(13,629)	(721)	–	(184,018)	(54,852)	(28,801)	(22)
Net realized gain from investments (net of brokerage commissions)	2,451,529	202,143	10,687	–	1,228,440	582,467	427,563	229
Net change in unrealized loss from investments	(1,151,430)	(96,879)	(5,272)	–	(575,583)	(274,202)	(199,386)	(108)
Net income for the three months ended March 31, 2021	1,018,056	91,635	4,694	–	468,839	253,413	199,376	99

Balances at March 31, 2021	$29,282,445	$2,380,450	$135,078	$–	$14,461,346	$7,577,322	$4,725,217	$3,032

See accompanying notes

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2021 and December 31, 2020, and reported amounts of income and expenses for the three months ended March 31, 2021 and 2020, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the Partnership did not hold U.S. government agency bonds and notes.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2021 or December 31, 2020, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the three month period ended March 31, 2021 and the year ended December 31, 2020.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2021 and December 31, 2020:

				Balance as of
March 31, 2021	Level 1	Level 2	Level 3	March 31, 2021
Assets:
Futures contracts (1)	$664,453	$–	$–	$664,453
Forward currency contracts (1)	–	37,763	–	37,763

	$664,453	$37,763	$–	$702,216

Liabilities:
Futures contracts (1)	$(592,926)	$–	$–	$(592,926)
Forward currency contracts (1)	–	(47,421)	–	(47,421)

	$(592,926)	$(47,421)	$–	$(640,347)

				Balance as of
December 31, 2020	Level 1	Level 2	Level 3	December 31, 2020
Assets:
Futures contracts (1)	$1,288,294	$–	$–	$1,288,294
Forward currency contracts (1)	–	104,642	–	104,642

	$1,288,294	$104,642	$–	$1,392,936

Liabilities:
Futures contracts (1)	$(164,000)	$–	$–	$(164,000)
Forward currency contracts (1)	–	(45,259)	–	(45,259)

	$(164,000)	$(45,259)	$–	$(209,259)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended March 31, 2021 and the year ended December 31, 2020, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2021 and December 31, 2020, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,696,858 and $1,975,939, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2021 and December 31, 2020, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $572,624 and $826,081, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company and First Republic Bank (and used to pay Partnership operating expenses). For the Partnership’s cash deposited at the Custodian, the Partnership receives cash management services from J.P. Morgan Investment Management Inc. (“JPMIM”).

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

As of March 31, 2021 and December 31, 2020, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2021 and December 31, 2020 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2021 and December 31, 2020 are reflected within the Condensed Schedules of Investments.

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

I.        Cash

The Partnership maintains a custody account with J.P.Morgan Chase Bank, N.A., First Republic Bank and Northern Trust Company. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its tax analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits for any of the Partnership's open tax years. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership’s tax returns remain open for examination by United States federal tax authorities for a period of three years and by state tax authorities for a period of four years from the date they are filed. Taxes associated with foreign tax jurisdictions remain subject to examination based on varying statutes of limitations, if any. The Partnership is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2021 and 2020.

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

Total Management Fees earned by the General Partner, for the three months ended March 31, 2021 and 2020 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2021, administrative fees for Class A and Class B Interests were $13,130 and $6,209, respectively. For the three months ended March 31, 2020, administrative fees for Class A and Class B Interests were $29,007 and $14,500, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

At March 31, 2021 and December 31, 2020, the Partnership had commissions and brokerage fees payable to its introducing broker of $32,033 and $34,410, respectively, and service fees payable to Altegris Investments of $17 and $51, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Investments and Altegris Clearing Solutions for the three months ended March 31, 2021 and 2020:

		Three months	Three months
		ended	ended
		March 31, 2021	March 31, 2020

Altegris Clearing Solutions - Brokerage Commission fees		$102,790	$267,660
Altegris Investments- Service fees		53	36,967
	Total	$102,843	$304,627

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2021 and 2020 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2021, advisory fees for Class A, Class B, Original Class B and Institutional Interests were $39,787, $18,817, $350 and $13,800, respectively. For the three months ended March 31, 2020, advisory fees for Class A, Class B, Original Class B, Special Interests and Institutional Interests were $87,902, $43,939, $521, $45,851 and $29,797 respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2021, service fees for General Partner’s Interest, Original Class A and Class A were $15, $6,868 and $69,482, respectively. For the three months ended March 31, 2020, service fees for General Partner’s Interest, Original Class A and Class A were $17, $23,900 and $167,539, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at March 31, 2021 and December 31, 2020. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2021

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Commodities	$210,992	$(113,689)	$97,303
Currencies	237,767	(99,808)	137,959
Interest Rates	23,375	(151,243)	(127,868)
Energies	58,606	(69,011)	(10,405)
Metals	57,666	(133,583)	(75,917)
Stock Indices	76,047	(25,592)	50,455

Total Futures Contracts	$664,453	$(592,926)	$71,527

Forward Currency Contracts	$37,763	$(47,421)	$(9,658)

Total Gross Fair Value of Derivatives Contracts	$702,216	$(640,347)	$61,869

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$375,948	$(42,880)	$333,068
Currencies	147,745	(17,020)	130,725
Energy	66,662	(9,488)	57,174
Interest Rates	90,063	(12,580)	77,483
Metals	426,382	(79,325)	347,057
Stock Indices	181,494	(2,707)	178,787

Total Futures Contracts	$1,288,294	$(164,000)	$1,124,294

Forward Currency Contracts	$104,642	$(45,259)	$59,383

Total Gross Fair Value of Derivatives Contracts	$1,392,936	$(209,259)	$1,183,677

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2021 and 2020.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended March 31, 2021
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Commodities	$859,341	$(235,765)
Currencies	249,112	7,234
Interest Rates	(358,538)	(205,351)
Metals	574,023	(422,974)
Energies	472,626	(67,579)
Stock Indices	713,394	(128,332)

Total Futures Contracts	$2,509,958	$(1,052,767)	$75,734,411	(1)

Forward Currency Contracts	$39,526	$(69,041)	$9,427,005	(2)

Total Gain (loss) from Derivatives Contracts	$2,549,484	$(1,121,808)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended March 31, 2020
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agricultural	$(738,971)	$597,183
Currencies	(1,386,110)	457,803
Energy	(1,239,227)	87,047
Interest Rates	38,301	935,887
Metals	(362,802)	648,843
Stock Indices	(5,210,776)	(338,984)

Total Futures Contracts	$(8,899,585)	$2,387,779	$358,732,904	(1)

Forward Currency Contracts	$(323,619)	$(742,835)	$46,334,042	(2)

Total Gain (loss) from Derivatives Contracts	$(9,223,204)	$1,644,944

1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective period.
2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective period.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of March 31, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$37,763	$(37,763)	$–	$–	$–	$–
			–
Total	$37,763	$(37,763)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities
As of March 31, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$47,421	$(37,763)	$9,658	$–	$(9,658)	$–

Total	$47,421	$(37,763)	$9,658	$–	$(9,658)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$104, 642	$(45,259)	$59,383	$–	$–	$59,383

Total	$104,642	$(45,259)	$59,383	$–	$–	$59,383

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$(45,259)	$45,259	$–	$–	$–	$–

Total	$(45,259)	$45,259	$–	$–	$–	$–

(1) The Partnership posted additional collateral of $618,740 as of March 31, 2021 and $461,977 for December 31, 2020 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.63%	3.63%	2.99%	3.42%	3.63%
Incentive fees	(0.00)%	(0.00)%	(0.01)%	(0.00)%	(0.00)%

Total return after incentive fees	3.63%	3.63%	2.98%	3.42%	3.63%

Ratio to average net asset value
Expenses prior to incentive fees (2)	2.07%	2.06%	4.58%	2.92%	2.09%
Incentive fees (3)	0.00%	0.00%	0.01%	0.00%	0.00%

Total expenses	2.07%	2.06%	4.59%	2.92%	2.09%

Net investment (loss) (1) (2)	(2.07)%	(2.06)%	(4.58)%	(2.92)%	(2.09)%

	Three months ended March 31, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(9.40)%	(9.19)%	(9.13)%	(9.84)%	(9.38)%	(9.19)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(9.40)%	(9.19)%	(9.13)%	(9.84)%	(9.38)%	(9.19)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.25%	2.31%	2.00%	5.13%	3.11%	2.26%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.25%	2.31%	2.00%	5.13%	3.11%	2.26%

Net investment (loss) (1) (2)	(1.96)%	(1.03)%	(0.77)%	(3.84)%	(1.87)%	(1.02)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.
(2) (3)	Annualized. Not annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2021 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2021 through May 17, 2021, the Partnership had redemptions of $4,010,721.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2021

During the first quarter of 2021, the Partnership achieved net realized and unrealized gains of $1,300,099 from its trading activities, and net of brokerage commissions of $119,000. The Partnership accrued total expenses of $282,056 including $88,802 in management fees paid to the General Partner, $1,734 in incentive fees, and $191,520 in service and professional fees. The Partnership earned $13 in interest income during the first quarter of 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2021 is set forth below.

Market movements in the first quarter were driven by hopes for a rebound in global economic growth and the prospect of rising inflation. An uptrend in commodity prices, rising government bond yields and a sector rotation within equities continued into the new year. WTI crude prices briefly rose past $65 a barrel for the first time since 2018, the US 10-year Treasury yield crossed 1.7%, and the MSCI World climbed to new record highs. At the same time, the US dollar, which trended downwards against most major currencies in 2020, reversed direction and strengthened over the three months, most notably against the Japanese yen and euro.

An uptrend in commodity prices, which started during the second quarter of 2020, continued through the first quarter of 2021, accounting for most of the Partnership’s profits. The gains were driven by long positions resulting from a range of signals, with several non-trend signals making notable contributions in agriculture and energies. Lean hogs, gasoline, copper and soybeans were all among the top contributors. Trend-following systems benefited from long positions in stock indices, with global equity markets climbing to new record highs, although these profits were reduced by losses from a long-term macro value signal. A short position in the Japanese yen led the profits in currencies, where carry systems accounted for most of the gains. Fixed income was the only notable detractor during the quarter. Yields rose across the board over the three months, alongside concerns about the effect of rising inflation. While the Partnership’s overall beta to fixed income has been negative since January, positioning in the sector only turned net short in government bonds in March and remains long in short-term interest rates.

Overall, the Partnership was well positioned for this buoyant market environment as both trend-following and systematic macro signals contributed positively to performance. The Partnership heads into the second quarter of 2021 with a moderate “risk-on” construct.

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

The first quarter of 2020 was a tumultuous time for the world as the Covid-19 crisis escalated, leading to increased volatility across financial and commodities markets. Stocks suffered their largest fall since 2008, with the MSCI World falling 34.0% below its peak and crude oil prices sliding by around two thirds, reaching lows not seen since 2003. The Partnership’s returns for the quarter were largely driven by long positions in equity index futures, with the remaining losses mostly split between currencies and energies. From a strategy perspective, technical signals (mostly trend following) were positive, while losses were concentrated in fundamental signals. Trend-following signals performed well over the quarter, despite the sharp reversal in equity markets. Faster versions of the signal caught onto the developing bear market and went short quickly enough to profit from some of the downward movement in March. Even the slower trend-following signals that remained long stocks still made profits in commodities, currencies and fixed income that outweighed losses from equity indices. Fundamental signals, on the other hand, performed poorly, because they were positioned long equities, short fixed- income, long oil and long emerging market currencies. In summary, these signals were positioned against the “risk-off” sentiment that swept over markets as the potential economic impact of the virus became apparent.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2021.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K, as amended, with the Securities and Exchange Commission on March 29, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2021:

Month	Amount Redeemed
January 31, 2021	$908,769
February 28, 2021	$1,096,298
March 31, 2021	$2,225,794

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

Dated: May 17, 2021

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

