Form 10-Q
period 2021-06-30
Altegris Winton Futures Fund, L.P.
filed 2021-08-16
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 000-53348

______________________________

ALTEGRIS WINTON FUTURES FUND, L.P.

(Exact name of registrant as specified in its charter)

______________________________

colorado	84-1496732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ALTEGRIS ADVISORS, L.L.C. 1200 Prospect Street, Suite 400 La Jolla, California 92037	92037
(Address of principal executive offices)	(zip code)

(858) 459-7040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2021 (Unaudited) and DECEMBER 31, 2020 (Audited)

________________

	2021	2020
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$8,221,757	$3,372,393
Segregated cash	1,337,496	1,975,939
Segregated foreign currency (cost - $321,404 and $803,988)	316,519	826,081
Net unrealized gain on open forward contracts	–	59,383
Net unrealized gain on open futures contracts	180,253	1,124,294
Total assets in commodity broker account	10,056,025	7,358,090

Cash	14,666,485	31,267,694

Total assets	$24,722,510	$38,625,784

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$33,937	$–
Total liabilities in commodity broker account	33,937	–

Redemptions payable	570,232	5,917,175
Commissions payable	29,601	46,140
Management fee payable	23,444	33,960
Service fees payable	22,625	33,518
Advisory fee payable	19,516	28,090
Incentive fee payable	2,682	–
Administrative fee payable	5,261	7,262
Other liabilities	55,427	64,390

Total liabilities	762,725	6,130,535

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,139	2,933
Limited Partners	23,956,646	32,492,316

Total partners’ capital (Net Asset Value)	23,959,785	32,495,249

Total liabilities and partners’ capital	$24,722,510	$38,625,784

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2021 (Unaudited)

________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Aug 21 - Mar 22	99	$88,800	0.37%
Currencies	Sep-21	171	(334,928)	(1.40)%
Energies	Jul 21 - Dec 22	62	294,775	1.23%
Interest Rates	Sep 21 - Jun 24	364	(91,069)	(0.38)%
Metals	Jul 21 - Oct 21	38	44,278	0.19%
Stock Indices	Jul 21 - Sep 21	53	23,633	0.10%

Total long futures contracts		787	25,489	0.11%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 21 - Dec 21	20	3,242	0.01%
Currencies	Sep-21	100	153,884	0.64%
Interest Rates	Sep 21 - Mar 24	38	(11,443)	(0.05)%
Metals	Jul-21	7	6,538	0.03%
Stock Indices	Jul 21 - Sep 21	13	2,543	0.01%

Total short futures contracts		178	154,764	0.64%

Total futures contracts			$180,253	0.75%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jul 21 - Aug 21		$14,032	0.06%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jul 21 - Sep 21		(47,969)	(0.20)%

Total forward currency contracts			$(33,937)	(0.14)%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2020 (Audited)

________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Jan 21 - May 21	257	$359,454	1.11%
Currencies	Mar-21	183	147,745	0.45%
Energy	Jan 21 - Dec 21	24	37,854	0.12%
Interest Rates	Mar 21 - Dec 23	1,126	75,992	0.23%
Metals	Jan 21 - Apr 21	124	281,151	0.87%
Stock Indices	Jan 21 - Mar 21	98	178,787	0.55%

Total long futures contracts		1,812	1,080,983	3.33%

SHORT FUTURES CONTRACTS:
Agriculture	Jan 21 - May 21	27	(26,386)	(0.08)%
Currencies	Mar-21	18	(17,020)	(0.05)%
Energy	Jan 21 - Apr 21	24	19,320	0.06%
Interest Rates	Mar 21 - Jun 21	6	1,491	0.00%
Metals	Jan 21 - Mar 21	68	65,906	0.20%

Total short futures contracts		143	43,311	0.13%

Total futures contracts			$1,124,294	3.46%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 21 - Mar 21		$104,642	0.32%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 21 - Mar 21		(45,259)	(0.14)%

Total forward currency contracts			$59,383	0.18%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

________________

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$1,207,932	$(3,580,675)	$3,757,416	$(12,803,879)
Net change in unrealized	84,447	(1,971,635)	(1,037,361)	(326,691)
Brokerage commissions	(98,990)	(281,709)	(217,990)	(612,515)

Net gain (loss) from trading derivatives contracts	1,193,389	(5,834,019)	2,502,065	(13,743,085)

Gain on trading of securities
Net change in unrealized	–	(8,269)	–	(1,464)

Net gain (loss) from trading securities	–	(8,269)	–	(1,464)

Gain (loss) on trading of foreign currency
Net realized	1,123	(6,161)	22,168	(38,614)
Net change in unrealized	2,644	60,618	(26,978)	38,963

Net gain (loss) from trading foreign currency	3,767	54,457	(4,810)	349

Total trading gains (losses)	1,197,156	(5,787,831)	2,497,255	(13,744,200)

NET INVESTMENT LOSS
Income
Interest income	36	22,386	49	294,594

Net investment income	36	22,386	49	294,594

Expenses
Management fee	75,082	184,548	163,884	404,408
Service fee	64,594	157,620	140,959	349,076
Advisory fee	62,645	177,386	135,399	385,396
Professional fees	27,697	87,264	38,929	177,061
Administrative fee	16,888	35,712	36,227	79,219
Incentive fee	2,682	–	4,416	–
Interest expense	7,273	6,078	13,518	9,690
Other expenses	7,341	(1,355)	12,926	11,792

Total expenses	264,202	647,253	546,258	1,416,642

Net investment loss	(264,166)	(624,867)	(546,209)	(1,122,048)

NET INCOME (LOSS)	$932,990	$(6,412,698)	$1,951,046	$(14,866,248)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

________________

	Limited Partners
	Original	Original	Special			Institutional	General
	Class A	Class B	Interests	Class A	Class B	Interests	Partner	Total
Balances at December 31, 2019	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626	$91,763,009

Capital additions	–	–	–	–	–	21,787	–	21,787

Capital withdrawals	(1,053,901)	(29,991)	–	(6,063,047)	(3,164,640)	(267,293)	–	(10,578,872)

From operations:
Net investment loss	(55,428)	(1,421)	(112,716)	(677,858)	(187,112)	(87,471)	(42)	(1,122,048)
Net realized loss from investments (net of brokerage commissions)	(746,714)	(30,054)	(2,912,696)	(5,253,841)	(2,618,039)	(1,893,101)	(563)	(13,455,008)
Net change in unrealized loss from investments	(21,927)	(1,626)	(50,034)	(110,683)	(72,369)	(32,543)	(10)	(289,192)
Net loss for the six months ended June 30, 2020	(824,069)	(33,101)	(3,075,446)	(6,042,382)	(2,877,520)	(2,013,115)	(615)	(14,866,248)

Balances at June 30, 2020	$3,459,720	$159,403	$15,596,378	$25,087,111	$12,170,669	$9,863,384	$3,011	$66,339,676

Balances at December 31, 2020	$2,777,153	$155,990	$–	$16,445,631	$7,582,715	$5,530,827	$2,933	$32,495,249

Transfers	(1,057,136)	1,057,136	–	(1,680,816)	1,680,816	–	–	–

Capital withdrawals	(537,265)	(25,606)	–	(3,993,478)	(2,981,108)	(2,949,053)	–	(10,486,510)

From operations:
Net investment loss	(24,366)	(8,058)	–	(344,556)	(120,083)	(49,098)	(48)	(546,209)
Net realized gain from investments (net of brokerage commissions)	259,056	65,218	–	1,758,408	913,915	564,632	365	3,561,594
Net change in unrealized loss from investments	(95,614)	(7,627)	–	(556,070)	(224,870)	(180,047)	(111)	(1,064,339)
Net income for the six months ended June 30, 2021	139,076	49,533	–	857,782	568,962	335,487	206	1,951,046

Balances at June 30, 2021	$1,321,828	$1,237,053	$–	$11,629,119	$6,851,385	$2,917,261	$3,139	$23,959,785

See accompanying notes

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

________________

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2021 and December 31, 2020, and reported amounts of income and expenses for the three and six months ended June 30, 2021 and 2020, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

________________

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

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of June 30, 2021 and December 31, 2020, the Partnership did not hold U.S. government agency bonds and notes.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2021 or December 31, 2020, the Partnership did not hold corporate notes.

The fair value of certificates of deposit is determined based on a constant maturity curve for comparable instruments denominated in USD. This valuation method represents both a market and income approach to fair value measurement. Certificates of deposit are categorized in Level 2 of the fair value hierarchy.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

There were no changes to the Partnership’s valuation methodology during the six month period ended June 30, 2021 and the year ended December 31, 2020.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2021 and December 31, 2020:

				Balance as of
June 30, 2021	Level 1	Level 2	Level 3	June 30, 2021
Assets:
Futures contracts (1)	$752,993	$–	$–	$752,993
Forward currency contracts (1)	–	14,032	–	14,032

	$752,993	$14,032	$–	$767,025

Liabilities:
Futures contracts (1)	$(572,740)	$–	$–	$(572,740)
Forward currency contracts (1)	–	(47,969)	–	(47,969)

	$(572,740)	$(47,969)	$–	$(620,709)

				Balance as of
December 31, 2020	Level 1	Level 2	Level 3	December 31, 2020
Assets:
Futures contracts (1)	$1,288,294	$–	$–	$1,288,294
Forward currency contracts (1)	–	104,642	–	104,642

	$1,288,294	$104,642	$–	$1,392,936

Liabilities:
Futures contracts (1)	$(164,000)	$–	$–	$(164,000)
Forward currency contracts (1)	–	(45,259)	–	(45,259)

	$(164,000)	$(45,259)	$–	$(209,259)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended June 30, 2021 and the year ended December 31, 2020, there were no Level 3 securities.   .

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2021 and December 31, 2020, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,337,496 and $1,975,939, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2021 and December 31, 2020, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $316,519 and $826,081, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at Northern Trust Company and First Republic Bank (and used to pay Partnership operating expenses).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

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

As of June 30, 2021 and December 31, 2020, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2021 and December 31, 2020 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2021 and December 31, 2020 are reflected within the Condensed Schedules of Investments.

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

________________

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2021 and 2020.

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

Total Management Fees earned by the General Partner, for the three and six months ended June 30, 2021 and 2020 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2021, administrative fees for Class A Interests were $10,236 and $23,366, respectively and administrative fees for Class B Interests were $6,652 and $12,861 respectively. For the three and six months ended June 30, 2020, administrative fees for Class A Interests were $23,748 and $52,755, respectively and administrative fees for Class B Interests were $11,964 and $26,464 respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       Altegris Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C.

Effective May 25, 2021, Altegris Investments, L.L.C. changed its name to Altegris Distributors, L.L.C (“Altegris Distributors”). Altegris Distributors, an affiliate of the General Partner, is registered as a broker-dealer with the SEC and a Delaware limited liability company. Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker.

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

Altegris Distributors has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by Altegris Distributors that are outstanding at month end. The Partnership’s introducing broker receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and its introducing broker, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At June 30, 2021 and December 31, 2020, the Partnership had commissions and brokerage fees payable to its introducing broker of $23,811 and $34,410, respectively, and service fees payable to Altegris Distributors of $18 and $51, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Distributors and Altegris Clearing Solutions for the three and six months ended June 30, 2021 and 2020.

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020
Altegris Clearing Solutions - Brokerage Commission fees	$83,361	$186,151	$228,014	$495,674
Altegris Distributors- Service fees	56	109	28,904	65,871
Brokerage-related services expense Total	$83,417	$186,260	$256,918	$561,545

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2021 and 2020 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2021, advisory fee for Class A Interests were $31,020 and $70,807, respectively, advisory fee for Class B Interests were $20,155 and $38,972, respectively, advisory fee for Original Class B Interests were $3,048 and $3,398, respectively, and advisory fee for Institutional Interests were $8,422 and $22,222, respectively. For the three and six months ended June 30, 2020, advisory fee for Class A Interests were $71,964 and $159,866, respectively, advisory fee for Class B Interests were $36,255 and $80,194, respectively, advisory fee for Original Class B Interests were $426 and $947, respectively, advisory fee for Special Interests were $41,666 and $87,517, respectively and advisory fee for Institutional Interests were $27,075 and $56,872, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2021, service fees for General Partner’s Interest, were $15 and $30, respectively, service fees for Class A Interests were $58,438 and $127,920, respectively, service fees for Original Class A Interests were $6,141 and $13,009, respectively and service fees for Institutional Interests were $nil and $nil, respectively. For the three and six months ended June 30, 2020, service fees for General Partner’s Interest, were $15 and $32, respectively, service fees for Class A Interests were $137,658 and $305,197, respectively, service fees for Original Class A Interests were $19,947 and $43,847, respectively and service fees for Institutional Interests were $nil and $nil, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

________________

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

The following presents the fair value of derivatives contracts at June 30, 2021 and December 31, 2020. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2021

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value
Futures Contracts
Agriculture	$133,101	$(41,059)	$92,042
Currencies	154,149	(335,193)	(181,044)
Energies	298,528	(3,753)	294,775
Interest Rates	7,323	(109,835)	(102,512)
Metals	114,305	(63,489)	50,816
Stock Indices	45,587	(19,411)	26,176

Total Futures Contracts	$752,993	$(572,740)	$180,253

Forward Currency Contracts	$14,032	$(47,969)	$(33,937)

Total Gross Fair Value of Derivatives Contracts	$767,025	$(620,709)	$146,316

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2021 and 2020.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended June 30, 2021
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$330,549	$(5,261)
Currencies	346,798	(319,003)
Energies	383,912	305,180
Interest Rates	(140,316)	25,356
Metals	(55,042)	126,733
Stock Indices	255,055	(24,279)

Total Futures Contracts	$1,120,956	$108,726	$67,375,950	(1)

Forward Currency Contracts	$86,976	$(24,279)	$7,492,465	(2)

Total Gain (loss) from Derivatives Contracts	$1,207,932	$84,447

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Six Months Ended June 30, 2021
			Number of
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$1,189,890	$(241,026)
Currencies	595,910	(311,769)
Energies	856,538	237,601
Interest Rates	(498,854)	(179,995)
Metals	518,981	(296,241)
Stock Indices	968,449	(152,611)

Total Futures Contracts	$3,630,914	$(944,041)	$71,555,180	(1)

Forward Currency Contracts	$126,502	$(93,320)	$8,459,735	(2)

Total Gain (loss) from Derivatives Contracts	$3,757,416	$(1,037,361)

Three Months Ended June 30, 2020
			Number of
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$158,086	$(194,862)
Currencies	(959,646)	(69,636)
Energies	(9,236)	(899,756)
Interest Rates	102,133	159,493
Metals	(1,190,160)	(1,594,183)
Stock Indices	(1,130,114)	129,475

Total Futures Contracts	$(3,028,937)	$(2,469,469)	$372,345,111	(1)

Forward Currency Contracts	$(551,738)	$497,834	$29,519,011	(2)

Total Gain (loss) from Derivatives Contracts	$(3,580,675)	$(1,971,635)

Six Months Ended June 30, 2020
			Number of
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$(580,885)	$402,321
Currencies	(2,345,756)	388,167
Energies	(1,248,463)	(812,709)
Interest Rates	140,434	1,095,380
Metals	(1,552,962)	(945,340)
Stock Indices	(6,340,890)	(209,509)

Total Futures Contracts	$(11,928,522)	$(81,690)	$365,539,007	(1)

Forward Currency Contracts	$(875,357)	$(245,001)	$37,926,526	(2)

Total Gain (loss) from Derivatives Contracts	$(12,803,879)	$(326,691)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of June 30, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$14,032	$(14,032)	$–	$–	$–	$–
Total	$14,032	$(14,032)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$47,969	$(14,032)	$33,937	$(33,937)	$–	–
Total	$47,969	$(14,032)	$33,937	$–	$(33,937)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2020				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$104,642	$(45,259)	$59,383	$–	$–	$59,383
Total	$104,642	$(45,259)	$59,383	$–	$–	$59,383

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2020				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$(45,259)	$45,259	$–	$–	$–	$–
Total	$(45,259)	$45,259	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $622,800 as of June 30, 2021 and $461,977 for December 31, 2020 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests
Total return for Limited Partners (3)
Return prior to incentive fees	3.55%	3.76%	3.08%	3.55%	3.76%
Incentive fees	(0.00)%	(0.00)%	(0.03)%	(0.00)%	(0.00)%

Total return after incentive fees	3.55%	3.76%	3.05%	3.55%	3.76%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.22%	2.41%	5.09%	3.24%	2.41%
Incentive fees (3)	0.00%	0.00%	0.02%	0.00%	0.00%

Total expenses	3.22%	2.41%	5.11%	3.24%	2.41%

Net investment (loss) (1) (2)	(3.22)%	(2.41)%	(5.09)%	(3.24)%	(2.41)%

	Six months ended June 30, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests
Total return for Limited Partners (3)
Return prior to incentive fees	7.31%	7.53%	6.16%	7.09%	7.53%
Incentive fees	(0.00)%	(0.00)%	(0.04)%	(0.00)%	(0.00)%

Total return after incentive fees	7.31%	7.53%	6.12%	7.09%	7.53%

Ratio to average net asset value
Expenses prior to incentive fees (2)	2.46%	2.37%	4.80%	3.08%	2.21%
Incentive fees (3)	0.00%	0.00%	0.03%	0.00%	0.00%

Total expenses	2.46%	2.37%	4.83%	3.08%	2.21%

Net investment (loss) (1) (2)	(2.46)%	(2.37)%	(4.80)%	(3.08)%	(2.21)%

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

________________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to August 11, 2021 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2021 through August 11, 2021, the Partnership had redemptions of $474,859.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by the Clearing Broker and Societe Generale International Limited (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

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

Performance Summary

Three Months Ended June 30, 2021

During the second quarter of 2021, the Partnership achieved net realized and unrealized gains of $1,197,156 from its trading activities, and net of brokerage commissions of $98,990. The Partnership accrued total expenses of $264,202 including $75,082 in management fees paid to the General Partner, $2,682 in incentive fees, and $186,438 in service and professional fees. The Partnership earned $36 in interest income during the second quarter of 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2021 is set forth below.

Second Quarter 2021. Uptrends in equity and commodity markets continued into the second quarter of the year, with the reflation trade remaining the dominant market narrative. Global stock indices were led to new record highs by technology and real estate stocks; WTI crude oil rose past $70 a barrel for the first time since October 2018; and LME copper prices rallied above $10,000 per ton to an all-time high. At the same time, the US dollar resumed its 2020 downtrend, while fixed income returns were mixed, with yields generally falling at the long-end of the curve and rising on shorter-dated maturities. Most of the price action in fixed income occurred in June after US policymakers signaled an increase in interest rates in 2023, one year earlier than previously expected.

Most of the Partnership's profits came from energies, where long positions were driven by trend following and a range of systematic macro signals. Trend following in more novel energy markets made a notable contribution to returns over the three months. Markets were similarly buoyant in the other commodity sectors. Sugar, corn and soybean oil drove positive performance in agriculture, where trend-following systems profited. However, performance was mixed in metals as returns from trend-following systems were cancelled out by mean reversion and seasonal systems. Beyond commodities, stock indices were positive, currencies were broadly flat and fixed income weighed on returns. Trend following continued to make money in stock indices as equity markets built on their first quarter gains, although performance was reduced by losses from a long-term macro value system. The flat performance in currencies, meanwhile, was due to losses in a range of G10 markets cancelling out profits from a short position in the Japanese yen. Short exposure to long-dated government bonds and long positions in short-term interest rates accounted for most of the losses in fixed income.

Overall, the Partnership was well positioned for this buoyant market environment as trend-following drove the lion's share of positive performance. The fund heads into the third quarter of 2021 with a moderate “risk-on” construct.

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

Six Months Ended June 30, 2021

During the six months ended June 30, 2021, the Partnership achieved net realized and unrealized losses of $2,497,255 from its trading activities, and net of brokerage commissions of $217,990. The Partnership accrued total expenses of $546,258 including $163,844 in management fees paid to the General Partner, $4,416 in incentive fees, and $377,958 in service and professional fees. The Partnership earned $49 in interest income during the six months ended June 30, 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2021 is set forth below.

Second Quarter 2021. Uptrends in equity and commodity markets continued into the second quarter of the year, with the reflation trade remaining the dominant market narrative. Global stock indices were led to new record highs by technology and real estate stocks; WTI crude oil rose past $70 a barrel for the first time since October 2018; and LME copper prices rallied above $10,000 per ton to an all-time high. At the same time, the US dollar resumed its 2020 downtrend, while fixed income returns were mixed, with yields generally falling at the long-end of the curve and rising on shorter-dated maturities. Most of the price action in fixed income occurred in June after US policymakers signaled an increase in interest rates in 2023, one year earlier than previously expected.

Most of the Partnership's profits came from energies, where long positions were driven by trend following and a range of systematic macro signals. Trend following in more novel energy markets made a notable contribution to returns over the three months. Markets were similarly buoyant in the other commodity sectors. Sugar, corn and soybean oil drove positive performance in agriculture, where trend-following systems profited. However, performance was mixed in metals as returns from trend-following systems were cancelled out by mean reversion and seasonal systems. Beyond commodities, stock indices were positive, currencies were broadly flat and fixed income weighed on returns. Trend following continued to make money in stock indices as equity markets built on their first quarter gains, although performance was reduced by losses from a long-term macro value system. The flat performance in currencies, meanwhile, was due to losses in a range of G10 markets cancelling out profits from a short position in the Japanese yen. Short exposure to long-dated government bonds and long positions in short-term interest rates accounted for most of the losses in fixed income.

Overall, the Partnership was well positioned for this buoyant market environment as trend-following drove the lion's share of positive performance. The fund heads into the third quarter of 2021 with a moderate “risk-on” construct.

First Quarter 2021. Market movements in the first quarter were driven by hopes for a rebound in global economic growth and the prospect of rising inflation. An uptrend in commodity prices, rising government bond yields and a sector rotation within equities continued into the new year. WTI crude prices briefly rose past $65 a barrel for the first time since 2018, the US 10-year Treasury yield crossed 1.7%, and the MSCI World climbed to new record highs. At the same time, the US dollar, which trended downwards against most major currencies in 2020, reversed direction and strengthened over the three months, most notably against the Japanese yen and euro.  An uptrend in commodity prices, which started during the second quarter of 2020, continued through the first quarter of 2021, accounting for most of the fund’s profits. The gains were driven by long positions resulting from a range of signals, with several non-trend signals making notable contributions in agriculture and energies. Lean hogs, gasoline, copper and soybeans were all among the top contributors. Trend-following systems benefited from long positions in stock indices, with global equity markets climbing to new record highs, although these profits were reduced by losses from a long-term macro value signal. A short position in the Japanese yen led the profits in currencies, where carry systems accounted for most of the gains. Fixed income was the only notable detractor during the quarter. Yields rose across the board over the three months, alongside concerns about the effect of rising inflation. While the fund’s overall beta to fixed income has been negative since January, positioning in the sector only turned net short in government bonds in March and remains long in short-term interest rates. Overall, the fund was well positioned for this buoyant market environment as both trend-following and systematic macro signals contributed positively to performance. The fund heads into the second quarter of 2021 with a moderate “risk-on” construct.

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Partnership achieved net realized and unrealized losses of $13,744,200 from its trading activities, and net of brokerage commissions of $612,515. The Partnership accrued total expenses of $1,416,642 including $404,408 in management fees paid to the General Partner, $0 in incentive fees, and $526,137 in service and professional fees. The Partnership earned $294,594 in interest income during the six months ended June 30, 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2020 is set forth below.

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

First Quarter 2020.The first quarter of 2020 was a tumultuous time for the world as the Covid-19 crisis escalated, leading to increased volatility across financial and commodities markets. Stocks suffered their largest fall since 2008, with the MSCI World falling 34.0% below its peak and crude oil prices sliding by around two thirds, reaching lows not seen since 2003. The Partnership’s returns for the quarter were largely driven by long positions in equity index futures, with the remaining losses mostly split between currencies and energies. From a strategy perspective, technical signals (mostly trend following) were positive, while losses were concentrated in fundamental signals. Trend-following signals performed well over the quarter, despite the sharp reversal in equity markets. Faster versions of the signal caught onto the developing bear market and went short quickly enough to profit from some of the downward movement in March. Even the slower trend-following signals that remained long stocks still made profits in commodities, currencies and fixed income that outweighed losses from equity indices. Fundamental signals, on the other hand, performed poorly, because they were positioned long equities, short fixed-income, long oil and long emerging market currencies. In summary, these signals were positioned against the “risk-off” sentiment that swept over markets as the potential economic impact of the virus became apparent.

Off-Balance Sheet Arrangements

The Partnership does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2021.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2021:

Month	Amount Redeemed
April 30, 2021	$4,006,873
May 31, 2021	$1,678,545
June 30, 2021	$570,232

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

Dated: August 16, 2021

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

