Form 10-K/A
period 2020-12-31
Altegris Winton Futures Fund, L.P.
filed 2021-09-10
CIK 1198415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No, 1)

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this filing is to amend the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 29, 2021 to include the Ernst & Young LLP report of independent registered public accounting firm as of December 31, 2019 and for the two years then ended, and to amend the Deloitte & Touche LLP report of independent registered public accounting firm as of December 31, 2020 and for the year then ended to remove reference to the other auditors as of December 31, 2019 and for the two years then ended. No other changes have been made to the Form 10-K, as previously filed on March 29, 2021, and information reported as of a particular date has not been updated.

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

1

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements and balance sheets required by this Item are included herewith, beginning after the signature page hereof, and are incorporated into this Item 15.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

**4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.*** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC**** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

† 31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

† 31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer

† 32.01	Section 1350 Certification of Principal Executive Officer

† 32.02	Section 1350 Certification of Principal Financial Officer

*****101.INS	XBRL Instance Document

*****101.SCH	XBRL Schema Document

*****101.CAL	XBRL Calculation Linkbase Document

*****101.DEF	XBRL Definition Linkbase Document

*****101.LAB	XBRL Label Linkbase Document

*****101.PRE	XBRL Presentation Linkbase Document

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

*** Rockwell Futures Management, Inc. became Altegris Portfolio Management, Inc., which merged with and into Altegris Advisors, L.L.C.

**** Fimat USA, LLC became Newedge USA, LLC, which merged with and into SG Americas Securities, LLC.

† These exhibits are incorporated by reference to the exhibits of the same numbers and descriptions filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 29, 2021.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2021	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Title with
Signature	General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	September 10, 2021

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

3

ALTEGRIS Winton Futures Fund, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

____________

TABLE OF CONTENTS

_____________

PAGES

Affirmation of the Commodity Pool Operator	F-1

Report of Independent Registered Public Accounting Firm	F-2 - F-2A

Financial Statements

Statements of Financial Condition	F-3

Condensed Schedules of Investments	F-4 - F-6

Statements of Income (Loss)	F-7

Statements of Changes in Partners’ Capital (Net Asset Value)	F-8 - F-9

Notes to Financial Statements	F-10 - F-31

4

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

F-2A

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

