Form 10-Q
period 2021-09-30
Altegris Winton Futures Fund, L.P.
filed 2021-11-15
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENT OF FINANCIAL CONDITION

SEPTEMBER 30, 2021 (Unaudited) and DECEMBER 31, 2020 (Audited)

ASSETS	2021	2020
Equity in commodity broker account:
Cash deposit with broker	$8,428,073	$3,372,393
Segregated cash	1,254,274	1,975,939
Segregated foreign currency (cost - $321,377 and $803,988)	316,126	826,081
Net unrealized gain on open forward contracts	–	59,383
Net unrealized gain on open futures contracts	345,172	1,124,294
Total assets in commodity broker account	10,343,645	7,358,090

Cash	12,755,324	31,267,694

Total assets	$23,098,969	$38,625,784

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$13,311	$–
Total liabilities in commodity broker account	13,311	–

Redemptions payable	322,868	5,917,175
Commissions payable	26,312	46,140
Management fee payable	21,824	33,960
Service fees payable	21,942	33,518
Advisory fee payable	18,071	28,090
Incentive fee payable	653	–
Administrative fee payable	4,941	7,262
Other liabilities	77,119	64,390

Total liabilities	507,041	6,130,535

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,143	2,933
Limited Partners	22,588,785	32,492,316

Total partners’ capital (Net Asset Value)	22,591,928	32,495,249

Total liabilities and partners’ capital	$23,098,969	$38,625,784

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2021 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Nov 21 - May 22	99	$165,963	0.73%
Currencies	Dec-21	68	(86,905)	(0.38)%
Energies	Oct 21 - Jun 23	43	282,285	1.25%
Interest Rates	Dec 21 - Sep 24	305	(144,861)	(0.64)%
Metals	Oct 21 - Jan 22	34	25,151	0.11%
Stock Indices	Oct 21 - Dec 21	35	(96,571)	(0.43)%

Total long futures contracts		584	145,062	0.64%

SHORT FUTURES CONTRACTS:
Agriculture	Oct 21 - Jan 22	9	15,445	0.07%
Currencies	Dec-21	109	154,595	0.69%
Interest Rates	June 22 - Sep 24	61	12,043	0.05%
Metals	Oct 21 - Dec 21	18	19,259	0.09%
Stock Indices	Oct 21 - Dec 21	31	(1,232)	(0.01)%

Total short futures contracts		228	200,110	0.89%

Total futures contracts			$345,172	1.53%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Oct 21 - Dec 21		$34,857	0.15%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Oct 21 - Dec 21		(48,168)	(0.21)%

Total forward currency contracts			$(13,311)	(0.06)%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$154,735	$(3,252,853)	$3,912,151	$(16,056,732)
Net change in unrealized	185,545	282,851	(851,816)	(43,840)
Brokerage commissions	(87,930)	(232,823)	(305,920)	(845,338)

Net gain (loss) from trading derivatives contracts	252,350	(3,202,825)	2,754,415	(16,945,910)

Gain on trading of securities
Net change in unrealized	–	–	–	(1,464)

Net gain (loss) from trading securities	–	–	–	(1,464)

Gain (loss) on trading of foreign currency
Net realized	(6,624)	8,599	15,544	(30,015)
Net change in unrealized	(366)	53,056	(27,344)	92,019

Net gain (loss) from trading foreign currency	(6,990)	61,655	(11,800)	62,004

Total trading gains (losses)	245,360	(3,141,170)	2,742,615	(16,885,370)

NET INVESTMENT LOSS
Income
Interest income	34	3,848	83	298,442

Net investment income	34	3,848	83	298,442

Expenses
Management fee	66,674	149,945	230,558	554,353
Service fee	58,930	120,970	199,889	470,046
Advisory fee	55,365	146,918	190,764	532,314
Professional fees	29,837	82,979	68,766	260,040
Administrative fee	14,987	28,418	51,214	107,637
Incentive fee	653	–	5,069	–
Interest expense	7,008	10,431	20,526	20,121
Other expenses	9,988	9,245	22,914	21,037

Total expenses	243,442	548,906	789,700	1,965,548

Net investment loss	(243,408)	(545,058)	(789,617)	(1,667,106)

NET INCOME (LOSS)	$1,952	$(3,686,228)	$1,952,998	$(18,552,476)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Limited Partners
	Original	Original	Special			Institutional	General
	Class A	Class B	Interests	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2019	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626	$91,763,009

Capital additions	–	–	–	310,400	–	21,787	–	332,187

Capital withdrawals	(1,235,817)	(29,991)	–	(11,244,891)	(4,264,346)	(1,468,853)	–	(18,243,898)

From operations:
Net investment loss	(82,152)	(2,350)	(194,102)	(968,502)	(279,193)	(140,741)	(66)	(1,667,106)
Net realized loss from investments (net of brokerage commissions)	(932,098)	(38,607)	(3,749,609)	(6,562,108)	(3,259,690)	(2,389,248)	(725)	(16,932,085)
Net change in unrealized loss from investments	(3,921)	(816)	29,186	18,095	(10,131)	14,296	6	46,715
Net income for the nine months ended September 30, 2020	(1,018,171)	(41,773)	(3,914,525)	(7,512,515)	(3,549,014)	(2,515,693)	(785)	(18,552,476)

Balances at September 30, 2020	$3,083,702	$150,731	$14,757,299	$18,745,534	$10,399,469	$8,159,246	$2,841	$55,298,822

Balance, December 31, 2020	$2,777,153	$155,990	$–	$16,445,631	$7,582,715	$5,530,827	$2,933	$32,495,249

Transfers	(1,057,136)	1,057,136	–	(1,680,816)	1,680,816	–	–	–

Capital withdrawals	(610,189)	(276,235)	–	(4,509,107)	(3,211,735)	(3,249,053)	–	(11,856,319)

From operations:
Net investment loss	(35,263)	(15,423)	–	(495,086)	(176,665)	(67,103)	(77)	(789,617)
Net realized gain from investments (net of brokerage commissions)	262,317	67,618	–	1,788,215	931,459	571,792	374	3,621,775
Net change in unrealized loss from investments	(85,256)	2,291	–	(466,004)	(172,511)	(157,593)	(87)	(879,160)
Net income for the nine months ended September 30, 2021	141,798	54,486	–	827,125	582,283	347,096	210	1,952,998

Balance, September 30, 2021	$1,251,626	$991,377	$–	$11,082,833	$6,634,079	$2,628,870	$3,143	$22,591,928

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2021 and December 31, 2020, and reported amounts of income and expenses for the three and nine months ended September 30, 2021 and 2020, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the Partnership did not hold U.S. government agency bonds and notes.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2021 or December 31, 2020, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2021 and the year ended December 31, 2020.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2021 and December 31, 2020:

				Balance as of
September 30, 2021	Level 1	Level 2	Level 3	September 30, 2021
Assets:
Futures contracts (1)	$770,698	$–	$–	$770,698
Forward currency contracts (1)	–	34,857	–	34,857

	$770,698	$34,857	$–	$805,555

Liabilities:
Futures contracts (1)	$(425,526)	$–	$–	$(425,526)
Forward currency contracts (1)	–	(48,168)	–	(48,168)

	$(425,526)	$(48,168)	$–	$(473,694)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

				Balance as of
December 31, 2020	Level 1	Level 2	Level 3	December 31, 2020
Assets:
Futures contracts (1)	$1,288,294	$–	$–	$1,288,294
Forward currency contracts (1)	–	104,642	–	104,642

	$1,288,294	$104,642	$–	$1,392,936

Liabilities:
Futures contracts (1)	$(164,000)	$–	$–	$(164,000)
Forward currency contracts (1)	–	(45,259)	–	(45,259)

	$(164,000)	$(45,259)	$–	$(209,259)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category. For the period ended September 30, 2021 and the year ended December 31, 2020, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2021 and December 31, 2020, the Partnership’s restricted cash balance on the Statements of Financial Condition of $1,254,274 and $1,975,939, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2021 and December 31, 2020, the Partnership’s restricted foreign currency balance on the Statements of Financial Condition of $316,126 and $826,081, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses).

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

As of September 30, 2021 and December 31, 2020, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2021 and December 31, 2020 are reflected within the Condensed Schedules of Investments.

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2021 and December 31, 2020 are reflected within the Condensed Schedules of Investments.

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

I.        Cash

The Partnership maintains a custody account with J.P.Morgan Chase Bank, N.A. and First Republic Bank. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2021 and 2020.

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

Total Management Fees earned by the General Partner, for the three and nine months ended September 30, 2021 and 2020 are shown on the Statements of Income (Loss) as a Management Fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2021, administrative fees for Class A Interests were $9,465 and $32,831, respectively and administrative fees for Class B Interests were $5,522 and $18,383 respectively. For the three and nine months ended September 30, 2020, administrative fees for Class A Interests were $18,972 and $71,727, respectively and administrative fees for Class B Interests were $9,446 and $35,910 respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

Effective as of September 27, 2021, the General Partner and Altegris Clearing Solutions became wholly-owned by Altegris Services, LLC (Altegris Services) (replacing Altegris Holdings as the General Partner’s and Clearing Solutions’ immediate parent company). Altegris Services in turn became wholly-owned by Better Outcome, LLC (Better Outcome), a newly formed entity owned and controlled by Continuum and by AV5 (the same ownership as Altegris Holdings). This internal restructuring resulted in no change in actual indirect and ultimate ownership and control of the General Partner and Clearing Solutions. Prior to the restructuring, Altegris Services was an administrative services affiliate of the General Partner, and will continue in the role in addition to being the General Partner’s immediate parent holding company.

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

At September 30, 2021 and December 31, 2020, the Partnership had commissions and brokerage fees payable to its introducing broker of $21,440 and $34,410, respectively, and service fees payable to Altegris Distributors of $18 and $51, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       Altegris Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

The following tables show the fees paid to Altegris Distributors and Altegris Clearing Solutions for the three and nine months ended September 30, 2021 and 2020:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2021	September 30, 2021	September 30, 2020	September 30, 2020

Altegris Clearing Solutions - Brokerage Commission fees	$70,778	$256,929	$196,386	$692,060
Altegris Distributors- Service fees	55	164	23,727	89,598
Total	$70,833	$257,093	$220,113	$781,658

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2021 and 2020 are shown on the Statements of Income (Loss).

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2021, advisory fee for Class A Interests were $28,683 and $99,490, respectively, advisory fee for Class B Interests were $16,734 and $55,706, respectively, advisory fee for Original Class B Interests were $2,890 and $6,288, respectively, and advisory fee for Institutional Interests were $7,058 and $29,280, respectively. For the three and nine months ended September 30, 2020, advisory fee for Class A Interests were $57,487 and $217,353, respectively, advisory fee for Class B Interests were $28,626 and $108,820, respectively, advisory fee for Original Class B Interests were $390 and $1,337, respectively, advisory fee for Special Interests were $38,091 and $125,608, respectively and advisory fee for Institutional Interests were $22,324 and $79,196, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2021, service fees for General Partner’s Interest, were $13 and $43, respectively, service fees for Class A Interests were $53,038 and $180,958, respectively, service fees for Original Class A Interests were $5,879 and $18,888, respectively and service fees for Institutional Interests were $nil and $nil, respectively. For the three and nine months ended September 30, 2020, service fees for General Partner’s Interest, were $14 and $46, respectively, service fees for Class A Interests were $105,727 and $410,924, respectively, service fees for Original Class A Interests were $15,229 and $59,076, respectively and service fees for Institutional Interests were $nil and $nil, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivatives contracts at September 30, 2021 and December 31, 2020. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2021

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$188,889	$(7,481)	$181,408
Currencies	160,446	(92,756)	67,690
Energies	282,877	(592)	282,285
Interest Rates	13,626	(146,444)	(132,818)
Metals	117,415	(73,005)	44,410
Stock Indices	7,445	(105,248)	(97,803)

Total Futures Contracts	$770,698	$(425,526)	$345,172

Forward Currency Contracts	$34,857	$(48,168)	$(13,311)

Total Gross Fair Value of Derivatives Contracts	$805,555	$(473,694)	$331,861

December 31, 2020

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$375,948	$(42,880)	$333,068
Currencies	147,745	(17,020)	130,725
Energy	66,662	(9,488)	57,174
Interest Rates	90,063	(12,580)	77,483
Metals	426,382	(79,325)	347,057
Stock Indices	181,494	(2,707)	178,787

Total Futures Contracts	$1,288,294	$(164,000)	$1,124,294

Forward Currency Contracts	$104,642	$(45,259)	$59,383

Total Gross Fair Value of Derivatives Contracts	$1,392,936	$(209,259)	$1,183,677

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2021 and 2020.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended September 30, 2021
			Average Notional
Type of		Change in	Value of
Derivatives Contracts	Realized	Unrealized	Contracts
Futures Contracts
Agriculture	$70,490	$89,366
Currencies	(438,174)	248,734
Energies	563,275	(12,490)
Interest Rates	(177,562)	(30,306)
Metals	(17,743)	(6,406)
Stock Indices	214,454	(123,979)

Total Futures Contracts	$214,740	$164,919	$65,132,483	(1)

Forward Currency Contracts	$(60,005)	$20,626	$5,866,899	(2)

Total Gain (loss) from Derivatives Contracts	$154,735	$185,545

Nine Months Ended September 30, 2021
			Average Notional
Type of		Change in	Value of
Derivatives Contracts	Realized	Unrealized	Contracts
Futures Contracts
Agriculture	$1,260,380	$(151,660)
Currencies	157,736	(63,035)
Energies	1,419,813	225,111
Interest Rates	(676,416)	(210,301)
Metals	501,238	(302,647)
Stock Indices	1,182,903	(276,590)

Total Futures Contracts	$3,845,654	$(779,122)	$69,080,324	(1)

Forward Currency Contracts	$66,497	$(72,694)	$7,929,414	(2)

Total Gain (loss) from Derivatives Contracts	$3,912,151	$(851,816)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2020
			Average Notional
Type of		Change in	Value of
Derivatives Contracts	Realized	Unrealized	Contracts
Futures Contracts
Agriculture	$(772,611)	$150,333
Currencies	(343,170)	(339,074)
Energies	(769,413)	219,900
Interest Rates	447,693	(146,579)
Metals	(1,407,773)	214,531
Stock Indices	(267,907)	71,153

Total Futures Contracts	$(3,113,181)	$170,264	$510,766,918	(1)

Forward Currency Contracts	$(139,672)	$112,587	$22,210,218	(2)

Total Gain (loss) from Derivatives Contracts	$(3,252,853)	$282,851

Nine Months Ended September 30, 2020
			Average Notional
Type of		Change in	Value of
Derivatives Contracts	Realized	Unrealized	Contracts
Futures Contracts
Agriculture	$(1,353,496)	$552,654
Currencies	(2,688,926)	49,093
Energies	(2,017,876)	(592,809)
Interest Rates	588,127	948,801
Metals	(2,960,735)	(730,809)
Stock Indices	(6,608,797)	(138,356)

Total Futures Contracts	$(15,041,703)	$88,574	$413,948,311	(1)

Forward Currency Contracts	$(1,015,029)	$(132,414)	$32,687,757	(2)

Total Gain (loss) from Derivatives Contracts	$(16,056,732)	$(43,840)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective period.
2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective period.

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of September 30, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$34,857	$(34,857)	$–	$–	$–	$–

Total	$34,857	$(34,857)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Liabilities and Derivative Liabilities
As of September 30, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$48,168	$(34,857)	$13,311	$–	$(13,311)	$–

Total	$48,168	$(34,857)	$13,311	$–	$(13,311)	$–

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$104,642	$(45,259)	$59,383	$–	$–	$59,383

Total	$104,642	$(45,259)	$59,383	$–	$–	$59,383

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$(45,259)	$45,259	$–	$–	$–	$–

Total	$(45,259)	$45,259	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $607,751 as of September 30, 2021 and $461,977 for December 31, 2020 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	0.20%	0.40%	(0.26)%	0.20%	0.40%
Incentive fees	(0.00)%	(0.00)%	(0.01)%	(0.00)%	(0.00)%

Total return after incentive fees	0.20%	0.40%	(0.27)%	0.20%	0.40%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.36%	2.55%	5.23%	3.38%	2.55%
Incentive fees (3)	0.00%	0.00%	0.01%	0.00%	0.00%

Total expenses	3.36%	2.55%	5.24%	3.38%	2.55%

Net investment (loss) (1) (2)	(3.36)%	(2.55)%	(5.25)%	(3.38)%	(2.55)%

	Nine months ended September 30, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	7.53%	7.96%	5.88%	7.30%	7.96%
Incentive fees	(0.00)%	(0.00)%	(0.04)%	(0.00)%	(0.00)%

Total return after incentive fees	7.53%	7.96%	5.84%	7.30%	7.96%

Ratio to average net asset value
Expenses prior to incentive fees (2)	2.68%	2.45%	4.93%	3.17%	2.29%
Incentive fees (3)	0.00%	0.00%	0.04%	0.00%	0.00%

Total expenses	2.68%	2.45%	4.97%	3.17%	2.29%

Net investment (loss) (1) (2)	(2.68)%	(2.45)%	(4.98)%	(3.17)%	(2.29)%

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended September 30, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(5.64)%	(5.44)%	(5.38)%	(6.09)%	(5.64)%	(5.44)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(5.64)%	(5.44)%	(5.38)%	(6.09)%	(5.64)%	(5.44)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.44%	2.43%	2.18%	5.37%	3.31%	2.46%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.44%	2.43%	2.18%	5.37%	3.31%	2.46%

Net investment (loss) (1) (2)	(3.28)%	(2.41)%	(2.15)%	(5.22)%	(3.28)%	(2.44)%

	Nine months ended September 30, 2020
	Original	Original	Special			Institutional
	Class A	Class B	Interests	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(21.64)%	(21.12)%	(20.97)%	(22.77)%	(21.62)%	(21.12)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(21.64)%	(21.12)%	(20.97)%	(22.77)%	(21.62)%	(21.12)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.32%	2.32%	2.07%	5.22%	3.20%	2.34%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.32%	2.32%	2.07%	5.22%	3.20%	2.34%

Net investment (loss) (1) (2)	(2.70)%	(1.79)%	(1.56)%	(4.60)%	(2.64)%	(1.82)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to September 30, 2021 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2021 through November 15, 2021, the Partnership had redemptions of $335,030.

At or about November 1, 2021, the Partnership commenced utilizing US Bank, N.A. to serve as its Custodian, replacing JP Morgan Chase Bank, N.A.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2021, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2021

During the third quarter of 2021, the Partnership achieved net realized and unrealized gains of $245,360 from its trading activities, and net of brokerage commissions of $87,930. The Partnership accrued total expenses of $243,442 including $66,674 in management fees paid to the General Partner, $653 in incentive fees, and $176,115 in service and professional fees. The Partnership earned $34 in interest income during the third quarter of 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2021 is set forth below.

Third Quarter 2021. Outperforming US and Japanese stocks lifted global equity indices to record highs during the quarter. These gains were, however, erased in September, amid concerns about tightening monetary policy and the default of Evergrande, a heavily indebted Chinese property developer. Fixed income markets mostly fell, and the US Dollar Index rose to a one-year high on the prospect of tighter policy in the US. Natural gas, electricity and coal prices soared during the quarter, amid supply disruptions, lackluster renewable power generation and increased demand. Aluminum, meanwhile, climbed to a decade high after a coup in Guinea and iron prices fell sharply alongside curbs on Chinese steel production.

Most of the Partnership's profits came from energies for the second quarter in a row, with long positions benefitting from a buoyant market environment. Performance was more subdued elsewhere in commodities. While trend-following and mean-reversion systems made money in agriculture, the Partnership’s other systems were slightly negative overall. The financial sectors were negative overall, due to losses in currencies and fixed income, combined with slightly positive performance in stock indices and credit. Trend-following systems accounted for most of the negative performance in currencies, with long exposure to the Canadian dollar and British pound representing the biggest detractors.

Overall, the Partnership was well positioned for this buoyant market environment as trend-following drove the lion's share of positive performance. The Partnership heads into the fourth quarter of 2021 with a muted “risk-on” construct.

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

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Partnership achieved net realized and unrealized gains of $2,742,615 from its trading activities, and net of brokerage commissions of $305,920. The Partnership accrued total expenses of $789,700 including $230,558 in management fees paid to the General Partner, $5,069 in incentive fees, and $554,073 in service and professional fees. The Partnership earned $83 in interest income during the nine months ended September 30, 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2021 is set forth below.

Third Quarter 2021. Outperforming US and Japanese stocks lifted global equity indices to record highs during the quarter. These gains were, however, erased in September, amid concerns about tightening monetary policy and the default of Evergrande, a heavily indebted Chinese property developer. Fixed income markets mostly fell, and the US Dollar Index rose to a one-year high on the prospect of tighter policy in the US. Natural gas, electricity and coal prices soared during the quarter, amid supply disruptions, lackluster renewable power generation and increased demand. Aluminum, meanwhile, climbed to a decade high after a coup in Guinea and iron prices fell sharply alongside curbs on Chinese steel production.

Most of the Partnership's profits came from energies for the second quarter in a row, with long positions benefitting from a buoyant market environment. Performance was more subdued elsewhere in commodities. While trend-following and mean-reversion systems made money in agriculture, the Partnership’s other systems were slightly negative overall. The financial sectors were negative overall, due to losses in currencies and fixed income, combined with slightly positive performance in stock indices and credit. Trend-following systems accounted for most of the negative performance in currencies, with long exposure to the Canadian dollar and British pound representing the biggest detractors.

Overall, the Partnership was well positioned for this buoyant market environment as trend-following drove the lion's share of positive performance. The Partnership heads into the fourth quarter of 2021 with a muted “risk-on” construct.

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

Overall, the Partnership was well positioned for this buoyant market environment as trend-following drove the lion's share of positive performance. The Partnership heads into the third quarter of 2021 with a moderate “risk-on” construct.

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

Second Quarter 2020. Global equities recovered most of their year-to-date losses in the second quarter of 2020, as surging technology stocks drove the MSCI World up 19.4%, the index’s largest quarterly gain since 2009. Several other sectors experienced a “risk on” rally: prices in energies, base metals and commodity currencies all rose. WTI crude climbed back to near US$40 a barrel; copper prices increased by a quarter; and the Australian dollar, Norwegian krone and Russian ruble posted high single to double-digit gains against the US dollar. Elsewhere, returns in fixed income and agricultural commodities were mixed. While performance was varied across the Partnership’s portfolio, its overall defensive positioning during the quarter resulted in a negative return. Technical signals accounted for most of the negative performance, largely due to losses in major-market futures trend following, while fundamental signals also added to negative returns. The Partnership made money from long fixed income exposure, particularly in emerging markets. However, these profits were not enough to offset losses from short positions in metals, stock market indices and energies. The negative performance in currencies was largely due to short positions in G10 currencies versus the US dollar. By contrast, appreciating emerging market currencies were slightly profitable for the Partnership overall. The Partnership maintained its defensive posture throughout the quarter, leaving it positioned to profit from any further market declines.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2021.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the third calendar quarter of 2021:

Month	Amount Redeemed
July 31, 2021	$411,001
August 31, 2021	$572,608
September 30, 2021	$322,868

Item 3: Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4: Mine Saf3ety Disclosure.

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

Dated: November 15, 2021

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

