Form 10-K
period 2021-12-31
Altegris Winton Futures Fund, L.P.
filed 2022-03-31
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No☒

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

Effective September 27, 2021, as part of an internal reorganization, the General Partner became wholly-owned by its affiliate Altegris Services, L.L.C. (“Services”) which in turn became wholly-owned by Better Outcome, LLC (“Better Outcome”), a newly formed affiliated entity owned and controlled by Continuum Capital Managers LLC (“Continuum”) and AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Matthew Osborne, the General Partner’s Chief Executive Officer and Chief Investment Officer. This internal reorganization resulted in no change in actual direct or indirect control and ultimate ownership of the General Partner, and had no impact on the Partnership’s financial position or results of operations.

AlphaMax Distributors, L.L.C. (“AlphaMax”), an affiliate of the General Partner (previously known as Altegris Investments, L.L.C and as Altegris Distributors LLC), serves as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures L.L.C. (“Altegris Futures”) replaced AlphaMax as the Partnership’s introducing broker. On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, L.L.C. Altegris Clearing Solutions, L.L.C. is registered with the CFTC as an Introducing Broker (“Clearing Solutions” or the “Introducing Broker”).

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

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended

As of January 31, 2022, the aggregate net asset value of the Interests in the Partnership before redemptions was $19,977,457. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

It is expected that between 5% and 50% of the Partnership’s assets generally will be held as initial margin or option premiums (in cash or United States (“U.S.”) Treasury Department (“Treasury”) securities) in the Partnership’s brokerage accounts at its clearing broker, SG Americas Securities, LLC (“SGAS”), a futures commission merchant (“FCM”), and available for trading by the Advisor in Commodity Interests on behalf of the Partnership, or at Societe General SA (an affiliate of SGAS) which may from time to time execute spot or other over-the-counter foreign exchange transactions as a counterparty to the Partnership. Interest on Partnership assets held at SGAS or an affiliate in cash or Treasury securities will be credited to the Partnership as described under “Charges.” Depending on market factors, the amount of margin or option premiums held at SGAS could change significantly, and all of the Partnership’s assets are available for use as margin. The Partnership may also retain other brokers and/or dealers from time to time to clear or execute a portion of Partnership trades made by the Advisor.

With respect to Partnership assets not held at SGAS as described above, such proceeds were deposited with JPMorgan Chase Bank, N.A. from January through early December 2021. Effective December 13, 2021, such proceeds were deposited with U.S. Bank N.A. which at that time began serving as the Partnership’s custodian (the “Custodian”). Such proceeds are held in cash or U.S. Treasury securities or held in other bank cash accounts (and used to pay Partnership operating expenses). The Partnership’s custody agreement allows the Custodian to use sub-advisers to attempt to increase yield enhancement, and if so utilized, the Custodian and/or sub-adviser(s) will receive fees for cash management services. The General Partner may direct that a portion of Partnership assets be deposited with other custodians and retain other sub-advisers for the purpose of attempting to increase yield enhancement via other cash management arrangements.

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

SGAS paid, during 2021, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

Trading in Options May Result in Significant Losses for the Partnership

Part of the Partnership’s trading may be in options and options on futures contracts. Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different. For example, if the Partnership buys an option (either to sell or purchase a contract), it will pay a “premium” representing the market value of the option. Unless it becomes profitable to exercise or offset the option before it expires, the Partnership will lose the entire amount of the premium. On the other hand, if the Partnership sells an option (either to sell or purchase a futures contract), its broker credits the premium, but the Partnership must deposit margin in case the option is exercised. Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received). Commodity options trading on exchanges is regulated by both the CFTC and those exchanges. The Partnership did not engage in the trading of options and options on futures contracts during the fiscal years ended December 31, 2021 and December 31, 2020.

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

As of January 31, 2022 the Partnership had 419 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2021:

Month Ended	Amount Redeemed
October 31, 2021	$335,030
November 30, 2021	993,459
December 31, 2021	34,747
Total	$1,363,236

ITEM 6: SELECTED FINANCIAL DATA

Revenue:	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Total net realized and unrealized gains (losses)	$2,402,092	$(14,550,091)	$2,673,076	$(2,193,035)	$14,912,353	$5,074,486
Interest Income	126	298,451	2,252,803	2,660,453	1,524,072	736,778
Expenses:
Management fee	292,645	673,925	1,112,335	1,598,989	2,248,002	3,279,777
Advisory fee	241,892	645,964	1,025,526	1,449,919	2,023,487	2,882,993
Administrative fee	65,387	130,564	228,982	330,996	458,380	677,177
Service fees	255,023	552,827	1,069,725	1,558,070	2,229,530	3,256,998
Incentive fee	5,069	–	122,089	111,204	705,276	180,109
Professional fees	84,105	217,310	569,540	805,372	891,332	1,153,032
Brokerage commissions	387,246	1,027,303	1,624,810	2,290,596	3,197,579	4,590,391
Offering expense (1)
Interest expense	27,789	26,860	10,719	16,999	105,647	63,638
Other expenses	7,547	33,661	133,137	139,036	271,296	312,490
Net income (loss)	1,035,465	(17,560,054)	(970,984)	(7,833,763)	4,305,896	(10,585,341
Total assets	$20,510,384	$38,625,784	95,213,072	$130,732,759	$184,489,639	$268,564,665
Total Net Asset Value	$19,579,503	$32,495,249	91,763,009	$126,006,040	$173,217,273	$256,683,259

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2021 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2021

During 2021, the Partnership reported a net realized and unrealized gain of $2,014,846 from all trading; gains of $2,022,444 from trading of derivatives including brokerage commissions of $387,255. The Partnership accrued total expenses of $979,507, including $5,069 in incentive fees, $292,695 in management fees paid to the General Partner, and $681,743 in service and professional fees. The Partnership earned $126 in interest income during 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2021 is set forth below.

Fourth Quarter 2021. 2021 delivered positive results for the year as uptrends in equities and cyclical commodities that emerged in the second quarter of 2020 continued through much of 2021. Oil and technology stocks led the MSCI World Index to a 21.8% gain, while energies, crops and base metals climbed to multi-year highs as global economic activity recovered. The biggest market movements in Winton's trading universe were in the European energy complex, where electricity and natural gas markets surged between 370% and 660%, alongside supply disruptions, lackluster renewable power generation and increased demand. The market environment was less favorable for fixed income, China-related equities and precious metals. Government bond yields rose as central banks started to hike interest rates and wind down quantitative easing programs; Chinese stock indices fell alongside government interventions and the default of property developer Evergrande; and gold traded sideways, ending the year lower despite signs of increasing inflation.

Commodities accounted for most of the Partnership’s profits over the year, with trend following and a range of non-trend systems positioned on the right side of rallying markets. Energies was the dominant performance driver, with contributions to returns that were split between the coal, natural gas, electricity and oil/oil products subsectors. The financials sectors weighed on returns in 2021, as profits from trend following in stock indices were insufficient to offset losses in fixed income, where positioning was mostly whipsawed over the course of the year.

Overall, the Partnership was well positioned for this buoyant market environment as trend-following drove the lion's share of positive performance. The Partnership heads into the first quarter of 2022 with a muted “risk-on” construct.

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

2020

During 2020, the Partnership reported a net realized and unrealized loss of $(15,577,394) from all trading; losses of $(15,667,755) from trading of derivatives including brokerage commissions of $1,027,303. The Partnership accrued total expenses of $2,281,111, including $0 in incentive fees, $673,925 in management fees paid to the General Partner, and $770,137 in service and professional fees. The Partnership earned $298,451 in interest income during 2020. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2020 is set forth below.

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

17

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2021.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2021. During 2021, the Partnership’s average capitalization was $23,853,415.

	Fiscal Year 2021
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$27,852	0.12%	$46,301	$14,812
Commodities	$197,190	0.83%	$425,605	$94,420
Currencies	$94,273	0.40%	$143,457	$50,697
Equities	$92,921	0.39%	$196,724	$48,280

Total	$412,236	*1.73%

*Percentage total does not foot due to rounding.

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

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2021.

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2019. During 2019, the Partnership’s average capitalization was $102,152,757.

	Fiscal Year 2019
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$602,506	0.59	$970,141	$259,426
Commodities	$1,060,822	1.04	$1,495,681	$546,759
Currencies	$735,049	0.72	$1,345,032	$262,229
Equities	$564,436	0.55	$722,276	$430,585

Total	$2,962,813	*2.90%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2021, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2021.

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

Each day, Winton’s trading systems sets volatility parameters (known as the “instantaneous forecast standard deviation”) for each position held in the portfolio. The purpose of these parameters is to estimate the likely size of a market shift (whether up or down), in much the same way as the futures exchanges estimate the likely market shift when deciding how to set the initial margin for a future or the daily price limits for a market. The primary determinant of the daily volatility parameters is the amount of leverage or level of gearing used by the Program. The derivatives positions’ leverage or gearing may be measured in terms of the Program’s margin-to-equity ratio in respect of its derivatives positions. This ratio is calculated by dividing the amount of margin posted with the futures commission merchant by the value of the portfolio. The Program’s long-term annualized volatility target is currently approximately 10%. However, it should be noted that the Program’s instantaneous forecast standard deviation (defined as the instantaneous risk Winton expects within the 24 hours following that particular instant) may vary outside these limits. In order to target a given level of long-term risk the instantaneous risk is allowed to fluctuate within a range around the long-term risk target. In order to achieve the long-term risk target the correlation between different markets is estimated by the Program, and is employed in the calculation of the overall level of gearing which is regularly reset, typically on a daily basis. Additionally, from time to time, the long-term standard deviation (defined as the long-term average risk that Winton expects over a number of months) may also be above or below these limits, thereby having an impact upon the level of gearing used by the Program. For example, in the event that exceptional market conditions arise, such as the threat of closure of an exchange or other loss of liquidity, it may be determined to operate the Program at a lower level of gearing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item are included herewith following the Index to Financial Statements and are incorporated by reference into this Item 8.

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2021	2021	2021	2021
Interest Income:	$43	$34	$36	$13
Net realized and unrealized gains (losses):	(727,769)	245,360	1,197,156	1,300,099
Expenses:	189,807	243,442	264,202	282,056
Net Income (Loss):	(917,443)	1,952	932,900	1,018,056

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2020	2020	2020	2020
Interest Income:	$9	$3,848	$22,386	$272,208
Net realized and unrealized gains (losses):	1,307,976	(3,141,170)	(5,787,831)	(7,956,369)
Expenses:	315,563	548,906	647,253	769,389
Net Income (Loss):	992,422	(3,686,228)	(6,412,698)	(8,453,550)

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to affiliates of the General Partner). During the fiscal year ended December 31, 2021: (a) the General Partner was an indirect subsidiary (through intermediate holding companies) of Continuum Capital Managers LLC (“Continuum”) and AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Mathew C. Osborne, the General Partner’s sole Manager, Chief Executive Officer and Chief Investment Officer.

Matthew C. Osborne (born 1964) was appointed Chief Executive Officer of the General Partner in February 2021, and Chief Investment Officer of the General Partner in January 2016. Mr. Osborne has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002. He has also served as a Vice President of APM (July 2002 to January 2011), an Executive Vice President of the General Partner (January 2011 to June 2015) and as Co- President of the General Partner (June 2015 to January 2016). Mr. Osborne since February 2021 serves as the Chief Executive Officer of AlphaMax (formerly Altegris Investments, LLC and Altegris Distributors, LLC), Clearing Solutions and Services. He has also been (1) an Executive Vice President, Chief Investment Officer and a director of AlphaMax (July 2002 to May 2010); (2) a manager (December 2008 to present), Executive Vice President (December 2008 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer of Clearing Solutions (January 2016 to present); (3) a manager (February 2010 to present), Executive Vice President (February 2010 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer (January 2016 to present) of Services; and (4) a manager Better Outcome (September 2021 to present).

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

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees. None of the principals, officers, or employees of the General Partner or AlphaMax receives compensation from the Partnership. All persons serving in the capacity of officers or executives of the General Partner, the general partner of the Partnership, are compensated by AlphaMax and/or an affiliate in respect of their respective positions with such entities. The General Partner receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests; as well as, 0.0625% (0.75% annually) of all Original Class A Interests, 0.146% (1.75% annually) of all Original Class B Interests, and currently 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests of the Partnership’s management net asset value. The General Partner also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

AlphaMax receives continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by AlphaMax.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of January 31, 2022, the General Partner’s general partner interest in the Partnership was valued at $3,083 which constituted 0% of the Partnership’s total assets. As of January 31, 2022, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $292,695 for the year ended December 31, 2021. The Partnership paid to the General Partner administrative fees totaling $65,387 for the year ended December 31, 2021.

The Partnership paid to AlphaMax monthly continuing compensation of $182 for the year ended December 31, 2021. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $94,029 for the year ended December 31, 2021. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2021 the Partnership paid monthly brokerage charges of $322,021.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Deloitte & Touche LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2020 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Deloitte & Touche, LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2021.

FEE CATEGORY	2021	2020
Audit Fees	$33,100	$28,000
Audit-Related Fees	$21,900	$56,000
Tax Fees	$22,000	$22,000
All Other Fees	$–	$–
TOTAL FEES	$77,000	$106,000

Audit Fees and Audit-Related Fees consist of fees paid for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements. 2020 Audit Fees and Audit-Related Fees were paid to Deloitte & Touche LLP.

Tax Fees for 2021 consist of non-audit fees paid to Fleming Fund Services for professional services rendered in connection with tax compliance and Partnership income tax return filings. Tax Fees for 2020 were paid to Fleming Fund Services.

The managers of the General Partner pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements and balance sheets required by this Item are included herewith, beginning after the signature page hereof, and are incorporated into this Item 15.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

**4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.*** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC**** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

*****101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*****101.SCH	Inline XBRL Taxonomy Extension Schema Document
*****101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*****101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*****101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*****101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*****104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

Dated: March 31, 2022	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	March 31, 2022

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

ALTEGRIS WINTON FUTURES FUND, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_______________

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2021, 2020 and 2019 is accurate and complete.

By: /s/ Matthew C. Osborne
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Matthew C. Osborne, Chief Executive Officer

Deloitte & Touche LLP 695 Town Center Drive Suite 1000
Costa Mesa, CA 92626
USA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Tel: 714 436 7100
The General Partner and Limited Partners of Altegris Winton Futures Fund, L.P.	Fax: 714 436 7200
www.deloitte.com

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Altegris Winton Futures Fund, L.P. (the “Fund”) as of December 31, 2021 and December 31, 2020, and the related statements of income (loss) and changes in partners’ capital (net asset value) for each of the two years in the period then ended, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and December 31, 2020, and the results of its operations and changes in its partners’ capital (net asset value) for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. The related statements of income (loss) and changes in partners’ capital (net asset value) for the year ended December 31, 2019 for the Fund, were audited by other auditors whose report, dated March 9, 2020, expressed an unqualified opinion on those statements.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021, by correspondence with the custodian and brokers. We believe that our audit provides a reasonable basis for our opinion.

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

Costa Mesa, California

March 29, 2022

We have served as the Fund’s auditor since 2020.

2

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

Philadelphia, PA

March 9, 2020

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2021 and DECEMBER 31, 2020

ASSETS	2021	2020
Equity in commodity broker account:
Cash deposit with broker	$8,189,598	$3,372,393
Segregated cash	1,233,281	1,975,939
Segregated foreign currency (cost - $227,776 and $803,988)	228,530	826,081
Net unrealized gain on open forward contracts	8,530	59,383
Net unrealized gain on open futures contracts	–	1,124,294
Total assets in commodity broker account	9,659,939	7,358,090

Cash	10,850,445	31,267,694

Total assets	$20,510,384	$38,625,784

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open futures contracts	$818	$–
Total liabilities in commodity broker account	818	–

Redemptions payable	766,402	5,917,175
Commissions payable	22,889	46,140
Management fee payable	19,363	33,960
Service fees payable	39,403	33,518
Advisory fee payable	15,781	28,090
Administrative fee payable	4,476	7,262
Other liabilities	61,749	64,390

Total liabilities	930,881	6,130,535

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,020	2,933
Limited Partners	19,576,483	32,492,316

Total partners’ capital (Net Asset Value)	19,579,503	32,495,249

Total liabilities and partners’ capital	$20,510,384	$38,625,784

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2021

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 22 - May 22	88	$(14,930)	(0.08)%
Currencies	Mar-22	45	21,410	0.11%
Energies	Jan 22 - Dec 22	13	6,118	0.03%
Interest Rates	Mar 22 - Sep 22	36	(24,414)	(0.12)%
Metals	Jan 22 - Apr 22	35	30,892	0.16%
Stock Indices	Jan 22 - Mar 22	38	71,351	0.36%

Total long futures contracts		255	90,427	0.46%

SHORT FUTURES CONTRACTS:
Agriculture	Mar 22 - May 22	6	(1,584)	(0.01)%
Currencies	Mar-22	123	(32,336)	(0.17)%
Energies	Feb 22 - Mar 22	4	940	0.00%
Interest Rates	Mar 22 - Dec 24	155	25,570	0.13%
Metals	Jan 22 - Mar 22	18	(65,450)	(0.32)%
Stock Indices	Jan 22 - Mar 22	32	(18,385)	-0.09%

Total short futures contracts		338	(91,245)	(0.46)%

Total futures contracts			$(818)	0.00%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 22 - Mar 22		$44,128	0.23%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 22 - Mar 22		(35,598)	(0.18)%

Total forward currency contracts			$8,530	0.05%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2020

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$3,587,942	$(16,560,097)	$1,333,921
Net change in unrealized	(1,175,965)	1,919,645	1,294,524
Brokerage commissions	(387,225)	(1,027,303)	(1,624,810)

Net gain (loss) from trading derivatives contracts	2,024,752	(15,667,755)	1,003,635

Gain on trading of securities
Net realized	–	–	507
Net change in unrealized	–	(1,464)	5,527

Net gain (loss) from trading securities	–	(1,464)	6,034

Gain (loss) on trading of foreign currency
Net realized	11,433	95,447	9,036
Net change in unrealized	(21,339)	(3,622)	29,561

Net gain (loss) from trading foreign currency	(9,906)	91,825	38,597

Total trading gains (losses)	2,014,846	(15,577,394)	1,048,266

NET INVESTMENT LOSS
Income
Interest income	126	298,451	2,252,803

Expenses
Management fee	292,695	673,925	1,112,335
Service fee	250,299	552,827	1,069,725
Advisory fee	241,892	645,964	1,025,526
Professional fees	84,105	217,310	569,540
Administrative fee	65,387	130,564	228,982
Incentive fee	5,069	–	10,719
Interest expense	27,789	26,860	133,137
Other expenses	12,271	33,661	–

Total expenses	979,507	2,281,111	4,272,053

Net investment loss	(979,381)	(1,982,660)	(2,019,250)

NET INCOME (LOSS)	$1,035,465	$(17,560,054)	$(970,984)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Limited Partners
	Original	Original	Special			Institutional	General
	Class A	Class B	Interests	Class A	Class B	Interests	Partner	Total
Balances at December 31, 2018	$6,447,701	$319,220	$18,571,965	$58,975,751	$23,965,097	$17,722,655	$3,651	$126,006,040

Transfers	–	–	–	(190,385)	190,385	–	–	–

Capital additions	9,744	–	–	246,000	276,874	–	–	532,618

Capital withdrawals	(1,082,851)	(99,731)	–	(20,803,419)	(6,138,199)	(5,680,465)	–	(33,804,665)

From operations:
Net investment loss	(81,230)	(1,065)	(40,773)	(1,566,470)	(264,658)	(65,002)	(52)	(2,019,250)
Net realized gain (loss) from investments (net of brokerage commissions)	(8,282)	(792)	82,138	(212,354)	(44,961)	(97,109)	14	(281,346)
Net change in unrealized gain from investments	52,608	4,863	58,494	743,417	228,291	241,926	13	1,329,612
Net income (loss) for the year ended December 31, 2019	(36,904)	3,006	99,859	(1,035,407)	(81,328)	79,815	(25)	(970,984)

Balances at December 31, 2019	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626	$91,763,009

Balances at December 31, 2019	$5,337,690	$222,495	$18,671,824	$37,192,540	$18,212,829	$12,122,005	$3,626	$91,763,009

Capital additions	–	–	–	310,400	–	21,787	–	332,187

Capital withdrawals	(1,648,232)	(29,991)	(14,605,077)	(14,009,962)	(7,402,596)	(4,344,035)	–	(42,039,893)

From operations:
Net investment loss	(95,013)	(2,967)	(220,123)	(1,151,889)	(340,872)	(171,712)	(84)	(1,982,660)
Net realized loss from investments (net of brokerage commissions)	(934,288)	(38,641)	(4,219,826)	(6,605,892)	(3,276,005)	(2,416,575)	(726)	(17,491,953)
Net change in unrealized gain from investments	116,996	5,094	373,202	710,434	389,359	319,357	117	1,914,559
Net loss for the year ended December 31, 2020	(912,305)	(36,514)	(4,066,747)	(7,047,347)	(3,227,518)	(2,268,930)	(693)	(17,560,054)

Balances at December 31, 2020	$2,777,153	$155,990	$–	$16,445,631	$7,582,715	$5,530,827	$2,933	$32,495,249

See accompanying notes

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE) (continued)

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Limited Partners
	Original	Original	Special			Institutional	General
	Class A	Class B	Interests	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2020	$2,777,153	$155,990	$–	$16,445,631	$7,582,715	$5,530,827	$2,933	$32,495,249

Transfers	(1,057,136)	1,057,136	–	(1,680,816)	1,680,816	–	–	–

Capital withdrawals	(610,189)	(344,258)	–	(5,171,193)	(3,534,578)	(4,290,993)	–	(13,951,211)

From operations:
Net investment loss	(43,421)	(19,920)	–	(617,375)	(220,352)	(78,214)	(99)	(979,381)
Net realized gain from investments (net of brokerage commissions)	238,969	49,639	–	1,585,100	809,463	528,663	316	3,212,150
Net change in unrealized loss from investments	(102,237)	(12,605)	–	(619,835)	(258,841)	(203,656)	(130)	(1,197,304)
Net income for the year ended December 31, 2021	93,311	17,114	–	347,890	330,270	246,793	87	1,035,465

Balances at December 31, 2021	$1,203,139	$885,982	$–	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

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

Effective September 27, 2021, as part of an internal reorganization, the General Partner and Altegris Clearing Solutions L.L.C. (“Altegris Clearing Solutions”), an affiliate of the General Partner became wholly-owned by their affiliate Altegris Services, L.L.C. (“Services”) (replacing their affiliate Altegris Holdings, L.L.C. as their immediate parent company). Services in turn became wholly-owned by Better Outcome, LLC (“Better Outcome”), a newly formed affiliated entity owned and controlled by Continuum Capital Managers LLC (“Continuum”) and by AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Matthew Osborne, the General Partner’s Chief Executive Officer and Chief Investment Officer. This internal reorganization resulted in no change in actual direct or indirect control and ultimate ownership of the General Partner, and had no impact on the Partnership’s financial position or results of operations.

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2021, 2020 and 2019, and reported amounts of income and expenses for the years ended December 31, 2021, 2020 and 2019, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Foreign currency contracts are valued at the mean between the bid and ask prices, which approximates fair value. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. The Partnership includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of U.S. government agency bonds and notes is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government agency bonds and notes are generally categorized in Levels 1 or 2 of the fair value hierarchy. As of December 31, 2021 and 2020, the Partnership did not hold U.S. government agency bonds and notes.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2021 and 2020, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2021 and 2020.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as December 31, 2021 and 2020:

				Balance as of
December 31, 2021	Level 1	Level 2	Level 3	December 31, 2021
Assets:
Futures contracts (1)	$284,885	$–	$–	$284,885
Forward currency contracts (1)	–	44,128	–	44,128

	$284,885	$44,128	$–	$329,013

Liabilities:
Futures contracts (1)	$(285,703)	$–	$–	$(285,703)
Forward currency contracts (1)	–	(35,598)	–	(35,598)

	$(285,703)	$(35,598)	$–	$(321,301)

				Balance as of
December 31, 2020	Level 1	Level 2	Level 3	December 31, 2020
Assets:
Futures contracts (1)	$1,288,294	$–	$–	$1,288,294
Forward currency contracts (1)	–	104,642	–	104,642
	$1,288,294	$104,642	$–	$1,392,936

Liabilities:
Futures contracts (1)	$(164,000)	$–	$–	$(164,000)
Forward currency contracts (1)	–	(45,259)	–	(45,259)
	$(164,000)	$(45,259)	$–	$(209,259)

(1) See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the years ended December 31, 2021 and 2020, there were no Level 3 securities.

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

J.P. Morgan Chase Bank, N.A. served as the Partnership’s custodian from January through December 13, 2021, and effective December 13, 2021, U.S. Bank, N.A. began serving as the Partnership’s custodian (the “Custodian”). SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.       Investment Transactions and Investment Income (continued)

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2021 and 2020, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,233,281 and $1,975,939, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2021 and 2020, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $228,530 and $826,081, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses).

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

As of December 31, 2021 and 2020, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2021 and 2020 are reflected within the Condensed Schedules of Investments.

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2021 and 2020 are reflected within the Condensed Schedules of Investments.

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

I.        Cash

The Partnership maintains a custody account with U.S. Bank, N.A. and First Republic Bank. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

Both segregated cash and segregated foreign currency are held at the Clearing Broker as margin collateral for futures transactions.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2021, 2020 and 2019.

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

Total Management Fees earned by the General Partner, for the years ended December 31, 2021, 2020 and 2019 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2021, 2020 and 2019, administrative fees for Class A Interests were $41,688, $86,374 and 159,956, respectively and administrative fees for Class B Interests were $23,699, $44,190 and $69,026, respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

 C.       Altegris Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C.

AlphaMax Distributors, L.L.C. (“AlphaMax”), an affiliate of the General Partner (previously known as Altegris Investments, L.L.C. and Altegris Distributors, L.L.C.), is a registered broker-dealer with the SEC and a Delaware limited liability company. Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker. In May 2021, Altegris Investments, L.L.C. changed its name to Altegris Distributors, L.L.C. and in December 2021, changed its name to AlphaMax Distributors, L.L.C.

AlphaMax has entered into a selling agreement with the Partnership whereby it receives 2% per annum as continuing compensation for Class A Interests sold by AlphaMax that are outstanding at month end. The Partnership’s introducing broker receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and its introducing broker, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       Altegris Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At December 31, 2021 and 2020, the Partnership had commissions and brokerage fees payable to its introducing broker of $19,331 and $34,410, respectively, and service fees payable to AlphaMax of $18 and $51, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the years ended December 31, 2021, 2020 and 2019:

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019

Altegris Clearing Solutions - Brokerage Commission fees	$322,021	$845,978	$1,333,366
AlphaMax - Service fees	182	89,649	184,222
Total	$322,203	$935,627	$1,517,588

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2021, 2020 and 2019 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2021, 2020 and 2019, advisory fee for Class A Interests were $126,327, $261,741 and $484,714, respectively, advisory fee for Class B Interests were $71,814, $133,911 and $209,171, respectively, advisory fee for Original Class B Interests were $7,945, $1,712 and $2,566, respectively, advisory fees for Special Interests were $nil, $150,205 and $188,050, respectively, and advisory fee for Institutional Interests were $35,806, $98,395 and $141,025, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2021, 2020 and 2019, service fees for General Partner’s Interest, were $55, $60 and $72, respectively, service fees for Class A Interests were $225,880, $485,724, and $955,175, respectively, service fees for Original Class A Interests were $24,364, $67,043 and $113,715, respectively and service fees for Institutional Interests were $nil, $nil and $763, respectively. Class B, Original Class B and Special Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at December 31, 2021 and 2020. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2021

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$30,802	$(47,316)	$(16,514)
Currencies	66,806	(77,732)	(10,926)
Energies	17,528	(10,470)	7,058
Interest Rates	33,105	(31,949)	1,156
Metals	62,636	(97,194)	(34,558)
Stock Indices	74,008	(21,042)	52,966

Total Futures Contracts	$284,885	$(285,703)	$(818)

Forward Currency Contracts	$44,128	$(35,598)	$8,530

Total Gross Fair Value of Derivatives Contracts	$329,013	$(321,301)	$7,712

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2021, 2020 and 2019.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year Ended December 31, 2021
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$1,426,339	$(349,582)
Currencies	264,845	(141,651)
Energies	1,409,280	(50,116)
Interest Rates	(1,048,470)	(76,327)
Metals	486,869	(381,615)
Stock Indices	1,052,890	(125,821)

Total Futures Contracts	$3,591,753	$(1,125,112)	$66,363,208	(1)

Forward Currency Contracts	$(3,811)	$(50,853)	$7,666,999	(2)

Total Gain (loss) from Derivatives Contracts	$3,587,942	$(1,175,965)

Year Ended December 31, 2020
Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$(855,378)	$888,676
Currencies	(2,671,918)	403,061
Energies	(2,686,187)	(386,310)
Interest Rates	736,525	710,379
Metals	(3,620,875)	400,055
Stock Indices	(6,633,752)	(16,521)

Total Futures Contracts	$(15,731,585)	$1,999,340	$406,290,821	(1)

Forward Currency Contracts	$(828,512)	$(79,695)	$29,445,986	(2)

Total Gain (loss) from Derivatives Contracts	$(16,560,097)	$1,919,645

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year ended December 31, 2019
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agricultural	$(742,483)	$(834,259)
Currencies	577,301	217,215
Energies	(3,969,809)	1,355,198
Interest Rates	5,315,795	(1,269,635)
Metals	(3,108,467)	1,362,564
Stock Indices	2,898,352	390,794

Total Futures Contracts	$970,689	$1,221,877	$670,208,135	(1)

Forward Currency Contracts	$363,232	$72,647	$70,203,447	(2)

Total Gain (loss) from Derivatives Contracts	$1,333,921	$1,294,524

1)	The average notional value of futures contracts are representative of the Partnership's volume of derivative activity for futures contracts during the respective years.
2)	The average notional value of forward currency contracts are representative of the Partnership's volume of derivative activity for forward currency contracts during the respective years.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Total	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$35,598	$(35,598)	$–	$–	$–	$–

Total	$35,598	$(35,598)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$104,642	$(45,259)	$59,383	$–	$–	$59,383

Total	$104,642	$(45,259)	$59,383	$–	$–	$59,383

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2020				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$(45,259)	$45,259	$–	$–	$–	$–

Total	$(45,259)	$45,259	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $540,943 as of December 31, 2021 and $461,977 for December 31, 2020 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	3.36%	3.98%	1.29%	3.13%	3.98%
Incentive fees	(0.00)%	(0.00)%	(0.04)%	(0.00)%	(0.00)%

Total return after incentive fees	3.36%	3.98%	1.25%	3.13%	3.98%

Ratio to average net asset value
Expenses prior to incentive fees	2.67%	2.30%	4.85%	3.07%	2.23%
Incentive fees	0.00%	0.00%	0.04%	0.00%	0.00%

Total expenses	2.67%	2.30%	4.89%	3.07%	2.23%

Net investment (loss) (1)	(2.67)%	(2.30)%	(4.89)%	(3.07)%	(2.23)%

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

(1)	Excludes incentive fee.
(2)	For the period January 1, 2020 to November 30, 2020. Ratios have been annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2021 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2022 through March 29, 2022, the Partnership had no subscriptions and had redemptions of $483,581.

