Form 10-Q
period 2022-03-31
Altegris Winton Futures Fund, L.P.
filed 2022-05-12
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2022 (Unaudited) and DECEMBER 31, 2021 (Audited)

ASSETS	2022	2021
Equity in commodity broker account:
Cash deposit with broker	$4,620,916	$8,189,598
Segregated cash	1,142,827	1,233,281
Segregated foreign currency (cost - $118,067 and $227,776)	118,084	228,530
Net unrealized gain on open forward contracts	61,656	8,530
Net unrealized gain on open futures contracts	1,214,588	–
Total assets in commodity broker account	7,158,071	9,659,939

Investment securities, at fair value (cost - $11,599,259 and $0)	11,598,144	–
Cash	2,708,205	10,850,445

Total assets	$21,464,420	$20,510,384

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open futures contracts	$–	$818
Total liabilities in commodity broker account	–	818

Redemptions payable	1,675,610	766,402
Commissions payable	23,848	22,889
Management fee payable	19,278	19,363
Service fees payable	21,063	39,403
Advisory fee payable	15,592	15,781
Incentive fee payable	5,521	–
Administrative fee payable	4,485	4,476
Other liabilities	47,896	61,749

Total liabilities	1,813,293	930,881

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,376	3,020
Limited Partners	19,647,751	19,576,483

Total partners’ capital (Net Asset Value)	19,651,127	19,579,503

Total liabilities and partners’ capital	$21,464,420	$20,510,384

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2022 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	May 22- Sep 22	67	$108,685	0.55%
Currencies	Jun-22	65	70,008	0.36%
Energies	Apr 22 - Dec 22	15	113,319	0.58%
Interest Rates	Jun-22	1	(626)	0.00%
Metals	Apr 22 - Jul 22	40	422,658	2.14%
Stock Indices	Apr 22 - Jun 22	12	5,956	0.03%

Total long futures contracts		200	720,000	3.66%

SHORT FUTURES CONTRACTS:
Agriculture	Apr 22 - Aug 22	7	(1,006)	(0.01)%
Currencies	Jun-22	108	189,635	0.97%
Interest Rates	Jun 22 - Mar 25	181	459,195	2.34%
Metals	Apr 22 - May 22	18	(91,871)	(0.47)%
Stock Indices	Apr 22 - Jun 22	31	(61,365)	(0.31)%

Total short futures contracts		345	494,588	2.52%

Total futures contracts			$1,214,588	6.18%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Apr 22 - Jun 22		$138,439	0.70%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Apr 22 - Jun 22		(76,783)	(0.39)%

Total forward currency contracts			$61,656	0.31%

INVESTMENT SECURITIES
			Fair Value	% of Partners' Capital
Face Value	Maturity Date	Description

U.S. Government Securities
$11,600,000	Apr-22	Treasury Bills	$11,598,144	59.02%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2021 (Audited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 22 - May 22	88	$(14,930)	(0.08)%
Currencies	Mar-22	45	21,410	0.11%
Energies	Jan 22 - Dec 22	13	6,118	0.03%
Interest Rates	Mar 22 - Sep 22	36	(24,414)	(0.12)%
Metals	Jan 22 - Apr 22	35	30,892	0.16%
Stock Indices	Jan 22 - Mar 22	38	71,351	0.36%

Total long futures contracts		255	90,427	0.46%

SHORT FUTURES CONTRACTS:
Agriculture	Mar 22 - May 22	6	(1,584)	(0.01)%
Currencies	Mar-22	123	(32,336)	(0.17)%
Energies	Feb 22 - Mar 22	4	940	0.00%
Interest Rates	Mar 22 - Dec 24	155	25,570	0.13%
Metals	Jan 22 - Mar 22	18	(65,450)	(0.32)%
Stock Indices	Jan 22 - Mar 22	32	(18,385)	(0.09)%

Total short futures contracts		338	(91,245)	(0.46)%

Total futures contracts			$(818)	0.00%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 22 - Mar 22		$44,128	0.23%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 22 - Mar 22		(35,598)	(0.18)%

Total forward currency contracts			$8,530	0.05%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	2022	2021
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$1,248,143	$2,549,484
Net change in unrealized	1,268,532	(1,121,808)
Brokerage commissions	(77,368)	(119,000)

Net gain from trading derivatives contracts	2,439,307	1,308,676

Gain (loss) on trading of foreign currency
Net realized	2,175	21,045
Net change in unrealized	(737)	(29,622)

Net gain (loss) from trading foreign currency	1,438	(8,577)

Total trading gains (losses)	2,440,745	1,300,099

NET INVESTMENT LOSS
Income
Interest income	–	13

Expenses
Management fee	57,433	88,802
Service fee	52,886	76,365
Advisory fee	46,495	72,754
Professional fees	24,095	11,232
Administrative fee	13,364	19,339
Incentive fee	5,521	1,734
Interest expense	6,501	6,245
Other expenses	3,635	5,585

Total expenses	209,930	282,056

Net investment loss	(209,930)	(282,043)

NET INCOME (LOSS)	$2,230,815	$1,018,056

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2020	$2,777,153	$155,990	$16,445,631	$7,582,715	$5,530,827	$2,933	$32,495,249

Capital withdrawals	(488,338)	(25,606)	(2,453,124)	(258,806)	(1,004,986)	–	(4,230,860)

From operations:
Net investment loss	(13,629)	(721)	(184,018)	(54,852)	(28,801)	(22)	(282,043)
Net realized gain from investments (net of brokerage commissions)	202,143	10,687	1,228,440	582,467	427,563	229	2,451,529
Net change in unrealized loss from investments	(96,879)	(5,272)	(575,583)	(274,202)	(199,386)	(108)	(1,151,430)
Net income for the three months ended March 31, 2021	91,635	4,694	468,839	253,413	199,376	99	1,018,056

Balances at March 31, 2021	$2,380,450	$135,078	$14,461,346	$7,577,322	$4,725,217	$3,032	$29,282,445

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Capital withdrawals	(132,521)	(84,744)	(1,691,126)	(36,253)	(214,547)	–	(2,159,191)

From operations:
Net investment loss	(9,986)	(5,358)	(134,763)	(50,518)	(9,279)	(26)	(209,930)
Net realized gain from investments (net of brokerage commissions)	73,477	50,650	589,595	368,142	90,901	185	1,172,950
Net change in unrealized loss from investments	78,847	55,557	639,715	395,996	97,483	197	1,267,795
Net income for the three months ended March 31, 2022	142,338	100,849	1,094,547	713,620	179,105	356	2,230,815

Balances at March 31, 2022	$1,212,956	$902,087	$9,344,933	$6,736,590	$1,451,185	$3,376	$19,651,127

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

Effective September 27, 2021, as part of an internal reorganization, the General Partner and Altegris Clearing Solutions L.L.C. (“Altegris Clearing Solutions”), an affiliate of the General Partner, became wholly-owned by their affiliate Altegris Services, L.L.C. (“Services”) (replacing their affiliate Altegris Holdings, L.L.C. as their immediate parent company). Services in turn became wholly-owned by Better Outcome, LLC (“Better Outcome”), a newly formed affiliated entity owned and controlled by Continuum Capital Managers LLC (“Continuum”) and by AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Matthew Osborne, the General Partner’s Chief Executive Officer and Chief Investment Officer. This internal reorganization resulted in no change in actual direct or indirect control and ultimate ownership of the General Partner, and had no impact on the Partnership’s financial position or results of operations.

The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the financial statements for the interim period.

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2022 and December 31, 2021, and reported amounts of income and expenses for the three months ended March 31, 2022 and 2021, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

Forward currency contracts are valued at the mean between the bid and ask prices, which approximates fair value. Interpolated values are derived when the settlement date of the contract is an interim date for which quotations are not available. The Partnership includes forward currency contracts in Level 2 of the fair value hierarchy.

The fair value of U.S. government securities is based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issue, maturity and seniority. U.S. government securities are generally categorized in Levels 1 or 2 of the fair value hierarchy.

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2022 and December 31, 2021, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the three month period ended March 31, 2022 and December 31, 2021.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2022 and December 31, 2021:

				Balance as of
March 31, 2022	Level 1	Level 2	Level 3	March 31, 2022
Assets:
Futures contracts (1)	$1,517,594	$–	$–	$1,517,594
Forward currency contracts (1)	–	138,439	–	138,439
US Government securities	11,598,144	–	–	11,598,144

	$13,115,738	$138,439	$–	$13,254,177

Liabilities:
Futures contracts (1)	$(303,006)	$–	$–	$(303,006)
Forward currency contracts (1)	–	(76,783)	–	(76,783)

	$(303,006)	$(76,783)	$–	$(379,789)

				Balance as of
December 31, 2021	Level 1	Level 2	Level 3	December 31, 2021
Assets:
Futures contracts (1)	$284,885	$–	$–	$284,885
Forward currency contracts (1)	–	44,128	–	44,128

	$284,885	$44,128	$–	$329,013

Liabilities:
Futures contracts (1)	$(285,703)	$–	$–	$(285,703)
Forward currency contracts (1)	–	(35,598)	–	(35,598)

	$(285,703)	$(35,598)	$–	$(321,301)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the period ended March 31, 2022 and the year ended December 31, 2021, there were no Level 3 securities. .

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2022 and December 31, 2021, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,142,827 and $1,233,281, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2022 and December 31, 2021, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $118,084 and $228,530, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses).

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

As of March 31, 2022 and December 31, 2021, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2022 and December 31, 2021 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2022 and December 31, 2021 are reflected within the Condensed Schedules of Investments.

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Class A Interests, Class B Interests and Institutional Interests. Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”). Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008. Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the Limited Partners based on their respective capital accounts as of the end of each month, in which the items accrue pursuant to the terms of the Partnership’s Agreement. Original Class A Interests, Original Class B Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

No Limited Partner of the Partnership shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contributions, except as may be required by law.

B.      Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2022 and 2021.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS

A.       General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A, and 0.146% (1.75% annually) for Original Class B of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total Management Fees earned by the General Partner, for the three months ended March 31, 2022 and 2021 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2022, administrative fees for Class A and Class B Interests were $8,267 and $5,097, respectively. For the three months ended March 31, 2021, administrative fees for Class A and Class B Interests were $13,130 and $6,209, respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C.

AlphaMax Distributors, L.L.C. (“AlphaMax”), an affiliate of the General Partner (previously known as Altegris Investments, L.L.C. and Altegris Distributors, L.L.C.), is a registered broker-dealer with the SEC and a Delaware limited liability company. Altegris Clearing Solutions, an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker. In May 2021, Altegris Investments, L.L.C. changed its name to Altegris Distributors, L.L.C. and in December 2021, changed its name to AlphaMax Distributors, L.L.C.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At March 31, 2022 and December 31, 2021, the Partnership had commissions and brokerage fees payable to its introducing broker of $20,578 and $19,331, respectively, and service fees payable to AlphaMax of $20 and $18, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the three months ended March 31, 2022 and 2021:

		Three months ended	Three months ended
		March 31, 2022	March 31, 2021

Altegris Clearing Solutions - Brokerage Commission fees		$64,170	$102,790
AlphaMax - Service fees		56	53
	Total	$64,226	$102,843

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2022 and 2021 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2022, advisory fees for Class A, Class B, Original Class B and Institutional Interests were $25,050, $15,447, $2,196 and $3,802, respectively. For the three months ended March 31, 2021, advisory fees for Class A, Class B, Original Class B and Institutional Interests were $39,787, $18,817, $350 and $13,800, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2022, service fees for General Partner’s Interest, Original Class A and Class A were $16, $5,744 and $47,126, respectively. For the three months ended March 31, 2021, service fees for General Partner’s Interest, Original Class A and Class A were $15, $6,868 and $69,482, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at March 31, 2022 and December 31, 2021. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2022

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$145,990	$(38,311)	$107,679
Currencies	311,106	(51,463)	259,643
Energies	143,827	(30,508)	113,319
Interest Rates	460,710	(2,141)	458,569
Metals	443,297	(112,510)	330,787
Stock Indices	12,664	(68,073)	(55,409)

Total Futures Contracts	$1,517,594	$(303,006)	$1,214,588

Forward Currency Contracts	$138,439	$(76,783)	$61,656

Total Gross Fair Value of Derivatives Contracts	$1,656,033	$(379,789)	$1,276,244

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2021

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$30,802	$(47,316)	$(16,514)
Currencies	66,806	(77,732)	(10,926)
Energy	17,528	(10,470)	7,058
Interest Rates	33,105	(31,949)	1,156
Metals	62,636	(97,194)	(34,558)
Stock Indices	74,008	(21,042)	52,966

Total Futures Contracts	$284,885	$(285,703)	$(818)

Forward Currency Contracts	$44,128	$(35,598)	$8,530

Total Gross Fair Value of Derivatives Contracts	$329,013	$(321,301)	$7,712

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2022 and 2021.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended March 31, 2022
			Number of
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contract
Futures Contracts
Agriculture	$174,974	$124,193
Currencies	77,894	270,569
Energies	739,985	106,261
Interest Rates	343,826	457,413
Metals	(6,796)	365,345
Stock Indices	(148,633)	(108,375)

Total Futures Contracts	$1,181,250	$1,215,406	$59,452,567	(1)

Forward Currency Contracts	$66,893	$53,126	$7,053,338	(2)

Total Gain (loss) from Derivatives Contracts	$1,248,143	$1,268,532

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended March 31, 2021
			Number of
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contract
Futures Contracts
Commodities	$859,341	$(235,765)
Currencies	249,112	7,234
Energies	472,626	(67,579)
Interest Rates	(358,538)	(205,351)
Metals	574,023	(422,974)
Stock Indices	713,394	(128,332)

Total Futures Contracts	$2,509,958	$(1,052,767)	$75,734,411	(1)

Forward Currency Contracts	$39,526	$(69,041)	$9,427,005	(2)

Total Gain (loss) from Derivatives Contracts	$2,549,484	$(1,121,808)

1)	The average notional value of futures contracts are representative of the Partnership's volume of derivative activity for futures contracts during the respective period.
2)	The average notional value of forward currency contracts are representative of the Partnership's volume of derivative activity for forward currency contracts during the respective period.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of March 31, 2022				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$138,439	$(76,783)	$61,656	$–	$–	$61,656

Total	$138,439	$(76,783)	$61,656	$–	$–	$61,656

Offsetting the Financial Liabilities and Derivative Liabilities
As of March 31, 2022				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$76,783	$(76,783)	$–	$–	$–	$–

Total	$76,783	$(76,783)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Total	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2021				Gross Amount Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$35,598	$(35,598)	$–	$–	$–	$–

Total	$35,598	$(35,598)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $1,694,647 as of March 31, 2022 and $540,943 for December 31, 2021 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	11.83%	12.05%	11.32%	11.82%	12.05%
Incentive fees	(0.00)%	(0.00)%	(0.06)%	(0.00)%	(0.00)%

Total return after incentive fees	11.83%	12.05%	11.26%	11.82%	12.05%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.23%	2.42%	5.14%	3.25%	2.42%
Incentive fees (3)	0.00%	0.00%	0.06%	0.00%	0.00%

Total expenses	3.23%	2.42%	5.20%	3.25%	2.42%

Net investment (loss) (1) (2)	(3.25)%	(2.44)%	(5.38)%	(3.27)%	(2.44)%

	Three months ended March 31, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.63%	3.63%	2.99%	3.42%	3.63%
Incentive fees	(0.00)%	(0.00)%	(0.01)%	(0.00)%	(0.00)%

Total return after incentive fees	3.63%	3.63%	2.98%	3.42%	3.63%

Ratio to average net asset value
Expenses prior to incentive fees (2)	2.07%	2.06%	4.58%	2.92%	2.09%
Incentive fees (3)	(0.00)%	(0.00)%	(0.01)%	(0.00)%	(0.00)%

Total expenses	2.07%	2.06%	4.59%	2.92%	2.09%

Net investment (loss) (1) (2)	(2.07)%	(2.06)%	(4.58)%	(2.92)%	(2.09)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2022 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2022 through May 11, 2022, the Partnership had no subscriptions and had redemptions of $447,897.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2022, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

The Partnership bears the risk of financial failure by the Clearing Broker and Société Générale SA (SG) (which may from time to time execute spot and other over-the-counter foreign exchange transactions as a counterparty to the Partnership) and/or other clearing brokers or counterparties with which the Partnership trades.

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

Performance Summary

Three Months Ended March 31, 2022

During the first quarter of 2022, the Partnership achieved net realized and unrealized gains of $2,440,745 from its trading activities, and net of brokerage commissions of $77,368. The Partnership accrued total expenses of $209,930 including $57,433 in management fees paid to the General Partner, $5,521 in incentive fees, and $146,976 in service, professional fees and other expenses. The Partnership earned $0 in interest income during the first quarter of 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2022 is set forth below.

The Partnership delivered positive results during the first quarter of 2022. Energy, crop, and metal prices soared during the period, as Russia’s invasion of Ukraine reverberated across global commodity markets. The buoyant environment for commodities contrasted with falls for global equities, bonds, and most major currencies versus the US dollar. Rising energy and food prices contributed to the highest US inflation print in 40 years and central banks continued to hike interest rates around the world.

Commodities were the main source of profits in the portfolio during the quarter, with exposure positioned on the right side of the extreme price moves that followed Russia’s invasion of Ukraine on February 24. On the day of the invasion and over the next two weeks, three of the largest up days in the strategy’s commodity trading universe since 1971 occurred. At the market level, oil-related markets, coal, and European power drove gains in energies; nickel and aluminum were the top contributors in base metals; and soybeans, cotton, and corn led the way in crops.

Returns in currencies were split between trend following and carry systems, both of which were on the right side of Japanese yen and euro weakness during the three months. A rallying Brazilian real, meanwhile, was the top contributor to performance in the OTC currency portfolio.

Short, fixed income positions increased during the quarter, with exposure having turned short in the sector towards the end of 2021. Short-dated exposures were among the top contributors, including US and European short-term interest rate futures and US 2-year Treasury notes. Performance in credit was a small, albeit negative, contributor as spreads widened. Losses from North American and European indices, where positioning only turned short in February, outpaced profits from a short position in an emerging market index.

Stock indices were the only notable detractor from performance during the quarter, as positioning was largely whipsawed. Exposure had turned net short in the sector by the end of January; increased the short position in March; before reducing it heading into quarter-end as markets recovered

The Partnership’s only direct exposure to Russia – a small, long position in the ruble – was halved at the end of January amid heightened volatility and removed altogether on February 25.

Three Months Ended March 31, 2021

During the first quarter of 2021, the Partnership achieved net realized and unrealized gains of $1,300,099 from its trading activities, and net of brokerage commissions of $119,000. The Partnership accrued total expenses of $282,056 including $88,802 in management fees paid to the General Partner, $1,734 in incentive fees, and $191,520 in service, professional fees and other expenses. The Partnership earned $13 in interest income during the first quarter of 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2021 is set forth below.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2022.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K, as amended, with the Securities and Exchange Commission on March 29, 2022.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the first calendar quarter of 2022:

Month	Amount Redeemed
January 31, 2022	$34,747
February 28, 2022	$448,834
March 31, 2022	$1,675,610

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

Dated: May 12, 2022

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

