Form 10-Q
period 2022-06-30
Altegris Winton Futures Fund, L.P.
filed 2022-08-12
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2022 (Unaudited) and DECEMBER 31, 2021 (Audited)

ASSETS	2022	2021
Equity in commodity broker account:
Cash deposit with broker	$5,000,827	$8,189,598
Segregated cash	1,185,083	1,233,281
Segregated foreign currency (cost - $0 and $227,776)	–	228,530
Net unrealized gain on open forward contracts	–	8,530
Net unrealized gain on open futures contracts	130,186	–
Total assets in commodity broker account	6,316,096	9,659,939

Investment securities, at fair value (cost - $12,992,821 and $0)	12,997,934	–
Cash	390,025	10,850,445

Total assets	$19,704,055	$20,510,384

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $40,639 and $0)	$39,992	$–
Net unrealized loss on open forward contracts	56,988	–
Net unrealized loss on open futures contracts	–	818
Total liabilities in commodity broker account	96,980	818

Redemptions payable	334,494	766,402
Commissions payable	22,777	22,889
Management fee payable	18,749	19,363
Service fees payable	18,077	39,403
Advisory fee payable	15,234	15,781
Incentive fee payable	9,929	–
Administrative fee payable	4,371	4,476
Other liabilities	45,385	61,749

Total liabilities	565,996	930,881

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,519	3,020
Limited Partners	19,134,540	19,576,483

Total partners’ capital (Net Asset Value)	19,138,059	19,579,503

Total liabilities and partners’ capital	$19,704,055	$20,510,384

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2022 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Aug 22- Mar 23	28	$(29,347)	(0.15)%
Currencies	Sep-22	33	(45,092)	(0.24)%
Energies	Jul 22 - June 23	15	(73,394)	(0.38)%
Metals	Jul 22- Aug 22	6	(90,432)	(0.47)%
Stock Indices	Jul 22 - Sep 22	3	(9,552)	(0.05)%

Total long futures contracts		85	(247,817)	(1.29)%

SHORT FUTURES CONTRACTS:
Agriculture	Jul 22 - Dec 22	27	18,118	0.09%
Currencies	Sep-22	95	122,053	0.64%
Interest Rates	Sep 22 - June 25	151	147,937	0.77%
Metals	Jul 22 - Sep 22	22	103,446	0.54%
Stock Indices	Jul 22 - Sep 22	48	(13,551)	(0.07)%

Total short futures contracts		343	378,003	1.97%

Total futures contracts			$130,186	0.68%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jul 22 - Sep 22		$33,305	0.17%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jul 22 - Sep 22		(90,293)	(0.47)%

Total forward currency contracts			$(56,988)	(0.30)%

INVESTMENT SECURITIES
			Fair Value	% of Partners' Capital
Face Value	Maturity Date	Description

U.S. Government Securities
$ 13,000,000	Jul-22	Treasury bills	$12,997,934	67.92%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$2,271,761	$1,207,932	$3,519,904	$3,757,416
Net change in unrealized	(1,203,046)	84,447	65,486	(1,037,361)
Brokerage commissions	(73,699)	(98,990)	(151,067)	(217,990)

Net gain from trading derivatives contracts	995,016	1,193,389	3,434,323	2,502,065

Gain (loss) on trading of foreign currency
Net realized	(1,953)	1,123	222	22,168
Net change in unrealized	630	2,644	(107)	(26,978)

Net gain (loss) from trading foreign currency	(1,323)	3,767	115	(4,810)

Total trading gains (losses)	993,693	1,197,156	3,434,438	2,497,255

NET INVESTMENT LOSS
Income
Interest income	20,213	36	20,213	49

Expenses
Management fee	57,000	75,082	114,433	163,884
Service fee	46,885	64,594	99,771	140,959
Advisory fee	46,248	62,645	92,743	135,399
Professional fees	30,303	27,697	54,398	38,929
Administrative fee	13,300	16,888	26,664	36,227
Incentive fee	10,048	2,682	15,569	4,416
Interest expense	110	7,273	6,611	13,518
Other expenses	7,028	7,341	10,663	12,926

Total expenses	210,922	264,202	420,852	546,258

Net investment loss	(190,709)	(264,166)	(400,639)	(546,209)

NET INCOME (LOSS)	$802,984	$932,990	$3,033,799	$1,951,046

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2020	$2,777,153	$155,990	$16,445,631	$7,582,715	$5,530,827	$2,933	32,495,249

Transfers	(1,057,136)	1,057,136	(1,680,816)	1,680,816	–	–	–

Capital withdrawals	(537,265)	(25,606)	(3,993,478)	(2,981,108)	(2,949,053)	–	(10,486,510)

From operations:
Net investment loss	(24,366)	(8,058)	(344,556)	(120,083)	(49,098)	(48)	(546,209)
Net realized gain from investments (net of brokerage commissions)	259,056	65,218	1,758,408	913,915	564,632	365	3,561,594
Net change in unrealized loss from investments	(95,614)	(7,627)	(556,070)	(224,870)	(180,047)	(111)	(1,064,339)
Net income for the six months ended June 30, 2021	139,076	49,533	857,782	568,962	335,487	206	1,951,046

Balances at June 30, 2021	$1,321,828	$1,237,053	$11,629,119	$6,851,385	$2,917,261	$3,139	23,959,785

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	19,579,503

Capital withdrawals	(276,622)	(147,168)	(2,373,057)	(463,850)	(214,546)	–	(3,475,243)

From operations:
Net investment loss	(19,149)	(10,980)	(247,753)	(103,797)	(18,905)	(55)	(400,639)
Net realized gain from investments (net of brokerage commissions)	202,485	149,960	1,624,162	1,133,850	258,029	573	3,369,059
Net change in unrealized gain (loss) from investments	10,905	1,854	76,362	(27,864)	4,141	(19)	65,379
Net income for the six months ended June 30, 2022	194,241	140,834	1,452,771	1,002,189	243,265	499	3,033,799

Balances at June 30, 2022	$1,120,758	$879,648	$9,021,226	$6,597,562	$1,515,346	$3,519	19,138,059

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

Effective September 27, 2021, as part of an internal reorganization, the General Partner and Altegris Clearing Solutions L.L.C. (“Altegris Clearing Solutions), an affiliate of the General Partner, became wholly-owned by their affiliate Altegris Services, L.L.C. (“Services”) (replacing their affiliate Altegris Holdings, L.L.C. as their immediate parent company). Services in turn became wholly-owned by Better Outcome, LLC (“Better Outcome”), a newly formed affiliated entity owned and controlled by Continuum Capital Managers LLC (“Continuum”) and by AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Matthew Osborne, the General Partner’s Chief Executive Officer and Chief Investment Officer. This internal reorganization resulted in no change in actual direct or indirect control and ultimate ownership of the General Partner, and had no impact on the Partnership’s financial position or results of operations.

The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the financial statements for the interim period.

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2022 and December 31, 2021, and reported amounts of income and expenses for the three and six months ended June 30, 2022 and 2021, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2022 and December 31, 2021, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the six month period ended June 30, 2022 and December 31, 2021.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2022 and December 31, 2021:

				Balance as of
June 30, 2022	Level 1	Level 2	Level 3	June 30, 2022
Assets:
Futures contracts (1)	$536,256	$–	$–	$536,256
Forward currency contracts (1)	–	33,305	–	33,305
US Government securities	12,997,934	–	–	12,997,934

	$13,534,190	$33,305	$–	$13,567,495

Liabilities:
Futures contracts (1)	$(406,070)	$–	$–	$(406,070)
Forward currency contracts (1)	–	(90,293)	–	(90,293)

	$(406,070)	$(90,293)	$–	$(496,363)

				Balance as of
December 31, 2021	Level 1	Level 2	Level 3	December 31, 2021
Assets:
Futures contracts (1)	$284,885	$–	$–	$284,885
Forward currency contracts (1)	–	44,128	–	44,128

	$284,885	$44,128	$–	$329,013

Liabilities:
Futures contracts (1)	$(285,703)	$–	$–	$(285,703)
Forward currency contracts (1)	–	(35,598)	–	(35,598)

	$(285,703)	$(35,598)	$–	$(321,301)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended June 30, 2022 and the year ended December 31, 2021, there were no Level 3 securities. .

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2022 and December 31, 2021, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,185,083 and $1,233,281, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2022 and December 31, 2021, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $0 and $228,530, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses).

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

As of June 30, 2022 and December 31, 2021, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2022 and December 31, 2021 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2022 and December 31, 2021 are reflected within the Condensed Schedules of Investments.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2022 and 2021.

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

Total Management Fees earned by the General Partner, for the three and six months ended June 30, 2022 and 2021 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2022, administrative fees for Class A Interests were $7,659 and $15,926, respectively and administrative fees for Class B Interests were $5,641 and $10,738 respectively. For the three and six months ended June 30, 2021, administrative fees for Class A Interests were $10,236 and $23,366, respectively and administrative fees for Class B Interests were $6,652 and $12,861, respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

 C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At June 30, 2022 and December 31, 2021, the Partnership had commissions and brokerage fees payable to its introducing broker of $20,209 and $19,331, respectively, and service fees payable to AlphaMax of $20 and $18, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the three and six months ended June 30, 2022 and 2021:

		Three months	Six months	Three months	Six months
		ended	ended	ended	ended
		June 30, 2022	June 30, 2022	June 30, 2021	June 30, 2021

Altegris Clearing Solutions - Brokerage Commission fees		$66,143	$130,314	$83,361	$186,151
AlphaMax - Service fees		61	118	56	109
	Total	$66,204	$130,432	$83,417	$186,260

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2022 and 2021 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2022, advisory fees for Class A were $23,209 and $48,259, respectively, advisory fee for Class B Interests were $17,094 and $32,541, respectively, advisory fee for Original Class B Interests were $2,214 and $4,410, respectively, and advisory fee for Institutional Interests were $3,731 and $7,533, respectively. For the three and six months ended June 30, 2021, advisory fee for Class A Interests were $31,020 and $70,807, respectively, advisory fee for Class B Interests were $20,155 and $38,972, respectively, advisory fee for Original Class B Interests were $3,048 and $3,398, respectively, and advisory fee for Institutional Interests were $8,422 and $22,222, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2022, service fees for General Partner’s Interest, were $18 and $34, respectively, service fees for Class A Interests were $41,259 and $88,385, respectively, service fees for Original Class A Interests were $5,608 and $11,352, respectively and service fees for Institutional Interests were $0 and $0, respectively. For the three and six months ended June 30, 2021, service fees for General Partner’s Interest, were $15 and $30, respectively, service fees for Class A Interests were $58,438 and $127,920, respectively, service fees for Original Class A Interests were $6,141 and $13,009, respectively and service fees for Institutional Interests were $0 and $0, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2022 and December 31, 2021. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2022

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$31,567	$(42,796)	$(11,229)
Currencies	144,733	(67,772)	76,961
Energies	36,013	(109,407)	(73,394)
Interest Rates	203,041	(55,104)	147,937
Metals	105,014	(92,000)	13,014
Stock Indices	15,888	(38,991)	(23,103)

Total Futures Contracts	$536,256	$(406,070)	$130,186

Forward Currency Contracts	$33,305	$(90,293)	$(56,988)

Total Gross Fair Value of Derivatives Contracts	$569,561	$(496,363)	$73,198

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2022 and 2021.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2022
			Average
			Notional
Type of		Change in	Value of
Derivatives Contracts	Realized	Unrealized	Contracts
Futures Contracts
Agriculture	$80,027	$(118,908)
Currencies	874,676	(182,682)
Energies	463,935	(186,713)
Interest Rates	696,441	(310,632)
Metals	278,031	(317,773)
Stock Indices	(63,287)	32,306

Total Futures Contracts	$2,329,823	$(1,084,402)	$39,585,568	(1)

Forward Currency Contracts	$(58,062)	$(118,644)	$4,078,024	(2)

Total Gain (loss) from Derivatives Contracts	$2,271,761	$(1,203,046)

Six Months Ended June 30, 2022
			Average
			Notional
Type of		Change in	Value of
Derivatives Contracts	Realized	Unrealized	Contracts
Futures Contracts
Agriculture	$255,001	$5,285
Currencies	952,570	87,887
Energies	1,203,920	(80,452)
Interest Rates	1,040,267	146,781
Metals	271,235	47,572
Stock Indices	(211,920)	(76,069)

Total Futures Contracts	$3,511,073	$131,004	$49,519,067	(1)

Forward Currency Contracts	$8,831	$(65,518)	$5,565,681	(2)

Total Gain (loss) from Derivatives Contracts	$3,519,904	$65,486

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended June 30, 2021
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

Six Months Ended June 30, 2021
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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets
As of June 30, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$33,305	$(33,305)	$–	$–	$–	$–

Total	$33,305	$(33,305)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities
As of June 30, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$90,293	$(33,305)	$56,988	$–	$(56,988)	$–

Total	$90,293	$(33,305)	$56,988	$–	$(56,988)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets
As of December 31, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Total	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Offsetting the Financial Liabilities and Derivative Liabilities
As of December 31, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$35,598	$(35,598)	$–	$–	$–	$–

Total	$35,598	$(35,598)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $187,225 as of June 30, 2022 and $540,943 for December 31, 2021 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	4.32%	4.55%	3.87%	4.33%	4.55%
Incentive fees	(0.06)%	(0.12)%	(0.03)%	(0.05)%	(0.13)%

Total return after incentive fees	4.26%	4.43%	3.84%	4.28%	4.42%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.39%	2.53%	5.15%	3.36%	2.53%
Incentive fees (3)	0.06%	0.11%	0.04%	0.05%	0.12%

Total expenses	3.45%	2.64%	5.19%	3.41%	2.65%

Net investment (loss) (1) (2)	(3.19)%	(2.54)%	(4.87)%	(3.12)%	(2.58)%

	Six months ended June 30, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	16.67%	17.14%	15.62%	16.67%	17.14%
Incentive fees	(0.07)%	(0.13)%	(0.09)%	(0.06)%	(0.14)%

Total return after incentive fees	16.60%	17.01%	15.53%	16.61%	17.00%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.30%	2.48%	5.15%	3.31%	2.48%
Incentive fees (3)	0.06%	0.11%	0.09%	0.05%	0.12%

Total expenses	3.36%	2.59%	5.24%	3.36%	2.60%

Net investment (loss) (1) (2)	(3.22)%	(2.49)%	(5.13)%	(3.19)%	(2.51)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to June 30, 2022 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2022 through August 12, 2022, the Partnership had no subscriptions and had redemptions of $148,143.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2022, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2022

During the second quarter of 2022, the Partnership achieved net realized and unrealized gains of $993,693 from its trading activities, and net of brokerage commissions of $73,699. The Partnership accrued total expenses of $211,817 including $57,000 in management fees paid to the General Partner, $10,048 in incentive fees, and $144,769 in service, professional fees and other expenses. The Partnership earned $21,108 in interest income during the second quarter of 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2022 is set forth below.

The Partnership generated gains during the second quarter of 2022. Equities continued their slide from the first quarter as investors feared the inflation-driven rate hike cycle would lead the U.S. into a recession. Energies, meanwhile, continued to trend upwards alongside supply concerns, but industrial metals and most other commodity sectors experienced waning momentum or trend reversals. The Bloomberg Global Aggregate Index was down 8.3%, marking the second consecutive quarter in which bonds and equities were simultaneously down. The U.S. dollar, meanwhile, strengthened against most major currencies, particularly the Japanese yen, which fell to its weakest level against the dollar in 24 years as the Bank of Japan maintained its dovish stance. Trend following continued to account for most of the strategy’s profits in the second quarter, with the largest gains in fixed income, currencies, and energies. Seasonal systems were profitable across various sectors, including carry in currencies and energies. The Japanese yen and euro drove profits in currencies. Both weakened relative to the U.S. dollar over the quarter, and carry systems are short due to low rates in Japan and the eurozone. Fixed income was another notable contributor, as trend-following drove the returns. Stock indices were flat, as losses in trend following canceled out gains from short positions in cross-sector and seasonal systems. Directional trend-following systems made money on the short side in stock indices towards the end of the period, but cross-sectional systems were lossmaking as previous relative performance trends faded. Commodities were mixed after an exceptionally strong first quarter. Uptrends in energies continued - long positions in heating oil, gas oil, and gasoline were among the top contributors in the sector, with all three markets reaching all-time highs. Losses from trend-following in base metals and agricultural commodities resulted from waning upward momentum during the second quarter. The Partnership heads into the third quarter of the year with long positions in energies, long – albeit reduced – agricultural positions, and net short exposure to base metals. In the financial sectors, short, fixed income positions have pared somewhat, while net short positioning in stock indices and credit has gradually increased.

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

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Partnership achieved net realized and unrealized losses of $3,434,323 from its trading activities, and net of brokerage commissions of $151,067. The Partnership accrued total expenses of $420,852 including $114,433 in management fees paid to the General Partner, $15,569 in incentive fees, and $290,850 in service and professional fees. The Partnership earned $20,213 in interest income during the six months ended June 30, 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2022 is set forth below.

Second Quarter 2022. The Partnership generated gains during the second quarter of 2022. Equities continued their slide from the first quarter as investors feared the inflation-driven rate hike cycle would lead the U.S. into a recession. Energies, meanwhile, continued to trend upwards alongside supply concerns, but industrial metals and most other commodity sectors experienced waning momentum or trend reversals. The Bloomberg Global Aggregate Index was down 8.3%, marking the second consecutive quarter in which bonds and equities were simultaneously down. The U.S. dollar, meanwhile, strengthened against most major currencies, particularly the Japanese yen, which fell to its weakest level against the dollar in 24 years as the Bank of Japan maintained its dovish stance. Trend following continued to account for most of the strategy’s profits in the second quarter, with the largest gains in fixed income, currencies, and energies. Seasonal systems were profitable across various sectors, including carry in currencies and energies. The Japanese yen and euro drove profits in currencies. Both weakened relative to the U.S. dollar over the quarter, and carry systems are short due to low rates in Japan and the eurozone. Fixed income was another notable contributor, as trend-following drove the returns. Stock indices were flat, as losses in trend following canceled out gains from short positions in cross-sector and seasonal systems. Directional trend-following systems made money on the short side in stock indices towards the end of the period, but cross-sectional systems were lossmaking as previous relative performance trends faded. Commodities were mixed after an exceptionally strong first quarter. Uptrends in energies continued - long positions in heating oil, gas oil, and gasoline were among the top contributors in the sector, with all three markets reaching all-time highs. Losses from trend-following in base metals and agricultural commodities resulted from waning upward momentum during the second quarter. The Partnership heads into the third quarter of the year with long positions in energies, long – albeit reduced – agricultural positions, and net short exposure to base metals. In the financial sectors, short, fixed income positions have pared somewhat, while net short positioning in stock indices and credit has gradually increased.

First Quarter 2022. The Partnership delivered positive results during the first quarter of 2022. Energy, crop, and metal prices soared during the period, as Russia’s invasion of Ukraine reverberated across global commodity markets. The buoyant environment for commodities contrasted with falls for global equities, bonds, and most major currencies versus the US dollar. Rising energy and food prices contributed to the highest US inflation print in 40 years and central banks continued to hike interest rates around the world. Commodities were the main source of profits in the portfolio during the quarter, with exposure positioned on the right side of the extreme price moves that followed Russia’s invasion of Ukraine on February 24. On the day of the invasion and over the next two weeks, three of the largest up days in the strategy’s commodity trading universe since 1971 occurred. At the market level, oil-related markets, coal, and European power drove gains in energies; nickel and aluminum were the top contributors in base metals; and soybeans, cotton, and corn led the way in crops. Returns in currencies were split between trend following and carry systems, both of which were on the right side of Japanese yen and euro weakness during the three months. A rallying Brazilian real, meanwhile, was the top contributor to performance in the OTC currency portfolio. Short, fixed income positions increased during the quarter, with exposure having turned short in the sector towards the end of 2021. Short-dated exposures were among the top contributors, including US and European short-term interest rate futures and US 2-year Treasury notes. Performance in credit was a small, albeit negative, contributor as spreads widened. Losses from North American and European indices, where positioning only turned short in February, outpaced profits from a short position in an emerging market index. Stock indices were the only notable detractor from performance during the quarter, as positioning was largely whipsawed. Exposure had turned net short in the sector by the end of January; increased the short position in March; before reducing it heading into quarter end as markets recovered. The Partnership’s only direct exposure to Russia – a small, long position in the ruble – was halved at the end of January amid heightened volatility and removed altogether on February 25.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at June 30, 2022.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the second calendar quarter of 2022:

Month	Amount Redeemed
April 30, 2022	$596,810
May 31, 2022	$384,748
June 30, 2022	$334,494

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

Dated: August 12, 2022

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

