Form 10-Q
period 2022-09-30
Altegris Winton Futures Fund, L.P.
filed 2022-11-10
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2022 (Unaudited) and DECEMBER 31, 2021 (Audited)

ASSETS	2022	2021
Equity in commodity broker account:
Cash deposit with broker	$4,281,542	$8,189,598
Segregated cash	1,092,130	1,233,281
Segregated foreign currency (cost - $0 and $227,776)	–	228,530
Net unrealized gain on open forward contracts	–	8,530
Net unrealized gain on open futures contracts	630,468	–
Total assets in commodity broker account	6,004,140	9,659,939

Investment securities, at fair value (cost - $12,676,590 and $0)	12,675,283	–
Cash	731,193	10,850,445

Total assets	$19,410,616	$20,510,384

LIABILITIES
Equity in commodity broker account:
Foreign currency due to broker (proceeds - $17,207 and $0)	$17,523	$–
Net unrealized loss on open forward contracts	20,991	–
Net unrealized loss on open futures contracts	–	818
Total liabilities in commodity broker account	38,514	818

Redemptions payable	477,524	766,402
Commissions payable	21,819	22,889
Management fee payable	18,014	19,363
Service fees payable	32,315	39,403
Advisory fee payable	14,647	15,781
Incentive fee payable	86,976	–
Administrative fee payable	4,180	4,476
Other liabilities	42,754	61,749

Total liabilities	736,743	930,881

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,575	3,020
Limited Partners	18,670,298	19,576,483

Total partners’ capital (Net Asset Value)	18,673,873	19,579,503

Total liabilities and partners’ capital	$19,410,616	$20,510,384

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2022 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Nov 22- May 23	65	$(43,176)	(0.23)%
Currencies	Dec-22	17	(37,543)	(0.20)%
Energies	June 23	1	(14,770)	(0.08)%
Interest Rates	Dec-22	1	(435)	(0.00)%
Metals	Oct 22- Jan 23	4	(41,871)	(0.22)%
Stock Indices	Oct 22 - Dec 22	9	(18,948)	(0.10)%

Total long futures contracts		97	(156,743)	(0.83)%

SHORT FUTURES CONTRACTS:
Agriculture	Nov 22- Mar 23	16	(12,806)	(0.07)%
Currencies	Dec-22	67	111,324	0.60%
Energies	Nov 22 - Dec 22	6	16,734	0.09%
Interest Rates	Dec 22 - Sep 25	157	403,618	2.16%
Metals	Oct 22- Jan 23	35	90,368	0.48%
Stock Indices	Oct 22 - Dec 22	62	177,973	0.95%

Total short futures contracts		343	787,211	4.21%

Total futures contracts			$630,468	3.38%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Oct 22 - Dec 22		$65,279	0.35%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Oct 22 - Dec 22		(86,270)	(0.46)%

Total forward currency contracts			$(20,991)	(0.11)%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$ 12,700,000	Oct-22	Treasury bills	$12,675,283	67.88%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$2,338	$154,735	$3,522,242	$3,912,151
Net change in unrealized	536,279	185,545	601,765	(851,816)
Brokerage commissions	(70,248)	(87,930)	(221,315)	(305,920)

Net gain from trading derivatives contracts	468,369	252,350	3,902,692	2,754,415

Gain (loss) on trading of foreign currency
Net realized	(3,464)	(6,624)	(3,242)	15,544
Net change in unrealized	(963)	(366)	(1,070)	(27,344)

Net gain (loss) from trading foreign currency	(4,427)	(6,990)	(4,312)	(11,800)

Total trading gains (losses)	463,942	245,360	3,898,380	2,742,615

NET INVESTMENT LOSS
Income
Interest income	71,382	34	91,595	83

Expenses
Management fee	54,199	66,674	168,632	230,558
Service fee	44,588	58,930	144,359	199,889
Advisory fee	44,060	55,365	136,803	190,764
Professional fees	14,479	29,837	68,877	68,766
Administrative fee	12,589	14,987	39,253	51,214
Incentive fee	86,976	653	102,545	5,069
Interest expense	1,669	7,008	8,280	20,526
Other expenses	6,841	9,988	17,504	22,914

Total expenses	265,401	243,442	686,253	789,700

Net investment loss	(194,019)	(243,408)	(594,658)	(789,617)

NET INCOME (LOSS)	$269,923	$1,952	$3,303,722	$1,952,998

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2020	$2,777,153	$155,990	$16,445,631	$7,582,715	$5,530,827	$2,933	$32,495,249

Transfers	(1,057,136)	1,057,136	(1,680,816)	1,680,816	–	–	–

Capital withdrawals	(610,189)	(276,235)	(4,509,107)	(3,211,735)	(3,249,053)	–	(11,856,319)

From operations:
Net investment loss	(35,263)	(15,423)	(495,086)	(176,665)	(67,103)	(77)	(789,617)
Net realized gain from investments (net of brokerage commissions)	262,317	67,618	1,788,215	931,459	571,792	374	3,621,775
Net change in unrealized gain (loss) from investments	(85,256)	2,291	(466,004)	(172,511)	(157,593)	(87)	(879,160)
Net income for the nine months ended September 30, 2021	141,798	54,486	827,125	582,283	347,096	210	1,952,998

Balances at September 30, 2021	$1,251,626	$991,377	$11,082,833	$6,634,079	$2,628,870	$3,143	$22,591,928

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Transfers	–	–	(163,609)	163,609	–	–	–

Capital withdrawals	(276,622)	(147,168)	(2,877,047)	(693,969)	(214,546)	–	(4,209,352)

From operations:
Net investment loss	(29,294)	(16,923)	(357,128)	(162,085)	(29,141)	(87)	(594,658)
Net realized gain from investments (net of brokerage commissions)	198,583	146,921	1,587,900	1,110,926	252,794	561	3,297,685
Net change in unrealized gain from investments	42,717	26,856	318,430	165,401	47,210	81	600,695
Net income for the nine months ended September 30, 2022	212,006	156,854	1,549,202	1,114,242	270,863	555	3,303,722

Balances at September 30, 2022	$1,138,523	$895,668	$8,450,058	$6,643,105	$1,542,944	$3,575	$18,673,873

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2022 and December 31, 2021, and reported amounts of income and expenses for the three and nine months ended September 30, 2022 and 2021, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2022 and December 31, 2021, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2022 and December 31, 2021.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2022 and December 31, 2021:

				Balance as of
September 30, 2022	Level 1	Level 2	Level 3	September 30, 2022
Assets:
Futures contracts (1)	$847,358	$–	$–	$847,358
Forward currency contracts (1)	–	65,279	–	65,279
US Government securities	12,675,283	–	–	12,675,283

	$13,522,641	$65,279	$–	$13,587,920

Liabilities:
Futures contracts (1)	$(216,890)	$–	$–	$(216,890)
Forward currency contracts (1)	–	(86,270)	–	(86,270)

	$(216,890)	$(86,270)	$–	$(303,160)

				Balance as of
December 31, 2021	Level 1	Level 2	Level 3	December 31, 2021
Assets:
Futures contracts (1)	$284,885	$–	$–	$284,885
Forward currency contracts (1)	–	44,128	–	44,128

	$284,885	$44,128	$–	$329,013

Liabilities:
Futures contracts (1)	$(285,703)	$–	$–	$(285,703)
Forward currency contracts (1)	–	(35,598)	–	(35,598)

	$(285,703)	$(35,598)	$–	$(321,301)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended September 30, 2022 and the year ended December 31, 2021, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2022 and December 31, 2021, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,092,130 and $1,233,281, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2022 and December 31, 2021, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $0 and $228,530, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses).

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

As of September 30, 2022 and December 31, 2021, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2022 and December 31, 2021 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2022 and December 31, 2021 are reflected within the Condensed Schedules of Investments.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2022 and 2021.

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

Total Management Fees earned by the General Partner, for the three and nine months ended September 30, 2022 and 2021 are shown on the Statements of Income (Loss) as a Management Fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2022, administrative fees for Class A Interests were $7,157 and $23,083, respectively and administrative fees for Class B Interests were $5,432 and $16,170 respectively. For the three and nine months ended September 30, 2021, administrative fees for Class A Interests were $9,465 and $32,831, respectively and administrative fees for Class B Interests were $5,522 and $18,383, respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

At September 30, 2022 and December 31, 2021, the Partnership had commissions and brokerage fees payable to its introducing broker of $19,179 and $19,331, respectively, and service fees payable to AlphaMax of $15 and $18, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the three and nine months ended September 30, 2022 and 2021:

		Three months	Nine months	Three months	Nine months
		ended	ended	ended	ended
		September 30, 2022	September 30, 2022	September 30, 2021	September 30, 2021

Altegris Clearing Solutions - Brokerage Commission fees		$61,055	$191,369	$70,778	$256,929
AlphaMax - Service fees		49	167	55	164
	Total	$61,104	$191,536	$70,833	$257,093

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2022 and 2021 are shown on the Statements of Income (Loss).

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2022, advisory fees for Class A were $21,689 and $69,948, respectively, advisory fee for Class B Interests were $16,460 and $49,001, respectively, advisory fee for Original Class B Interests were $2,171 and $6,581, respectively, and advisory fee for Institutional Interests were $3,740 and $11,273, respectively. For the three and nine months ended September 30, 2021, advisory fee for Class A Interests were $28,683 and $99,490, respectively, advisory fee for Class B Interests were $16,734 and $55,706, respectively, advisory fee for Original Class B Interests were $2,890 and $6,288, respectively, and advisory fee for Institutional Interests were $7,058 and $29,280, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2022, service fees for General Partner’s Interest, were $200 and $234, respectively, service fees for Class A Interests were $38,994 and $127,379, respectively, service fees for Original Class A Interests were $5,394 and $16,746, respectively and service fees for Institutional Interests were $0 and $0, respectively. For the three and nine months ended September 30, 2021, service fees for General Partner’s Interest, were $13 and $43, respectively, service fees for Class A Interests were $53,038 and $180,958, respectively, service fees for Original Class A Interests were $5,879 and $18,888, respectively and service fees for Institutional Interests were $0 and $0, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivatives contracts at September 30, 2022 and December 31, 2021. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2022
	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$32,695	$(88,677)	$(55,982)
Currencies	116,040	(42,259)	73,781
Energies	17,124	(15,160)	1,964
Interest Rates	407,225	(4,042)	403,183
Metals	95,637	(47,140)	48,497
Stock Indices	178,637	(19,612)	159,025

Total Futures Contracts	847,358	(216,890)	630,468

Forward Currency Contracts	65,279	(86,270)	(20,991)

Total Gross Fair Value of Derivatives Contracts	$912,637	$(303,160)	$609,477

December 31, 2021
	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$30,802	$(47,316)	$(16,514)
Currencies	66,806	(77,732)	(10,926)
Energy	17,528	(10,470)	7,058
Interest Rates	33,105	(31,949)	1,156
Metals	62,636	(97,194)	(34,558)
Stock Indices	74,008	(21,042)	52,966

Total Futures Contracts	284,885	(285,703)	(818)

Forward Currency Contracts	44,128	(35,598)	8,530

Total Gross Fair Value of Derivatives Contracts	$329,013	$(321,301)	$7,712

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2022 and 2021.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended September 30, 2022
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$(174,101)	$(44,753)
Currencies	469,409	(3,180)
Energies	(288,911)	75,358
Interest Rates	187,906	255,246
Metals	36,803	35,483
Stock Indices	(161,321)	182,128

Total Futures Contracts	$69,785	$500,282	$31,715,120	(1)

Forward Currency Contracts	$(67,447)	$35,997	$3,545,482	(2)

Total Gain (loss) from Derivatives Contracts	$2,338	$536,279

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Nine Months Ended September 30, 2022
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$80,900	$(39,468)
Currencies	1,421,979	84,707
Energies	915,009	(5,094)
Interest Rates	1,228,173	402,027
Metals	308,038	83,055
Stock Indices	(373,241)	106,059

Total Futures Contracts	$3,580,858	$631,286	$43,584,418	(1)

Forward Currency Contracts	$(58,616)	$(29,521)	$4,892,281	(2)

Total Gain (loss) from Derivatives Contracts	$3,522,242	$601,765

Three Months Ended September 30, 2021
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$70,490	$89,366
Currencies	(438,174)	248,734
Energies	563,275	(12,490)
Interest Rates	(177,562)	(30,306)
Metals	(17,743)	(6,406)
Stock Indices	214,454	(123,979)

Total Futures Contracts	$214,740	$164,919	$65,132,483	(1)

Forward Currency Contracts	$(60,005)	$20,626	$5,866,899	(2)

Total Gain (loss) from Derivatives Contracts	$154,735	$185,545

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Nine Months Ended September 30, 2021
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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of September 30, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$65,279	$(65,279)	$–	$–	$–	$–

Total	$65,279	$(65,279)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward Contracts	$86,270	$(65,279)	$20,991	$–	$(20,991)	$–

Total	$86,270	$(65,279)	$20,991	$–	$(20,991)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward Contracts	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Total	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward Contracts	$35,598	$(35,598)	$–	$–	$–	$–

Total	$35,598	$(35,598)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $167,723 as of September 30, 2022 and $540,943 for December 31, 2021 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	2.08%	2.32%	1.65%	2.11%	2.32%
Incentive fees	(0.49)%	(0.50)%	(0.42)%	(0.49)%	(0.50)%

Total return after incentive fees	1.59%	1.82%	1.23%	1.62%	1.82%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.18%	2.24%	4.88%	3.07%	2.24%
Incentive fees (3)	0.50%	0.51%	0.42%	0.50%	0.51%

Total expenses	3.68%	2.75%	5.30%	3.57%	2.75%

Net investment (loss) (1) (2)	(1.65)%	(0.71)%	(3.36)%	(1.54)%	(0.71)%

	Nine months ended September 30, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	19.10%	19.86%	17.53%	19.13%	19.86%
Incentive fees	(0.65)%	(0.72)%	(0.58)%	(0.63)%	(0.73)%

Total return after incentive fees	18.45%	19.14%	16.95%	18.50%	19.13%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.26%	2.40%	5.06%	3.23%	2.40%
Incentive fees (3)	0.54%	0.61%	0.49%	0.55%	0.62%

Total expenses	3.80%	3.01%	5.55%	3.78%	3.02%

Net investment (loss) (1) (2)	(2.64)%	(1.76)%	(4.46)%	(2.57)%	(1.75)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to September 30, 2022 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2022 through November 11, 2022, the Partnership had $0 subscriptions and had redemptions of $85,736.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2022, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2022

During the third quarter of 2022, the Partnership achieved net realized and unrealized gains of $463,942 from its trading activities, and net of brokerage commissions of $70,248. The Partnership accrued total expenses of $265,401 including $54,199 in management fees paid to the General Partner, $86,976 in incentive fees, and $124,226 in service, professional fees and other expenses. The Partnership earned $71,382 in interest income during the third quarter of 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2022 is set forth below.

Third Quarter 2022. The Partnership generated gains during the third quarter of 2022. US dollar strength was the main story in financial markets over the quarter. The US Federal Reserve’s hawkish approach to the pace of interest rate hikes clashed with that of other global central banks, particularly Japan, where policy remains dovish. As a result, the dollar climbed to a 24-year high against the Japanese yen, crossed parity with the euro for the first time in two decades, and rose to a record high versus the British pound. Global equity and bond markets continued to slide as investors grappled with the effects of tighter monetary policy and a potential global economic slowdown. Concerns around slowing economic growth weighed on base metals, oil and oil products, and Chinese industrial commodities, while a strong US dollar put downward pressure on precious metal prices.

From a signal perspective, trend-following shorts in fixed income, non-USD currencies, and metals drove the strategy’s positive performance in the third quarter. Profits from short trend-following positions in fixed income were somewhat offset by the strategy’s diversifying systematic macro strategy, where seasonal and carry systems are net long. Losses were driven by fixed income seasonal and carry systems which were more than offset by profits in currency carry and a range of precious metals systems.

Short fixed income and non-USD currency positions at the asset class level drove the strategy’s performance in the third quarter. Exposures at the short end of the US curve and in the UK were the top fixed income contributors. The UK government surprised markets by announcing an aggressive fiscal easing while the country’s central bank tightened monetary policy to rein in inflation. In addition, longstanding short positions in the euro and Japanese yen drove gains in FX. Short positions in the Chinese yuan led gains in the non-G10 currency portfolio, which was also profitable, as the People’s Bank of China surprised markets with an interest rate cut in August.

While the Partnership made money in metals and alternative commodities during the quarter, these profits were offset by losses in agricultural and energy markets. Gold and silver positions benefited from a strengthening US dollar, while long positions in European power drove the returns in alternative commodities and short positions in base metals generated gains. Major agriculture and energy markets led the losses in commodities, with long oil and oil products, cotton, and sugar positions representing the top detractors in the two sectors, as trend-following and systematic macro strategies were on the wrong side of reversals in these markets.

The portfolio enters the year's final quarter with net short exposure to fixed income, precious, and base metals. The Partnership’s stock index exposure turned net short in August and increased short exposure over September. The strategy remains short in most non-USD currencies. Positioning in agriculture is the strategy’s only notable long exposure heading into the fourth quarter. Energy positioning flattened through the quarter as oil and oil products gave back their gains from the year's first half.

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

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Partnership achieved net realized and unrealized gains of $3,898,380 from its trading activities, and net of brokerage commissions of $221,315. The Partnership accrued total expenses of $686,253 including $168,632 in management fees paid to the General Partner, $102,545 in incentive fees, and $415,076 in service and professional fees. The Partnership earned $91,595 in interest income during the nine months ended September 30, 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2022 is set forth below.

Third Quarter 2022. The Partnership generated gains during the third quarter of 2022. US dollar strength was the main story in financial markets over the quarter. The US Federal Reserve’s hawkish approach to the pace of interest rate hikes clashed with that of other global central banks, particularly Japan, where policy remains dovish. As a result, the dollar climbed to a 24-year high against the Japanese yen, crossed parity with the euro for the first time in two decades, and rose to a record high versus the British pound. Global equity and bond markets continued to slide as investors grappled with the effects of tighter monetary policy and a potential global economic slowdown. Concerns around slowing economic growth weighed on base metals, oil and oil products, and Chinese industrial commodities, while a strong US dollar put downward pressure on precious metal prices.

From a signal perspective, trend-following shorts in fixed income, non-USD currencies, and metals drove the strategy’s positive performance in the third quarter. Profits from short trend-following positions in fixed income were somewhat offset by the strategy’s diversifying systematic macro strategy, where seasonal and carry systems are net long. Losses were driven by fixed income seasonal and carry systems which were more than offset by profits in currency carry and a range of precious metals systems.

Short fixed income and non-USD currency positions at the asset class level drove the strategy’s performance in the third quarter. Exposures at the short end of the US curve and in the UK were the top fixed income contributors. The UK government surprised markets by announcing an aggressive fiscal easing while the country’s central bank tightened monetary policy to rein in inflation. In addition, longstanding short positions in the euro and Japanese yen drove gains in FX. Short positions in the Chinese yuan led gains in the non-G10 currency portfolio, which was also profitable, as the People’s Bank of China surprised markets with an interest rate cut in August.

While the Partnership made money in metals and alternative commodities during the quarter, these profits were offset by losses in agricultural and energy markets. Gold and silver positions benefited from a strengthening US dollar, while long positions in European power drove the returns in alternative commodities and short positions in base metals generated gains. Major agriculture and energy markets led the losses in commodities, with long oil and oil products, cotton, and sugar positions representing the top detractors in the two sectors, as trend-following and systematic macro strategies were on the wrong side of reversals in these markets.

The portfolio enters the year's final quarter with net short exposure to fixed income, precious, and base metals. The Partnership’s stock index exposure turned net short in August and increased short exposure over September. The strategy remains short in most non-USD currencies. Positioning in agriculture is the strategy’s only notable long exposure heading into the fourth quarter. Energy positioning flattened through the quarter as oil and oil products gave back their gains from the year's first half.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at September 30, 2022.

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

Month	Amount Redeemed
July 31, 2022	$147,956.81
August 31, 2022	$108,627.76
September 30, 2022	$477,524.37

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

Exhibit Number	Description of Document
4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

Dated: November 10, 2022

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

