Form 10-K
period 2022-12-31
Altegris Winton Futures Fund, L.P.
filed 2023-03-29
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended

As of January 31, 2023, the aggregate net asset value of the Interests in the Partnership before redemptions was $17,252,475 . The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

SGAS paid, during 2022, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

Trading in Options May Result in Significant Losses for the Partnership

Part of the Partnership’s trading may be in options and options on futures contracts. Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different. For example, if the Partnership buys an option (either to sell or purchase a contract), it will pay a “premium” representing the market value of the option. Unless it becomes profitable to exercise or offset the option before it expires, the Partnership will lose the entire amount of the premium. On the other hand, if the Partnership sells an option (either to sell or purchase a futures contract), its broker credits the premium, but the Partnership must deposit margin in case the option is exercised. Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received). Commodity options trading on exchanges is regulated by both the CFTC and those exchanges. The Partnership did not engage in the trading of options and options on futures contracts during the fiscal years ended December 31, 2022 and December 31, 2021.

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

As of January 31, 2023 the Partnership had 355 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2022:

Month Ended	Amount Redeemed
October 31, 2022	$85,710
November 30, 2022	$218,418
December 31, 2022	$80,306
Total	$384,434

ITEM 6: SELECTED FINANCIAL DATA

Revenue:	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Total net realized and unrealized gains (losses)	$3,347,658	$2,402,092	$(14,550,091)	$2,673,076	$(2,193,035)	$14,912,353
Interest Income	227,692	126	298,451	2,252,803	2,660,453	1,524,072
Expenses:
Management fee	221,398	292,645	673,925	1,112,335	1,598,989	2,248,002
Advisory fee	179,765	241,892	645,964	1,025,526	1,449,919	2,023,487
Administrative fee	51,465	65,387	130,564	228,982	330,996	458,380
Service fees	186,665	255,023	552,827	1,069,725	1,558,070	2,229,530
Incentive fee	102,565	5,069	–	122,089	111,204	705,276
Professional fees	83,479	84,105	217,310	569,540	805,372	891,332
Brokerage commissions	289,841	387,246	1,027,303	1,624,810	2,290,596	3,197,579
Offering expense (1)
Interest expense	7,349	27,789	26,860	10,719	16,999	105,647
Other expenses	23,318	7,547	33,661	133,137	139,036	271,296
Net income (loss)	2,429,505	1,035,465	(17,560,054)	(970,984)	(7,833,763)	4,305,896
Total assets	$17,615,950	$20,510,384	$38,625,784	$95,213,072	$130,732,759	$184,489,639
Total Net Asset Value	$17,415,221	$19,579,503	$32,495,249	$91,763,009	$126,006,040	$173,217,273

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2022 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2022

During 2022, the Partnership reported a net realized and unrealized gain of $3,057,817 from all trading; gains of $3,057,949 from trading of derivatives including brokerage commissions of $289,841. The Partnership accrued total expenses of $856,004, including $102,565 in incentive fees, $221,398 in management fees paid to the General Partner, and $532,041 in service and professional fees. The Partnership earned $227,692 in interest income during 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2022 is set forth below.

Fourth Quarter 2022. The Partnership generated gains for the year as it was on the right side of soaring commodity prices in the first half of the year and uptrends in bond yields and the US dollar through the middle of the year. Policymakers began to unwind more than a decade of easy monetary policy and central banks hiked rates in most of the world’s major economies. Global government bond yields trended higher, particularly at the short end, and the yield on the US 10-year Treasury note broke the 4% barrier for the first time since 2008. Currency trends emerged as policymakers responded differently to the twin challenges of resurgent inflation and fading economic growth. The Japanese yen, euro and British pound all weakened significantly versus the dollar.

Trend-following systems fared well in this environment, generating returns across both major and alternative markets. Fixed income markets trended downwards in 2022 after range-bound trading in 2021 and represented the top performing sector. FX generated profits as well with trend following, carry, and other systems profiting from the Japanese yen and euro trading down to multi-decade lows versus the US dollar. The down move in stock indices during 2022 was less pronounced than the moves in other sectors and trend-following systems were whipsawed over the course of the year. Commodities were positive as the Partnership entered the year positioned long commodities in a year which saw strong trends on the back of pandemic and war-related supply shocks.

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

2021

During 2021, the Partnership reported a net realized and unrealized gain of $2,014,846 from all trading; gains of $2,024,752 from trading of derivatives including brokerage commissions of $387,255. The Partnership accrued total expenses of $979,507, including $5,069 in incentive fees, $292,695 in management fees paid to the General Partner, and $681,743 in service and professional fees. The Partnership earned $126 in interest income during 2021. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2021 is set forth below.

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

Second Quarter 2020. Global equities recovered most of their year-to-date losses in the second quarter of 2020, as surging technology stocks drove the MSCI World up 19.4%, the index’s largest quarterly gain since 2009. Several other sectors experienced a “risk on” rally: prices in energies, base metals and commodity currencies all rose. WTI crude climbed back to near US $40 a barrel; copper prices increased by a quarter; and the Australian dollar, Norwegian krone and Russian ruble posted high single to double-digit gains against the US dollar. Elsewhere, returns in fixed income and agricultural commodities were mixed. While performance was varied across the fund’s portfolio, its overall defensive positioning during the quarter resulted in a negative return. Technical signals accounted for most of the negative performance, largely due to losses in major-market futures trend following, while fundamental signals also added to negative returns. The Partnership made money from long fixed income exposure, particularly in emerging markets. However, these profits were not enough to offset losses from short positions in metals, stock market indices and energies. The negative performance in currencies was largely due to short positions in G10 currencies versus the US dollar. By contrast, appreciating emerging market currencies were slightly profitable for the Partnership overall. The fund maintained its defensive posture throughout the quarter, leaving it positioned to profit from any further market declines.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2022.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2022. During 2022, the Partnership’s average capitalization was $18,719,570.

	Fiscal Year 2022
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$64,283	0.34%	$79,193	$57,099
Commodities	$72,421	0.39%	$118,525	$39,289
Currencies	$77,397	0.41%	$91,631	$52,446
Equities	$32,777	0.18%	$51,902	$14,622

Total	$246,878	*1.32%

*Percentage total does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2022.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2022, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2022.

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

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2022	2022	2022	2022
Interest Income:	$136,097	$71,382	$20,213	$0
Net realized and unrealized gains (losses):	(840,563)	463,942	993,693	2,440,745
Expenses:	169,751	265,401	210,922	209,930
Net Income (Loss):	(874,217)	269,923	802,984	2,230,815

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2021	2021	2021	2021
Interest Income:	$43	$34	$36	$13
Net realized and unrealized gains (losses):	(727,769)	245,360	1,197,156	1,300,099
Expenses:	189,807	243,442	264,202	282,056
Net Income (Loss):	(917,443)	1,952	932,900	1,018,056

 ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a)	The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of January 31, 2023, the General Partner’s general partner interest in the Partnership was valued at $3,382 which constituted 0% of the Partnership’s total assets. As of January 31, 2023, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $221,398 for the year ended December 31, 2022. The Partnership paid to the General Partner administrative fees totaling $ 51,465 for the year ended December 31, 2022.

The Partnership paid to AlphaMax monthly continuing compensation of $181 for the year ended December 31, 2022. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $52,306 for the year ended December 31, 2022. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2022 the Partnership paid monthly brokerage charges of $248,245.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Deloitte & Touche LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2021 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Spicer Jeffries LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2022.

FEE CATEGORY	2022	2021
Audit Fees	$19,500	$33,100
Audit-Related Fees	$7,500	$21,900
Tax Fees	$22,500	$23,000
All Other Fees	$–	$–
TOTAL FEES	$49,500	$77,000

Audit Fees and Audit-Related Fees consist of fees paid for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements. 2021 Audit Fees and Audit-Related Fees were paid to Deloitte & Touche LLP.

Tax Fees for 2022 consist of non-audit fees paid to Fleming Fund Services for professional services rendered in connection with tax compliance and Partnership income tax return filings. Tax Fees for 2021 were paid to Fleming Fund Services.

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

Dated: March 29, 2023	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	March 29, 2023

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

ALTEGRIS WINTON FUTURES FUND, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2022, 2021 and 2020 is accurate and complete.

/s/ Matthew C. Osborne

Altegris Advisors, L.L.C.

Commodity Pool Operator for

Altegris Winton Futures Fund, L.P.

By: Matthew C. Osborne, Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SPICER JEFFRIES LLP

Certified Public Accountants

4601 DTC BOULEVARD • SUITE 700

DENVER, COLORADO 80237

TELEPHONE: (303) 753-1959

FAX: (303) 753-0338

www.spicerjeffries.com

To the Partners of

Altegris Winton Futures Fund, L.P.

Opinions on the Financial Statements

We have audited the accompanying statement of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedule of investments as of December 31, 2022, and the related statement of income (loss) and the changes in partners’ capital (net asset value) for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022, and the results of its operations and changes in its partners’ capital (net asset value) for the year then ended in conformity with accounting principles generally accepted in the United States of America. The statement of financial condition, including the condensed schedule of investments, as of December 31, 2021, and the related statements of income (loss) and the changes in partners’ capital (net asset value) for the years ended December 31, 2021 and December 31, 2020 for the Partnership, were audited by other auditors whose report, dated March 29, 2022, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinions.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spice Jeffries LLP

We have served as the Partnership’s auditor since 2022.

Denver, Colorado

March 29, 2023

2

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 29, 2022

We have served as the Fund’s auditor since 2020.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2022 AND DECEMBER 31, 2021

ASSETS	2022	2021
Equity in commodity broker account:
Cash deposit with broker	$3,651,929	$8,189,598
Segregated cash	943,336	1,233,281
Segregated foreign currency (cost - $126,967 and $227,776)	126,106	228,530
Net unrealized gain on open forward contracts	14,480	8,530
Net unrealized gain on open futures contracts	289,211	–
Total assets in commodity broker account	5,025,062	9,659,939

Investment securities, at fair value (cost - $12,366,052 and $0)	12,375,933	–
Cash	214,955	10,850,445

Total assets	$17,615,950	$20,510,384

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open futures contracts	$–	$818
Total liabilities in commodity broker account	–	818

Redemptions payable	80,306	766,402
Commissions payable	21,757	22,889
Management fee payable	16,935	19,363
Service fees payable	16,409	39,403
Advisory fee payable	13,813	15,781
Administrative fee payable	3,935	4,476
Other liabilities	47,574	61,749

Total liabilities	200,729	930,881

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,412	3,020
Limited Partners	17,411,809	19,576,483

Total partners’ capital (Net Asset Value)	17,415,221	19,579,503

Total liabilities and partners’ capital	$17,615,950	$20,510,384

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2022

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 23- May 23	129	$160,798	0.92%
Currencies	Mar-23	15	(2,619)	(0.02)%
Energies	June 23- Dec 23	2	(16,006)	(0.09)%
Interest Rates	Mar 23- Jun 23	6	412	0.00%
Metals	Jan 23- Apr 23	22	45,840	0.27%
Stock Indices	Jan 23- Mar 23	27	(34,192)	(0.20)%

Total long futures contracts		201	154,233	0.88%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 23- May 23	22	(15,473)	(0.09)%
Currencies	Mar-23	34	(77,390)	(0.44)%
Energies	Feb 23 - Mar 23	7	33,180	0.19%
Interest Rates	Mar 23 - Dec 25	188	196,672	1.13%
Metals	Jan 23- Feb 23	3	(14,888)	(0.09)%
Stock Indices	Jan 23 - Mar 23	27	12,877	0.08%

Total short futures contracts		281	134,978	0.78%

Total futures contracts			$289,211	1.66%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 23 - Mar 23		$21,701	0.12%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 23 - Mar 23		(7,221)	(0.04)%

Total forward currency contracts			$14,480	0.08%

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$ 12,400,000	Jan-23	Treasury bills	$12,375,933	71.06%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$3,051,811	$3,587,942	$(16,560,097)
Net change in unrealized	295,979	(1,175,965)	1,919,645
Brokerage commissions	(289,841)	(387,225)	(1,027,303)

Net gain (loss) from trading derivatives contracts	3,057,949	2,024,752	(15,667,755)

Loss on trading of securities
Net change in unrealized	–	–	(1,464)

Net loss from trading securities	–	–	(1,464)

Gain (loss) on trading of foreign currency
Net realized	1,483	11,433	95,447
Net change in unrealized	(1,615)	(21,339)	(3,622)

Net gain (loss) from trading foreign currency	(132)	(9,906)	91,825

Total trading gains (losses)	3,057,817	2,014,846	(15,577,394)

NET INVESTMENT LOSS
Income
Interest income	227,692	126	298,451

Expenses
Management fee	221,398	292,695	673,925
Service fee	186,665	250,299	552,827
Advisory fee	179,765	241,892	645,964
Professional fees	83,479	84,105	217,310
Administrative fee	51,465	65,387	130,564
Incentive fee	102,565	5,069	–
Interest expense	7,349	27,789	26,860
Other expenses	23,318	12,271	33,661

Total expenses	856,004	979,507	2,281,111

Net investment loss	(628,312)	(979,381)	(1,982,660)

NET INCOME (LOSS)	$2,429,505	$1,035,465	$(17,560,054)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE) (continued)

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Limited Partners
	Original	Original	Special			Institutional	General
	Class A	Class B	Interests	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2021	$1,203,139	$885,982	$–	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Transfers	–	–	–	(163,609)	163,609	–	–	–

Capital withdrawals	(389,804)	(219,255)	–	(3,043,064)	(727,118)	(214,546)	–	(4,593,787)

From operations:
Net investment loss	(29,654)	(15,221)	–	(394,781)	(162,495)	(26,073)	(88)	(628,312)
Net realized gain from investments (net of brokerage commissions)	168,197	122,580	–	1,345,529	918,764	207,926	457	2,763,453
Net change in unrealized gain from investments	21,904	10,832	–	182,675	56,789	22,141	23	294,364
Net income for the year ended December 31, 2022	160,447	118,191	–	1,133,423	813,058	203,994	392	2,429,505

Balances at December 31, 2022	$973,782	$784,918	$–	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2022, 2021 and 2020, and reported amounts of income and expenses for the years ended December 31, 2022, 2021 and 2020, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2022 and 2021, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2022 and 2021.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as December 31, 2022 and 2021:

				Balance as of
December 31, 2022	Level 1	Level 2	Level 3	December 31, 2022
Assets:
Futures contracts (1)	$513,674	$–	$–	$513,674
Forward currency contracts (1)	–	21,701	–	21,701
US Government securities	12,375,933	–	–	12,375,933

	$12,889,607	$21,701	$–	$12,911,308

Liabilities:
Futures contracts (1)	$(224,463)	$–	$–	$(224,463)
Forward currency contracts (1)	–	(7,221)	–	(7,221)

	$(224,463)	$(7,221)	$–	$(231,684)

				Balance as of
December 31, 2021	Level 1	Level 2	Level 3	December 31, 2021
Assets:
Futures contracts (1)	$284,885	$–	$–	$284,885
Forward currency contracts (1)	–	44,128	–	44,128

	$284,885	$44,128	$–	$329,013

Liabilities:
Futures contracts (1)	$(285,703)	$–	$–	$(285,703)
Forward currency contracts (1)	–	(35,598)	–	(35,598)

	$(285,703)	$(35,598)	$–	$(321,301)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the years ended December 31, 2022 and 2021, there were no Level 3 securities.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.       Investment Transactions and Investment Income (continued)

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2022 and 2021, the Partnership’s segregated cash balance on the Statements of Financial Condition of $943,336 and $1,233,281, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2022 and 2021, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $126,106 and $228,530, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses).

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

As of December 31, 2022 and 2021, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2022 and 2021 are reflected within the Condensed Schedules of Investments.

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2022 and 2021 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its tax analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits for any of the Partnership's open tax years. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership’s tax returns remain open for examination by United States federal tax authorities for a period of three years and by state tax authorities for a period of three years from the date they are filed. Taxes associated with foreign tax jurisdictions remain subject to examination based on varying statutes of limitations, if any. The Partnership is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2022, 2021 and 2020.

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

Total Management Fees earned by the General Partner, for the years ended December 31, 2022, 2021 and 2020 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2022, 2021 and 2020 administrative fees for Class A Interests were $29,900, $41,688 and $86,374, respectively and administrative fees for Class B Interests were $21,565, $23,699 and $44,190 respectively. General Partner’s Interest, Original Class A, Original Class B, Special Interests and Institutional Interests did not get charged the administrative fee.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At December 31, 2022 and 2021, the Partnership had commissions and brokerage fees payable to its introducing broker of $18,865 and $19,331, respectively, and service fees payable to AlphaMax of $0 and $18, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the years ended December 31, 2022, 2021 and 2020:

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020

Altegris Clearing Solutions - Brokerage Commission fees	$251,245	$322,021	$845,978
AlphaMax - Service fees	181	182	89,649
Total	$251,426	$322,203	$935,627

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2022, 2021 and 2020 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2022, 2021 and 2020, advisory fees for Class A were $90,607, $126,327 and $261,741, respectively, advisory fee for Class B Interests were $65,349, $71,814 and $133,911, respectively, advisory fee for Original Class B Interests were $8,731, $7,945 and $1,712, respectively, advisory fee for Special Interests were $0, $0 and $150,205, respectively, and advisory fee for Institutional Interests were $15,078, $35,806 and $98,395, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2022, 2021 and 2020, service fees for General Partner’s Interest, were $251, $55 and $60, respectively, service fees for Class A Interests were $164,320, $225,880 and $485,724, respectively and service fees for Original Class A Interests were $22,094, $24,364 and $67,043, respectively. Class B, Original Class B, Special Interests and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at December 31, 2022 and 2021. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2022

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$179,097	$(33,772)	$145,325
Currencies	6,043	(86,052)	(80,009)
Energies	44,450	(27,276)	17,174
Interest Rates	204,350	(7,266)	197,084
Metals	59,119	(28,167)	30,952
Stock Indices	20,615	(41,930)	(21,315)

Total Futures Contracts	$513,674	$(224,463)	$289,211

Forward Currency Contracts	$21,701	$(7,221)	$14,480

Total Gross Fair Value of Derivatives Contracts	$535,375	$(231,684)	$303,691

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2022, 2021 and 2020.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year Ended December 31, 2022
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$35,442	$161,839
Currencies	1,176,414	(69,083)
Energies	879,081	10,116
Interest Rates	1,414,280	195,928
Metals	140,257	65,510
Stock Indices	(495,282)	(74,281)

Total Futures Contracts	$3,150,192	$290,029	$42,530,145	(1)

Forward Currency Contracts	$(98,381)	$5,950	$4,398,771	(2)

Total Gain from Derivatives Contracts	$3,051,811	$295,979

Year Ended December 31, 2021
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$1,426,339	$(349,582)
Currencies	264,845	(141,651)
Energies	1,409,280	(50,116)
Interest Rates	(1,048,470)	(76,327)
Metals	486,869	(381,615)
Stock Indices	1,052,890	(125,821)

Total Futures Contracts	$3,591,753	$(1,125,112)	$66,363,208	(1)

Forward Currency Contracts	$(3,811)	$(50,853)	$7,666,999	(2)

Total Gain (loss) from Derivatives Contracts	$3,587,942	$(1,175,965)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year Ended December 31, 2020
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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Total	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$7,221	$(7,221)	$–	$–	$–	$–

Total	$7,221	$(7,221)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Total	$44,128	$(35,598)	$8,530	$–	$–	$8,530

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2021				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$35,598	$(35,598)	$–	$–	$–	$–

Total	$35,598	$(35,598)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $108,370 as of December 31, 2022 and $540,943 for December 31, 2021 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	13.70%	14.69%	11.72%	13.75%	14.69%
Incentive fees	(0.65)%	(0.71)%	(0.58)%	(0.63)%	(0.72)%

Total return after incentive fees	13.05%	13.98%	11.14%	13.12%	13.97%

Ratio to average net asset value
Expenses prior to incentive fees	3.22%	2.34%	5.00%	3.17%	2.34%
Incentive fees	0.55%	0.61%	0.50%	0.55%	0.62%

Total expenses	3.77%	2.95%	5.50%	3.72%	2.96%

Net investment (loss) (1)	(2.05)%	(1.13)%	(3.86)%	(1.93)%	(1.11)%

	Year ended December 31, 2021
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	3.36%	3.98%	1.29%	3.13%	3.98%
Incentive fees	(0.00)%	(0.00)%	(0.04)%	(0.00)%	(0.00)%

Total return after incentive fees	3.36%	3.98%	1.25%	3.13%	3.98%

Ratio to average net asset value
Expenses prior to incentive fees	2.67%	2.30%	4.85%	3.07%	2.23%
Incentive fees	0.00%	0.00%	0.04%	0.00%	0.00%

Total expenses	2.67%	2.30%	4.89%	3.07%	2.23%

Net investment (loss) (1)	(2.67)%	(2.30)%	(4.89)%	(3.07)%	(2.23)%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Year ended December 31, 2020
	Original	Original	Special				Institutional
	Class A	Class B	Interests		Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(18.91)%	(18.37)%	(21.78)%		(20.57)%	(19.05)%	(18.37)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%		(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(18.91)%	(18.37)%	(21.78)%		(20.57)%	(19.05)%	(18.37)%

Ratio to average net asset value
Expenses prior to incentive fees	2.98%	2.16%	1.90%	(2)	5.04%	3.05%	2.20%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(2)	(0.00)%	(0.00)%	(0.00)%

Total expenses	2.98%	2.16%	1.90%	(2)	5.04%	3.05%	2.20%

Net investment (loss) (1)	(2.48)%	(1.74)%	(1.48)%	(2)	(4.52)%	(2.59)%	(1.78)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2022 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2023 through March 29, 2023, the Partnership had $0 subscriptions and had redemptions of $1,508,307.

