Form 10-Q
period 2023-03-31
Altegris Winton Futures Fund, L.P.
filed 2023-05-12
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

ii

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2023 (Unaudited) and DECEMBER 31, 2022 (Audited)

ASSETS	2023	2022
Equity in commodity broker account:
Cash deposit with broker	$3,756,761	$3,651,929
Segregated cash	800,698	943,336
Segregated foreign currency (cost - $279,070 and $126,967)	281,396	126,106
Net unrealized gain on open forward contracts	18,861	14,480
Net unrealized gain on open futures contracts	51,217	289,211
Total assets in commodity broker account	4,908,933	5,025,062

Investment securities, at fair value (cost - $10,470,682 and $12,366,052)	10,471,256	12,375,933
Cash	485,087	214,955

Total assets	$15,865,276	$17,615,950

LIABILITIES
Redemptions payable	$308,815	$80,306
Commissions payable	19,562	21,757
Management fee payable	15,789	16,935
Service fees payable	29,179	16,409
Advisory fee payable	12,648	13,813
Administrative fee payable	3,751	3,935
Other liabilities	62,356	47,574

Total liabilities	452,100	200,729

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,368	3,412
Limited Partners	15,409,808	17,411,809

Total partners’ capital (Net Asset Value)	15,413,176	17,415,221

Total liabilities and partners’ capital	$15,865,276	$17,615,950

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2023 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Apr 23- Aug 23	118	$162,426	1.05%
Currencies	June 23	37	44,198	0.29%
Energies	Dec 23	1	(3,122)	(0.02)%
Interest Rates	June 23- Sep 23	6	(2,061)	(0.01)%
Metals	Apr 23 -July 23	22	(10,694)	(0.07)%
Stock Indices	Apr 23- June 23	23	40,846	0.27%

Total long futures contracts		207	231,593	1.51%

SHORT FUTURES CONTRACTS:
Agriculture	May 23- Sep 23	58	69,528	0.45%
Currencies	June 23	58	(76,469)	(0.50)%
Energies	June 23- Aug 23	15	6,690	0.04%
Interest Rates	June 23- Mar 26	85	(130,824)	(0.85)%
Metals	Apr 23- June 23	10	(20,132)	(0.13)%
Stock Indices	Apr 23- June 23	29	(29,169)	(0.19)%

Total short futures contracts		255	(180,376)	(1.18)%

Total futures contracts			$51,217	0.33%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Apr 23 - June 23		$42,899	0.28%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Apr 23 - June 23		(24,038)	(0.16)%

Total forward currency contracts			$18,861	0.12%

INVESTMENT SECURITIES
	Maturity Date	Description	Fair Value	% of Partners' Capital
Face Value

U.S. Government Securities
$10,500,000	Apr-23	Treasury bills	$10,471,256	67.94%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2022 (Audited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 23- May 23	129	$160,798	0.92%
Currencies	Mar-23	15	(2,619)	(0.02)%
Energies	June 23- Dec 23	2	(16,006)	(0.09)%
Interest Rates	Mar 23- Jun 23	6	412	0.00%
Metals	Jan 23- Apr 23	22	45,840	0.27%
Stock Indices	Jan 23- Mar 23	27	(34,192)	(0.20)%

Total long futures contracts		201	154,233	0.88%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 23- May 23	22	(15,473)	(0.09)%
Currencies	Mar-23	34	(77,390)	(0.44)%
Energies	Feb 23 - Mar 23	7	33,180	0.19%
Interest Rates	Mar 23 - Dec 25	188	196,672	1.13%
Metals	Jan 23- Feb 23	3	(14,888)	(0.09)%
Stock Indices	Jan 23 - Mar 23	27	12,877	0.08%

Total short futures contracts		281	134,978	0.78%

Total futures contracts			$289,211	1.66%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 23 - Mar 23		$21,701	0.12%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 23 - Mar 23		(7,221)	(0.04)%

Total forward currency contracts			$14,480	0.08%

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$12,400,000	Jan-23	Treasury bills	$12,375,933	71.06%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	2023	2022
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$85,735	$1,248,143
Net change in unrealized	(233,613)	1,268,532
Brokerage commissions	(62,980)	(77,368)

Net gain (loss) from trading derivatives contracts	(210,858)	2,439,307

Gain (loss) on trading of foreign currency
Net realized	(6,260)	2,175
Net change in unrealized	3,187	(737)

Net gain (loss) from trading foreign currency	(3,073)	1,438

Total trading gains (losses)	(213,931)	2,440,745

NET INVESTMENT LOSS
Income
Interest income	154,984	–

Expenses
Management fee	48,744	57,433
Service fee	41,386	52,886
Advisory fee	39,541	46,495
Professional fees	21,956	24,095
Administrative fee	11,387	13,364
Incentive fee	–	5,521
Interest expense	641	6,501
Other expenses	2,841	3,635

Total expenses	166,496	209,930

Net investment loss	(11,512)	(209,930)

NET INCOME (LOSS)	$(225,443)	$2,230,815

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Capital withdrawals	(132,521)	(84,744)	(1,691,126)	(36,253)	(214,547)	–	(2,159,191)

From operations:
Net investment loss	(9,986)	(5,358)	(134,763)	(50,518)	(9,279)	(26)	(209,930)
Net realized loss from investments (net of brokerage commissions)	73,477	50,650	589,595	368,142	90,901	185	1,172,950
Net change in unrealized gain from investments	78,847	55,557	639,715	395,996	97,483	197	1,267,795

Net income for the three months ended March 31, 2022	142,338	100,849	1,094,547	713,620	179,105	356	2,230,815

Balances at March 31, 2022	$1,212,956	$902,087	$9,344,933	$6,736,590	$1,451,185	$3,376	19,651,127

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

Capital withdrawals	–	(156,666)	(706,656)	(300,263)	(613,017)	–	(1,776,602)

From operations:
Net investment income (loss)	613	2,474	(26,783)	7,821	4,358	5	(11,512)
Net realized gain from investments (net of brokerage commissions)	763	1,405	3,997	6,078	4,249	3	16,495
Net change in unrealized loss from investments	(14,618)	(7,952)	(112,816)	(87,876)	(7,112)	(52)	(230,426)
Net loss for the three months ended March 31, 2023	(13,242)	(4,073)	(135,602)	(73,977)	1,495	(44)	(225,443)

Balances at March 31, 2023	$960,540	$624,179	$7,026,004	$5,934,532	$864,553	$3,368	$15,413,176

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2023 and December 31, 2022 and reported amounts of income and expenses for the three months ended March 31, 2023 and 2022, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2023 and December 31, 2022, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the three month period ended March 31, 2023 and the year ended December 31, 2022.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2023 and December 31, 2022:

				Balance as of
March 31, 2023	Level 1	Level 2	Level 3	March 31, 2023
Assets:
Futures contracts (1)	$404,884	$–	$–	$404,884
Forward currency contracts (1)	–	42,899	–	42,899
US Government securities	10,471,256	–	–	10,471,256

	$10,876,140	$42,899	$–	$10,919,039

Liabilities:
Futures contracts (1)	$(353,667)	$–	$–	$(353,667)
Forward currency contracts (1)	–	(24,038)	–	(24,038)

	$(353,667)	$(24,038)	$–	$(377,705)

				Balance as of
December 31, 2022	Level 1	Level 2	Level 3	December 31, 2022
Assets:
Futures contracts (1)	$513,674	$–	$–	$513,674
Forward currency contracts (1)	–	21,701	–	21,701
U.S. Government securities	12,375,933	–	–	12,375,933

	$12,889,607	$21,701	$–	$12,911,308

Liabilities:
Futures contracts (1)	$(224,463)	$–	$–	$(224,463)
Forward currency contracts (1)	–	(7,221)	–	(7,221)

	$(224,463)	$(7,221)	$–	$(231,684)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the period ended March 31, 2023 and the year ended December 31, 2022, there were no Level 3 securities.

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

U.S. Bank, N.A. serves as the Partnership’s custodian (the “Custodian”). SG Americas Securities, LLC (the “Clearing Broker”) is the Partnership’s commodity broker. A portion of the Partnership’s assets are held as initial margin or option premiums (in cash or Treasury securities) in the Partnership’s brokerage accounts at the Clearing Broker. The Clearing Broker may convert the Partnership’s cash in U.S. dollar to foreign currency to facilitate the Partnership’s commodity trading activities. At times, the Partnership may carry foreign cash on loan with the Clearing Broker. Any net foreign currency on loan will be recognized in Foreign Currency Due to Broker on the Statements of Financial Condition.

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2023 and December 31, 2022, the Partnership’s segregated cash balance on the Statements of Financial Condition of $800,698 and $943,336, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2023 and December 31, 2022, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $281,396 and $126,106, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses).

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

As of March 31, 2023 and December 31, 2022, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2023 and December 31, 2022 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2023 and December 31, 2022 are reflected within the Condensed Schedules of Investments.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2023 and 2022.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS

A.       General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A and 0.146% (1.75% annually) for Original Class B of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fees related to the current quarter (the “management fee net asset value”). The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total Management Fees earned by the General Partner, for the three months ended March 31, 2023 and 2022 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2023, administrative fees for Class A Interests and Class B Interests were $6,261 and $5,126, respectively. For the three months ended March 31, 2022, administrative fees for Class A Interests and Class B Interests were $8,267 and $5,097, respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At March 31, 2023 and December 31, 2022, the Partnership had commissions and brokerage fees payable to its introducing broker of $16,790 and $18,865, respectively, and service fees payable to AlphaMax of $0 and $0, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the three months ended March 31, 2023 and 2022:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022

Altegris Clearing Solutions - Brokerage Commission fees	$50,475	$64,170
AlphaMax - Service fees	–	56
Total	$50,475	$64,226

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2023 and 2022 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2023, advisory fees for Class A, Class B, Original Class B, Institutional Interests and General Partner’s Interest were $18,973, $15,535, $1,838, $3,192 and $3, respectively. For the three months ended March 31, 2022, advisory fees for Class A were, Class B, Original Class B, Institutional Interests and General Partner’s Interest were $25,050, $15,447, $2,196, $3,802 and $0, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2023, service fees for General Partner’s Interest, Original Class A and Class A were $12, $4,867 and $36,507, respectively. For the three months ended March 31, 2022, service fees for General Partner’s Interest, Original Class A and Class A were $16, $5,744 and $47,126, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at March 31, 2023 and December 31, 2022. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2023

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$274,725	$(42,771)	$231,954
Currencies	47,685	(79,956)	(32,271)
Energies	23,700	(20,132)	3,568
Interest Rates	5,404	(138,289)	(132,885)
Metals	9,833	(40,659)	(30,826)
Stock Indices	43,537	(31,860)	11,677

Total Futures Contracts	$404,884	$(353,667)	$51,217

Forward Currency Contracts	$42,899	$(24,038)	$18,861

Total Gross Fair Value of Derivatives Contracts	$447,783	$(377,705)	$70,078

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2022

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$179,097	$(33,772)	$145,325
Currencies	6,043	(86,052)	(80,009)
Energy	44,450	(27,276)	17,174
Interest Rates	204,350	(7,266)	197,084
Metals	59,119	(28,167)	30,952
Stock Indices	20,615	(41,930)	(21,315)

Total Futures Contracts	$513,674	$(224,463)	$289,211

Forward Currency Contracts	$21,701	$(7,221)	$14,480

Total Gross Fair Value of Derivatives Contracts	$535,375	$(231,684)	$303,691

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2023 and 2022.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended March 31, 2023
			Number of
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$252,776	$86,629
Currencies	(71,936)	47,738
Energies	70,189	(13,606)
Interest Rates	(8,614)	(329,969)
Metals	(111,398)	(61,778)
Stock Indices	(71,202)	32,992

Total Futures Contracts	$59,815	$(237,994)	$55,362,266	(1)

Forward Currency Contracts	$25,920	$4,381	$3,654,252	(2)

Total Gain (loss) from Derivatives Contracts	$85,735	$(233,613)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended March 31, 2022
			Number of
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$174,974	$124,193
Currencies	77,894	270,569
Energies	739,985	106,261
Interest Rates	343,826	457,413
Metals	(6,796)	365,345
Stock Indices	(148,633)	(108,375)

Total Futures Contracts	$1,181,250	$1,215,406	$59,452,567	(1)

Forward Currency Contracts	$66,893	$53,126	$7,053,338	(2)

Total Gain from Derivatives Contracts	$1,248,143	$1,268,532

1)	The average notional value of futures contracts are representative of the Partnership's volume of derivative activity for futures contracts during the respective period.
2)	The average notional value of forward currency contracts are representative of the Partnership's volume of derivative activity for forward currency contracts during the respective period.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of March 31, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$42,899	$(24,038)	$18,861	$–	$–	$18,861

Total	$42,899	$(24,038)	$18,861	$–	$–	$18,861

Offsetting the Financial Liabilities and Derivative Liabilities

As of March 31, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$24,038	$(24,038)	$–	$–	$–	$–

Total	$24,038	$(24,038)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of March 31, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Total	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Offsetting the Financial Liabilities and Derivative Liabilities

As of March 31, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$7,221	$(7,221)	$–	$–	$–	$–

Total	$7,221	$(7,221)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $93,513 as of March 31, 2023 and $108,370 for December 31, 2022 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.36)%	(1.09)%	(1.77)%	(1.30)%	(1.09)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.36)%	(1.09)%	(1.77)%	(1.30)%	(1.09)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.44%	2.36%	5.10%	3.19%	2.35%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.44%	2.36%	5.10%	3.19%	2.35%

Net investment income (loss) (1) (2)	0.25%	1.35%	(1.41)%	0.50%	1.36%

	Three months ended March 31, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	11.83%	12.05%	11.32%	11.82%	12.05%
Incentive fees	(0.00)%	(0.00)%	(0.06)%	(0.00)%	(0.00)%

Total return after incentive fees	11.83%	12.05%	11.26%	11.82%	12.05%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.23%	2.42%	5.14%	3.25%	2.42%
Incentive fees (3)	0.00%	0.00%	0.06%	0.00%	0.00%

Total expenses	3.23%	2.42%	5.20%	3.2%	2.42%

Net investment (loss) (1) (2)	(3.25)%	(2.44)%	(5.38)%	(3.27)%	(2.44)%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2023 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2023 through May 12, 2023, the Partnership had no subscriptions and had redemptions of $57,520.

Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank, where the Partnership maintains a cash account used to pay Partnership operating expenses. This event had no impact on the Partnership’s operations or its cash position.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2023

During the first quarter of 2023, the Partnership achieved net realized and unrealized losses of $213,931 from its trading activities, and net of brokerage commissions of $62,980. The Partnership accrued total expenses of $166,496 including $48,744 in management fees paid to the General Partner, $0 in incentive fees, and $117,752 in service, professional fees and all other expenses. The Partnership earned $154,984 in interest income during the first quarter of 2023. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2023 is set forth below.

The Partnership experienced losses during the first quarter of 2023. Speculation around the global rate trajectory in 2023 drove financial markets for most of the first quarter, as equity and bond prices moved up and down in tandem. The demise of Silicon Valley Bank, however, interrupted this dynamic and triggered declines in stocks and the largest two-day rally in short-dated US Treasuries since the 1980s. Commodities were mixed during the quarter: gold, copper and softs rallied, while energies, grains and oilseeds declined.

The partnership’s net short exposure to fixed income, combined with positioning on the wrong side of market movements in metals, drove negative performance during the quarter. A long and steady uptrend in yields, which began at the end of 2021 and continued through to February 2023, abruptly reversed across March 10 and 13 notably at the shorter end of the US curve. The Partnership was whipsawed in base metals and precious metals, with net positioning scaling up before reducing and switching direction in both sectors during the quarter. Gold, platinum, and lead were the top detractors. The Partnership made money in agricultural commodities and energies over the quarter, due to a combination of systematic macro and trend following signals. Long sugar and cocoa positions and short hogs and wheat positions led the gains in agricultural commodities, where a wide range of systems were profitable, particularly those based on mean reversion, carry and fundamentals. Trend-following also made money in the sector overall. A small profit in energies, meanwhile, accrued mostly from mean reversion in major energy markets and trend following on natural gas and power markets.

The SG Trend Index fell 9.2% across Friday, March 10, 2023, and Monday, March 13, 2023, the worst two-day performance since its 2000 inception. It was a similar story for the SG CTA Index, which lost a record 7.5% across the two days. The Partnership was not immune to the sharp reversal in bond yields, as previously described. Yet industry returns across those two days and the month suggest that the Partnership has held up well, even when accounting for different “typical” risk levels. We believe this resilience is testament to the risk management framework developed over the past 25 years.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2023.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K, as amended, with the Securities and Exchange Commission on March 29, 2023.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) Limited Partners may redeem some or all of their Interest in the Partnership as of the end of any calendar month upon fifteen (15) days’ prior written notice to the General Partner. The Partnership may declare additional redemption dates upon notice to the Limited Partners. The redemption by a Limited Partner has no impact on the value of the capital accounts of the remaining Limited Partners. The following table summarizes the redemptions by Limited Partners during the recent calendar quarter:

Month	Amount Redeemed
January 31, 2023	$450,912.03
February 28, 2023	$1,057,394.54
March 31, 2023	$268,295.41

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

Dated: May 12, 2023

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

