Form 10-Q
period 2023-06-30
Altegris Winton Futures Fund, L.P.
filed 2023-08-11
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2023 (Unaudited) and DECEMBER 31, 2022 (Audited)

____________

ASSETS	2023	2022
Equity in commodity broker account:
Cash deposit with broker	$3,473,558	$3,651,929
Segregated cash	1,067,107	943,336
Segregated foreign currency (cost - $289,047 and $126,967)	288,977	126,106
Net unrealized gain on open forward contracts	36,389	14,480
Net unrealized gain on open futures contracts	585,825	289,211
Total assets in commodity broker account	5,451,856	5,025,062

Investment securities, at fair value (cost - $10,953,164 and $12,366,052)	10,972,170	12,375,933
Cash	315,468	214,955

Total assets	$16,739,494	$17,615,950

LIABILITIES

Redemptions payable	$102,917	$80,306
Commissions payable	18,984	21,757
Management fee payable	15,673	16,935
Service fees payable	29,577	16,409
Advisory fee payable	12,557	13,813
Incentive fee payable	54,547	–
Administrative fee payable	3,713	3,935
Other liabilities	54,412	47,574

Total liabilities	292,380	200,729

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,644	3,412
Limited Partners	16,443,470	17,411,809

Total partners’ capital (Net Asset Value)	16,447,114	17,415,221

Total liabilities and partners’ capital	$16,739,494	$17,615,950

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2023 (Unaudited)

____________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Aug 23- Mar 24	87	$154,178	0.94%
Currencies	Sep 23	56	22,192	0.13%
Energies	Dec 23	1	3,210	0.02%
Interest Rates	Sep-23	3	576	0.00%
Metals	July 23 -Oct 23	12	(18,782)	(0.11)%
Stock Indices	July 23- Sep 23	44	54,072	0.33%

Total long futures contracts		203	215,446	1.31%

SHORT FUTURES CONTRACTS:
Agriculture	Aug 23- Mar 24	28	(13,454)	(0.08)%
Currencies	Sep 23	62	150,129	0.91%
Energies	Sep 23- Nov 23	20	(39,250)	(0.24)%
Interest Rates	Sep 23- June 26	192	213,667	1.30%
Metals	July 23- Dec 23	25	58,200	0.35%
Stock Indices	July 23- Sep 23	32	1,087	0.01%

Total short futures contracts		359	370,379	2.25%

Total futures contracts			$585,825	3.56%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	July 23 - Sep 23		$46,062	0.28%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	July 23 - Sep 23		(9,673)	(0.06)%

Total forward currency contracts			$36,389	0.22%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$ 11,000,000	Jul-23	Treasury bills	$10,972,170	66.71%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2022 (Audited)

____________

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

____________

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$745,372	$2,271,761	$831,107	$3,519,904
Net change in unrealized	552,136	(1,203,046)	318,523	65,486
Brokerage commissions	(59,059)	(73,699)	(122,039)	(151,067)

Net gain from trading derivatives contracts	1,238,449	995,016	1,027,591	3,434,323

Gain (loss) on trading of foreign currency
Net realized	550	(1,953)	(5,711)	222
Net change in unrealized	(2,396)	630	791	(107)

Net gain (loss) from trading of foreign currency	(1,846)	(1,323)	(4,920)	115

Total trading gains	1,236,603	993,693	1,022,671	3,434,438

NET INVESTMENT INCOME (LOSS)
Income
Interest income	173,083	20,213	328,067	20,213

Expenses
Management fee	46,073	57,000	94,817	114,433
Service fee	38,723	46,885	80,109	99,771
Advisory fee	36,912	46,248	76,453	92,743
Professional fees	22,649	30,303	44,605	54,398
Administrative fee	10,919	13,300	22,306	26,664
Incentive fee	54,547	10,048	54,547	15,569
Interest expense	622	110	1,263	6,611
Other expenses	4,865	7,028	7,706	10,663

Total expenses	215,310	210,922	381,806	420,852

Net investment loss	(42,227)	(190,709)	(53,739)	(400,639)

NET INCOME	$1,194,376	$802,984	$968,932	$3,033,799

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

____________

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Capital withdrawals	(276,622)	(147,168)	(2,373,057)	(463,850)	(214,546)	–	(3,475,243)

From operations:
Net investment loss	(19,149)	(10,980)	(247,753)	(103,797)	(18,905)	(55)	(400,639)
Net realized gain from investments (net of brokerage commissions)	202,485	149,960	1,624,162	1,133,850	258,029	573	3,369,059
Net change in unrealized gain (loss) from investments	10,905	1,854	76,362	(27,864)	4,141	(19)	65,379

Net income for the six months ended June 30, 2022	194,241	140,834	1,452,771	1,002,189	243,265	499	3,033,799

Balances at June 30, 2022	$1,120,758	$879,648	$9,021,226	$6,597,562	$1,515,346	$3,519	$19,138,059

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

Capital withdrawals	–	(156,666)	(809,574)	(357,783)	(613,016)	–	(1,937,039)

From operations:
Net investment income (loss)	(656)	3,292	(65,216)	3,341	5,490	10	(53,739)
Net realized gain from investments (net of brokerage commissions)	43,720	29,356	317,601	269,561	42,965	154	703,357
Net change in unrealized gain from investments	19,718	14,371	138,118	123,233	23,806	68	319,314
Net income for the six months ended June 30, 2023	62,782	47,019	390,503	396,135	72,261	232	968,932

Balances at June 30, 2023	$1,036,564	$675,271	$7,449,191	$6,347,124	$935,320	$3,644	$16,447,114

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2023 and December 31, 2022 and reported amounts of income and expenses for the three and six months ended June 30, 2023 and 2022, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2023 and December 31, 2022, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the six month period ended June 30, 2023 and December 31, 2022.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2023 and December 31, 2022:

				Balance as of
June 30, 2023	Level 1	Level 2	Level 3	June 30, 2023
Assets:
Futures contracts (1)	$774,025	$–	$–	$774,025
Forward currency contracts (1)	–	46,062	–	46,062
US Government securities	10,972,170	–	–	10,972,170

	$11,746,195	$46,062	$–	$11,792,257

Liabilities:
Futures contracts (1)	$(188,200)	$–	$–	$(188,200)
Forward currency contracts (1)	–	(9,673)	–	(9,673)

	$(188,200)	$(9,673)	$–	$(197,873)

				Balance as of
December 31, 2022	Level 1	Level 2	Level 3	December 31, 2022
Assets:
Futures contracts (1)	$513,674	$–	$–	$513,674
Forward currency contracts (1)	–	21,701	–	21,701
U.S. Government securities	12,375,933	–	–	12,375,933

	$12,889,607	$21,701	$–	$12,911,308

Liabilities:
Futures contracts (1)	$(224,463)	$–	$–	$(224,463)
Forward currency contracts (1)	–	(7,221)	–	(7,221)

	$(224,463)	$(7,221)	$–	$(231,684)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended June 30, 2023 and the year ended December 31, 2022, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2023 and December 31, 2022, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,067,107 and $943,336, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2023 and December 31, 2022, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $288,977 and $126,106, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

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

As of June 30, 2023 and December 31, 2022, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2023 and December 31, 2022 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2023 and December 31, 2022 are reflected within the Condensed Schedules of Investments.

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

I.         Cash

The Partnership maintains a custody account with U.S. Bank, N.A. and First Republic Bank. Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

____________

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2023 and 2022.

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

Total Management Fees earned by the General Partner, for the three and six months ended June 30, 2023 and 2022 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2023, administrative fees for Class A Interests were $5,933 and $12,193, respectively and administrative fees for Class B Interests were $4,986 and $10,113 respectively. For the three and six months ended June 30, 2022, administrative fees for Class A Interests were $7,659 and $15,926, respectively and administrative fees for Class B Interests were $5,641 and $10,738, respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At June 30, 2023 and December 31, 2022, the Partnership had commissions and brokerage fees payable to its introducing broker of $15,612 and $18,865, respectively, and service fees payable to AlphaMax of $0 and $0, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the three and six months ended June 30, 2023 and 2022:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022

Altegris Clearing Solutions - Brokerage Commission fees	$47,582	$98,057	$66,143	$130,314
AlphaMax - Service fees	–	–	61	118
Total	$47,582	$98,057	$66,204	$130,432

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2023 and 2022 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2023, advisory fees for Class A were $17,976 and $36,948, respectively, advisory fee for Class B Interests were $15,110 and $30,645, respectively, advisory fee for Original Class B Interests were $1,601 and $3,439, respectively, advisory fee for Institutional Interests were $2,217 and $5,409, respectively and advisory fee for General Partner’s Interest were $9 and $12, respectively. For the three and six months ended June 30, 2022, advisory fee for Class A Interests were $23,209 and $48,259, respectively, advisory fee for Class B Interests were $17,094 and $32,541, respectively, advisory fee for Original Class B Interests were $2,214 and $4,410, respectively, advisory fee for Institutional Interests were $3,731 and $7,533, respectively and advisory fee for General Partner’s Interest were $0 and $0, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2023, service fees for General Partner’s Interest, were $0 and $12, respectively, service fees for Class A Interests were $33,660 and $70,167, respectively, service fees for Original Class A Interests were $5,063 and $9,930, respectively and service fees for Institutional Interests were $nil and $nil , respectively. For the three and six months ended June 30, 2022, service fees for General Partner’s Interest, were $18 and $34, respectively, service fees for Class A Interests were $41,259 and $88,385, respectively, service fees for Original Class A Interests were $5,608 and $11,352, respectively and service fees for Institutional Interests were $nil 0 and $nil,0 respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2023 and December 31, 2022. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2023

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$230,807	$(90,083)	$140,724
Currencies	180,280	(7,959)	172,321
Energies	5,150	(41,190)	(36,040)
Interest Rates	225,931	(11,688)	214,243
Metals	66,741	(27,323)	39,418
Stock Indices	65,116	(9,957)	55,159

Total Futures Contracts	$774,025	$(188,200)	$585,825

Forward Currency Contracts	$46,062	$(9,673)	$36,389

Total Gross Fair Value of Derivatives Contracts	$820,087	$(197,873)	$622,214

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2023 and 2022.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended June 30, 2023

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$419,620	$(91,230)
Currencies	187,493	204,593
Energies	(53,918)	(39,608)
Interest Rates	(58,532)	347,127
Metals	(37,865)	70,243
Stock Indices	204,136	43,483

Total Futures Contracts	$660,934	$534,608	$44,385,700	(1)

Forward Currency Contracts	$84,438	$17,528	$3,995,744	(2)

Total Gain from Derivatives Contracts	$745,372	$552,136

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Six Months Ended June 30, 2023
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$672,395	$(4,601)
Currencies	115,559	252,330
Energies	16,271	(53,214)
Interest Rates	(67,146)	17,159
Metals	(149,263)	8,466
Stock Indices	132,933	76,474

Total Futures Contracts	$720,749	$296,614	$49,873,983	(1)

Forward Currency Contracts	$110,358	$21,909	$3,824,998	(2)

Total Gain from Derivatives Contracts	$831,107	$318,523

Three Months Ended June 30, 2022
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$80,027	$(118,908)
Currencies	874,676	(182,682)
Energies	463,935	(186,713)
Interest Rates	696,441	(310,632)
Metals	278,031	(317,773)
Stock Indices	(63,287)	32,306

Total Futures Contracts	$2,329,823	$(1,084,402)	$39,585,568	(1)

Forward Currency Contracts	$(58,062)	$(118,644)	$4,078,024	(2)

Total Gain (loss) from Derivatives Contracts	$2,271,761	$(1,203,046)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Six Months Ended June 30, 2022
Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts

Futures Contracts
Agriculture	$255,001	$5,285
Currencies	952,570	87,887
Energies	1,203,920	(80,452)
Interest Rates	1,040,267	146,781
Metals	271,235	47,572
Stock Indices	(211,920)	(76,069)

Total Futures Contracts	$3,511,073	$131,004	$49,519,067	(1)

Forward Currency Contracts	$8,831	$(65,518)	$5,565,681	(2)

Total Gain from Derivatives Contracts	$3,519,904	$65,486

1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective period.
2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective period.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of June 30, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$46,062	$(9,673)	$36,389	$–	$–	$36,389

Total	$46,062	$(9,673)	$36,389	$–	$–	$36,389

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$9,673	$(9,673)	$–	$–	$–	$–

Total	$9,673	$(9,673)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2022				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Total	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2022				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$7,221	$(7,221)	$–	$–	$–	$–

Total	$7,221	$(7,221)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $106,943 as of June 30, 2023 and $108,370 for December 31, 2022 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2023 and 2022.

Three months ended June 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	8.27%	8.55%	7.84%	8.33%	8.55%
Incentive fees	(0.36)%	(0.36)%	(0.35)%	(0.36)%	(0.36)%

Total return after incentive fees	7.91%	8.19%	7.49%	7.97%	8.19%

Ratio to average net asset value
Expenses prior to incentive fees	3.51%	2.46%	5.17%	3.29%	2.46%
Incentive fees	0.35%	0.36%	0.34%	0.35%	0.36%

Total expenses	3.86%	2.82%	5.51%	3.64%	2.82%

Net investment income (loss) (1)	0.88%	1.93%	(0.77)%	1.10%	1.93%

Six months ended June 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	6.80%	7.36%	5.93%	6.92%	7.36%
Incentive fees	(0.35)%	(0.36)%	(0.35)%	(0.35)%	(0.36)%

Total return after incentive fees	6.45%	7.00%	5.58%	6.57%	7.00%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.47%	2.41%	5.13%	3.24%	2.40%
Incentive fees (3)	0.35%	0.33%	0.33%	0.34%	0.29%

Total expenses	3.82%	2.74%	5.46%	3.58%	2.69%

Net investment income (loss) (1) (2)	0.57%	1.62%	(1.10)%	0.80%	1.60%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

____________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to June 30, 2023 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2023 through August 11, 2023, the Partnership had no subscriptions and had redemptions of $270,403.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2023

During the second quarter of 2023, the Partnership achieved net realized and unrealized gains of $1,236,603 from its trading activities, and net of brokerage commissions of $59,059. The Partnership accrued total expenses of $215,310 including $46,073 in management fees paid to the General Partner, $54,547 in incentive fees, and $114,690 in service, professional fees and other expenses. The Partnership earned $173,083 in interest income during the second quarter of 2023. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2023 is set forth below.

Second Quarter 2023. The Partnership was up in the second quarter of 2023. In markets, currencies were among the biggest market movers during the quarter in risk-adjusted terms, with the Chinese yuan, Japanese yen, and Turkish lira weakening against the U.S. dollar. As the People’s Bank of China and Bank of Japan maintained a loose monetary policy, the lira fell to new record lows versus the dollar after the president’s re-election. Yields on developed market government bonds resumed their 2022 uptrend as U.S. policymakers signaled the hiking cycle may continue, and commodity prices mostly fell as prospects of a global economic slowdown loomed. Mega-cap technology stocks, boosted by hype around generative A.I., led global equity markets higher during the quarter.

Trend-following systems rebounded in the second quarter as longer-term trends across most sectors resumed, particularly in financials. Systematic macro signals also made a notable contribution, enhancing returns across the financials and agricultural commodities sectors. Carry and mean reversion were the top-performing signals within the systematic macro component.

Currencies, agricultural commodities, and fixed income led the Partnership’s gains due to favorable positioning across our trend-following and systematic macro clusters. Stock indices, base metals, and credit were other sources of profits, due mainly to trend following. Short Japanese yen positions accounted for most of the gains in F.X. The yen is trending towards its October 2022 lows versus the U.S. dollar, as the Bank of Japan’s easy policy stance continues to contrast with the U.S. Federal Reserve. Further profits accrued from short exposure to the Chinese yuan and long British pound and Mexican peso positioning. Softs and livestock drove the strategy’s positive performance in agriculture, where long cocoa, sugar, and cattle positions were among the most significant contributors.

Three Months Ended June 30, 2022

During the second quarter of 2022, the Partnership achieved net realized and unrealized gains of $993,693 from its trading activities, and net of brokerage commissions of $73,699. The Partnership accrued total expenses of $210,922 including $57,000 in management fees paid to the General Partner, $10,048 in incentive fees, and $143,874 in service, professional fees and other expenses. The Partnership earned $20,213 in interest income during the second quarter of 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2022 is set forth below.

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

Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Partnership achieved net realized and unrealized gains of $1,022,671 from its trading activities, and net of brokerage commissions of $122,039. The Partnership accrued total expenses of $381,806 including $94,817 in management fees paid to the General Partner, $54,547 in incentive fees, and $232,442 in service and professional fees. The Partnership earned $328,067 in interest income during the six months ended June 30, 2023. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2023 is set forth below.

Second Quarter 2023. The Partnership was up in the second quarter of 2023. In markets, currencies were among the biggest market movers during the quarter in risk-adjusted terms, with the Chinese yuan, Japanese yen, and Turkish lira weakening against the U.S. dollar. As the People’s Bank of China and Bank of Japan maintained a loose monetary policy, the lira fell to new record lows versus the dollar after the president’s re-election. Yields on developed market government bonds resumed their 2022 uptrend as U.S. policymakers signaled the hiking cycle may continue, and commodity prices mostly fell as prospects of a global economic slowdown loomed. Mega-cap technology stocks, boosted by hype around generative A.I., led global equity markets higher during the quarter.

Trend-following systems rebounded in the second quarter as longer-term trends across most sectors resumed, particularly in financials. Systematic macro signals also made a notable contribution, enhancing returns across the financials and agricultural commodities sectors. Carry and mean reversion were the top-performing signals within the systematic macro component.

Currencies, agricultural commodities, and fixed income led the Partnership’s gains due to favorable positioning across our trend-following and systematic macro clusters. Stock indices, base metals, and credit were other sources of profits, due mainly to trend following. Short Japanese yen positions accounted for most of the gains in F.X. The yen is trending towards its October 2022 lows versus the U.S. dollar, as the Bank of Japan’s easy policy stance continues to contrast with the U.S. Federal Reserve. Further profits accrued from short exposure to the Chinese yuan and long British pound and Mexican peso positioning. Softs and livestock drove the strategy’s positive performance in agriculture, where long cocoa, sugar, and cattle positions were among the most significant contributors.

First Quarter 2023. The Partnership experienced losses during the first quarter of 2023. Speculation around the global rate trajectory in 2023 drove financial markets for most of the first quarter, as equity and bond prices moved up and down in tandem. The demise of Silicon Valley Bank, however, interrupted this dynamic and triggered declines in stocks and the largest two-day rally in short-dated US Treasuries since the 1980s. Commodities were mixed during the quarter: gold, copper and softs rallied, while energies, grains and oilseeds declined.

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

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Partnership achieved net realized and unrealized gains of $3,434,438 from its trading activities, and net of brokerage commissions of $151,067. The Partnership accrued total expenses of $420,852 including $114,433 in management fees paid to the General Partner, $15,569 in incentive fees, and $290,850 in service and professional fees. The Partnership earned $20,213 in interest income during the six months ended June 30, 2022. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2022 is set forth below.'

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

Month	Amount Redeemed
April 30, 2023	$57,520.01
May 31, 2023	$0.00
June 30, 2023	$102,916.80

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

Dated: August 11, 2023

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

