Form 10-Q
period 2023-09-30
Altegris Winton Futures Fund, L.P.
filed 2023-11-13
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2023 (Unaudited) and DECEMBER 31, 2022 (Audited)

ASSETS	2023	2022
Equity in commodity broker account:
Cash deposit with broker	$3,364,817	$3,651,929
Segregated cash	1,111,348	943,336
Segregated foreign currency (cost - $177,977 and $126,967)	174,849	126,106
Net unrealized gain on open forward contracts	–	14,480
Net unrealized gain on open futures contracts	592,286	289,211
Total assets in commodity broker account	5,243,300	5,025,062

Investment securities, at fair value (cost - $11,249,276 and $12,366,052)	11,271,759	12,375,933
Cash	234,160	214,955

Total assets	$16,749,219	$17,615,950

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$21,202	$–
Total liabilities in commodity broker account	21,202	–

Redemptions payable	$42,385	$80,306
Commissions payable	19,948	21,757
Management fee payable	15,745	16,935
Service fees payable	27,688	16,409
Advisory fee payable	12,617	13,813
Incentive fee payable	91,207	–
Administrative fee payable	3,716	3,935
Other liabilities	42,684	47,574

Total liabilities	277,192	200,729

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,751	3,412
Limited Partners	16,468,276	17,411,809

Total partners’ capital (Net Asset Value)	16,472,027	17,415,221

Total liabilities and partners’ capital	$16,749,219	$17,615,950

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2023 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Dec 23- Mar 24	75	$56,590	0.34%
Currencies	Dec 23	35	(36,056)	(0.22)%
Energies	Nov 23- Dec 24	15	33,671	0.20%
Interest Rates	Dec-23	3	(2,086)	(0.01)%
Metals	Nov 23 - Jan 24	27	19,634	0.12%
Stock Indices	Oct 23- Dec 23	23	(27,681)	(0.17)%

Total long futures contracts		178	44,072	0.26%

SHORT FUTURES CONTRACTS:
Agriculture	Dec 23- Mar 24	37	110,826	0.67%
Currencies	Dec 23	74	86,657	0.53%
Energies	Dec 23- Jan 24	17	35,310	0.21%
Interest Rates	Dec 23- Sep 26	196	258,292	1.57%
Metals	Dec-23	24	35,047	0.21%
Stock Indices	Oct 23- Dec 23	32	22,082	0.13%

Total short futures contracts		380	548,214	3.32%

Total futures contracts			$592,286	3.58%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Oct 23 - Dec 23		$6,294	0.04%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Oct 23 - Dec 23		(27,496)	(0.17)%

Total forward currency contracts			$(21,202)	(0.13)%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$ 11,300,000	Oct-23	Treasury bills	$11,271,759	68.43%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$570,856	$2,338	$1,401,962	$3,522,242
Net change in unrealized	(51,130)	536,279	267,393	601,765
Brokerage commissions	(60,763)	(70,248)	(182,802)	(221,315)

Net gain from trading derivatives contracts	458,962	468,369	1,486,553	3,902,692

Gain (loss) on trading of foreign currency
Net realized	(3,135)	(3,464)	(8,845)	(3,242)
Net change in unrealized	(3,058)	(963)	(2,267)	(1,070)

Net gain (loss) from trading of foreign currency	(6,193)	(4,427)	(11,112)	(4,312)

Total trading gains	452,769	463,942	1,475,441	3,898,380

NET INVESTMENT INCOME (LOSS)
Income
Interest income	201,085	71,382	529,152	91,595

Expenses
Management fee	47,327	54,199	142,144	168,632
Service fee	38,651	44,588	118,760	144,359
Advisory fee	37,922	44,060	114,375	136,803
Professional fees	20,525	14,479	65,130	68,877
Administrative fee	11,184	12,589	33,490	39,253
Incentive fee	91,245	86,976	145,792	102,545
Interest expense	250	1,669	1,513	8,280
Other expenses	4,692	6,841	12,398	17,504

Total expenses	251,796	265,401	633,602	686,253

Net investment loss	(50,711)	(194,019)	(104,450)	(594,658)

NET INCOME	$402,059	$269,923	$1,370,991	$3,303,722

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Transfers	–	–	(163,609)	163,609	–	–	–

Capital withdrawals	(276,622)	(147,168)	(2,877,047)	(693,969)	(214,546)	–	(4,209,352)

From operations:
Net investment loss	(29,294)	(16,923)	(357,128)	(162,085)	(29,141)	(87)	(594,658)
Net realized gain from investments (net of brokerage commissions)	198,583	146,921	1,587,900	1,110,926	252,794	561	3,297,685
Net change in unrealized gain from investments	42,717	26,856	318,430	165,401	47,210	81	600,695

Net income for the nine months ended September 30, 2022	212,006	156,854	1,549,202	1,114,242	270,863	555	3,303,722

Balances at September 30, 2022	$1,138,523	$895,668	$8,450,058	$6,643,105	$1,542,944	$3,575	$18,673,873

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

Capital withdrawals	–	(156,666)	(1,111,306)	(433,197)	(613,016)	–	(2,314,185)

From operations:
Net investment income (loss)	(2,490)	3,819	(107,412)	(4,599)	6,220	12	(104,450)
Net realized gain from investments (net of brokerage commissions)	76,311	50,616	543,471	467,237	72,411	269	1,210,315
Net change in unrealized gain from investments	16,504	12,285	112,454	102,906	20,919	58	265,126
Net income for the nine months ended September 30, 2023	90,325	66,720	548,513	565,544	99,550	339	1,370,991

Balances at September 30, 2023	$1,064,107	$694,972	$7,305,469	$6,441,119	$962,609	$3,751	$16,472,027

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

There was an internal structural change in July 2023 as part of an internal reorganization. The following internal restructuring resulted in no change in actual indirect and ultimate ownership and control of the General Partner. The General Partner’s and Altegris Clearing Solutions L.L.C. (“Altegris Clearing Solutions), an affiliate of the General Partner's direct parent company, Altegris Services (“Services”) which was an administrative services affiliate of the General Partner, was dissolved. The General Partner is now wholly-owned by Better Outcome, LLC (Better Outcome), an entity owned and controlled by Continuum Capital Managers LLC (Continuum) and by AV5 Acquisition, LLC (AV5). Continuum is owned by Douglas C. Grip and Steven E. Vanourny. AV5 is owned solely by Matthew Osborne, The General Partner’s Chief Executive Officer and Chief Investment Officer. This internal reorganization resulted in no change in actual indirect and ultimate ownership and control of the General Partner, and had no impact on the Partnership’s financial position or results of operations.

The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the financial statements for the interim period.

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2023 and December 31, 2022 and reported amounts of income and expenses for the three and nine months ended September 30, 2023 and 2022, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2023 and December 31, 2022, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the nine month period ended September 30, 2023 and December 31, 2022.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2023 and December 31, 2022:

				Balance as of
September 30, 2023	Level 1	Level 2	Level 3	September 30, 2023
Assets:
Futures contracts (1)	$792,316	$–	$–	$792,316
Forward currency contracts (1)	–	6,294	–	6,294
US Government securities	11,271,759	–	–	11,271,759

	$12,064,075	$6,294	$–	$12,070,369

Liabilities:
Futures contracts (1)	$(200,030)	$–	$–	$(200,030)
Forward currency contracts (1)	–	(27,496)	–	(27,496)

	$(200,030)	$(27,496)	$–	$(227,526)

				Balance as of
December 31, 2022	Level 1	Level 2	Level 3	December 31, 2022
Assets:
Futures contracts (1)	$513,674	$–	$–	$513,674
Forward currency contracts (1)	–	21,701	–	21,701
U.S. Government securities	12,375,933	–	–	12,375,933

	$12,889,607	$21,701	$–	$12,911,308

Liabilities:
Futures contracts (1)	$(224,463)	$–	$–	$(224,463)
Forward currency contracts (1)	–	(7,221)	–	(7,221)

	$(224,463)	$(7,221)	$–	$(231,684)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended September 30, 2023 and the year ended December 31, 2022, there were no Level 3 securities. .

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2023 and December 31, 2022, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,111,348 and $943,336, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2023 and December 31, 2022, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $174,849 and $126,106, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

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

As of September 30, 2023 and December 31, 2022, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2023 and December 31, 2022 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2023 and December 31, 2022 are reflected within the Condensed Schedules of Investments.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2023 and 2022.

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

Total Management Fees earned by the General Partner, for the three and nine months ended September 30, 2023 and 2022 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2023, administrative fees for Class A Interests were $5,990 and $18,183, respectively and administrative fees for Class B Interests were $5,194 and $15,307 respectively. For the three and nine months ended September 30, 2022, administrative fees for Class A Interests were $7,157 and $23,083, respectively and administrative fees for Class B Interests were $5,432 and $16,170, respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At September 30, 2023 and December 31, 2022, the Partnership had commissions and brokerage fees payable to its introducing broker of $16,600 and $18,865, respectively, and service fees payable to AlphaMax of $0 and $0, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the three and nine months ended September 30, 2023 and 2022:

	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022

Altegris Clearing Solutions - Brokerage Commission fees	$51,764	$149,821	$61,055	$191,369
AlphaMax - Service fees	–	–	49	167
Total	$51,764	$149,821	$61,104	$191,536

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2023 and 2022 are shown on the Statements of Income (Loss).

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2023, advisory fees for Class A were $18,151 and $55,100, respectively, advisory fee for Class B Interests were $15,740 and $46,385, respectively, advisory fee for Original Class B Interests were $1,686 and $5,125, respectively, advisory fee for Institutional Interests were $2,336 and $7,744, respectively and advisory fee for General Partner’s Interest were $9 and $21, respectively. For the three and nine months ended September 30, 2022, advisory fee for Class A Interests were $21,689 and $69,948, respectively, advisory fee for Class B Interests were $16,460 and $49,001, respectively, advisory fee for Original Class B Interests were $2,171 and $6,581, respectively, advisory fee for Institutional Interests were $3,740 and $11,273, respectively. General Partner’s Interest and Original Class A Interests did not get charged the advisory fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2023, service fees for General Partner’s Interest, were $0 and $11, respectively, service fees for Class A Interests were $33,414 and $103,582, respectively, service fees for Original Class A Interests were $5,237 and $15,167, respectively and service fees for Institutional Interests were $0 and $0, respectively. For the three and nine months ended September 30, 2022, service fees for General Partner’s Interest, were $200 and $234, respectively, service fees for Class A Interests were $38,994 and $127,379, respectively, service fees for Original Class A Interests were $5,394 and $16,746, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at September 30, 2023 and December 31, 2022. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

September 30, 2023

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$212,509	$(45,093)	$167,416
Currencies	91,417	(40,816)	50,601
Energies	79,243	(10,262)	68,981
Interest Rates	261,433	(5,227)	256,206
Metals	118,554	(63,873)	54,681
Stock Indices	29,160	(34,759)	(5,599)

Total Futures Contracts	$792,316	$(200,030)	$592,286

Forward Currency Contracts	$6,294	$(27,496)	$(21,202)

Total Gross Fair Value of Derivatives Contracts	$798,610	$(227,526)	$571,084

December 31, 2022

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$179,097	$(33,772)	$145,325
Currencies	6,043	(86,052)	(80,009)
Energy	44,450	(27,276)	17,174
Interest Rates	204,350	(7,266)	197,084
Metals	59,119	(28,167)	30,952
Stock Indices	20,615	(41,930)	(21,315)

Total Futures Contracts	$513,674	$(224,463)	$289,211

Forward Currency Contracts	$21,701	$(7,221)	$14,480

Total Gross Fair Value of Derivatives Contracts	$535,375	$(231,684)	$303,691

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2023 and 2022.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended September 30, 2023
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$166,330	$26,693
Currencies	168,343	(121,720)
Energies	53,415	105,021
Interest Rates	186,465	41,962
Metals	(10,046)	15,263
Stock Indices	(17,863)	(60,758)

Total Futures Contracts	$546,644	$6,461	$50,907,778	(1)

Forward Currency Contracts	$24,211	$(57,591)	$2,713,109	(2)

Total Gain (loss) from Derivatives Contracts	$570,855	$(51,130)

Nine Months Ended September 30, 2023
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$838,725	$22,091
Currencies	283,900	130,610
Energies	69,686	51,807
Interest Rates	119,319	59,122
Metals	(159,308)	23,729
Stock Indices	115,071	15,716

Total Futures Contracts	$1,267,393	$303,075	$50,218,581	(1)

Forward Currency Contracts	$134,569	$(35,682)	$3,454,369	(2)

Total Gain from Derivatives Contracts	$1,401,962	$267,393

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended September 30, 2022
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$(174,101)	$(44,753)
Currencies	469,409	(3,180)
Energies	(288,911)	75,358
Interest Rates	187,906	255,246
Metals	36,803	35,483
Stock Indices	(161,321)	182,128

Total Futures Contracts	$69,785	$500,282	$31,715,120	(1)

Forward Currency Contracts	$(67,447)	$35,997	$3,545,482	(2)

Total Gain from Derivatives Contracts	$2,338	$536,279

Nine Months Ended September 30, 2022
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$80,900	$(39,468)
Currencies	1,421,979	84,707
Energies	915,009	(5,094)
Interest Rates	1,228,173	402,027
Metals	308,038	83,055
Stock Indices	(373,241)	106,059

Total Futures Contracts	$3,580,858	$631,286	$43,584,418	(1)

Forward Currency Contracts	$(58,616)	$(29,521)	$4,892,281	(2)

Total Gain from Derivatives Contracts	$3,522,242	$601,765

1)	The average notional value of futures contracts are representative of the Partnership’s volume of derivative activity for futures contracts during the respective period.
2)	The average notional value of forward currency contracts are representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective period.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED

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

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of September 30, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$6,294	$(6,294)	$–	$–	$–	$–

Total	$6,294	$(6,294)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2023				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$27,496	$(6,294)	$21,202	$–	$(21,202)	$–

Total	$27,496	$(6,294)	$21,202	$–	$(21,202)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2022				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Total	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2022				Gross Amounts Not Offset in the Statements Of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$7,221	$(7,221)	$–	$–	$–	$–

Total	$7,221	$(7,221)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $62,045 as of September 30, 2023 and $108,370 for December 31, 2022 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2023 and 2022.

Three months ended September 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.22%	3.49%	2.80%	3.27%	3.49%
Incentive fees	(0.56)%	(0.57)%	(0.56)%	(0.56)%	(0.57)%

Total return after incentive fees	2.66%	2.92%	2.24%	2.71%	2.92%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.40%	2.38%	5.05%	3.21%	2.38%
Incentive fees (3)	0.57%	0.57%	0.56%	0.57%	0.57%

Total expenses	3.97%	2.95%	5.61%	3.78%	2.95%

Net investment income (loss) (1) (2)	1.56%	2.59%	(0.09)%	1.76%	2.59%

Nine months ended September 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	10.23%	11.09%	8.89%	10.41%	11.09%
Incentive fees	(0.95)%	(0.96)%	(0.94)%	(0.96)%	(0.96)%

Total return after incentive fees	9.28%	10.13%	7.95%	9.45%	10.13%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.45%	2.40%	5.11%	3.23%	2.39%
Incentive fees (3)	0.93%	0.89%	0.89%	0.92%	0.82%

Total expenses	6.10%	4.49%	8.55%	5.76%	4.41%

Net investment income (loss) (1) (2)	0.91%	1.94%	(0.77)%	1.12%	1.90%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to September 30, 2023 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2023 through November 13, 2023, the Partnership had no subscriptions and had redemptions of $138,611.04.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2023, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2023

During the third quarter of 2023, the Partnership achieved net realized and unrealized gains of $ 452,769 from its trading activities, and net of brokerage commissions of $ 60,763. The Partnership accrued total expenses of $ 251,796 including $ 47,327 in management fees paid to the General Partner, $ 91,245 in incentive fees, and $ 113,224 in service, professional fees and other expenses. The Partnership earned $ 201,085 in interest income during the third quarter of 2023. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2023 is set forth below.

Third Quarter 2023. The Partnership was up during the third quarter of 2023, providing diversification alongside declines in global bond and equity indices. Higher interest rate signaling from central bankers put upward pressure on government bond yields and led to declines across most regional stock indices. US 10-year Treasury yields rose to 4.5%, a 16 year high. The US dollar strengthened against other major currencies, most notably versus the Japanese yen, British pound, and euro as a response to the ongoing Fed hawkishness.

Saudi Arabia and Russia surprised markets by cutting oil production through to the end of year and oil and oil product prices rallied between 20% and 45%. Industrial commodities were boosted by Chinese government rate cuts and property sector support, and crops in regions where yields are likely to be negatively because of this year’s El Niño weather pattern continued to rally.

Diversifying signals drove the Partnership’s performance in the third quarter. Sectors where positioning across both trend following and systematic macro was on the right side of price action were the biggest contributors to performance, namely fixed income, energies, and agriculture. At the same time, non-trend signals provided valuable diversification across currencies, precious metals, base metals, and stock indices. Carry and signals based on market dynamics were notable contributors in currencies and precious metals.

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

Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Partnership achieved net realized and unrealized gains of $ 1,475,441 from its trading activities, and net of brokerage commissions of $ 182,802. The Partnership accrued total expenses of $ 633,602 including $ 142,144 in management fees paid to the General Partner, $ 145,792 in incentive fees, and $ 345,666 in service and professional fees. The Partnership earned $ 529,152 in interest income during the nine months ended September 30, 2023. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2023 is set forth below.

Third Quarter 2023. The Partnership was up during the third quarter of 2023, providing diversification alongside declines in global bond and equity indices. Higher interest rate signaling from central bankers put upward pressure on government bond yields and led to declines across most regional stock indices. US 10-year Treasury yields rose to 4.5%, a 16 year high. The US dollar strengthened against other major currencies, most notably versus the Japanese yen, British pound, and euro as a response to the ongoing Fed hawkishness.

Saudi Arabia and Russia surprised markets by cutting oil production through to the end of year and oil and oil product prices rallied between 20% and 45%. Industrial commodities were boosted by Chinese government rate cuts and property sector support, and crops in regions where yields are likely to be negatively because of this year’s El Niño weather pattern continued to rally.

Diversifying signals drove the Partnership’s performance in the third quarter. Sectors where positioning across both trend following and systematic macro was on the right side of price action were the biggest contributors to performance, namely fixed income, energies, and agriculture. At the same time, non-trend signals provided valuable diversification across currencies, precious metals, base metals, and stock indices. Carry and signals based on market dynamics were notable contributors in currencies and precious metals.

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

Month	Amount Redeemed
July 31, 2023	$-270,402.64
August 31, 2023	$-64,359.04
September 30, 2023	$-42,384.57

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

Dated: November 13, 2023

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

