Form 10-K
period 2023-12-31
Altegris Winton Futures Fund, L.P.
filed 2024-03-29
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

AlphaMax Distributors, L.L.C. (“AlphaMax”), filed to withdraw its regulatory registrations in November 2023. Prior to November 2023, AlphaMax was an affiliate of the General Partner (previously known as Altegris Investments, L.L.C and as Altegris Distributors LLC), which served as a selling agent of the Interests and acted as the Partnership’s introducing broker until January 1, 2011, when Altegris Futures L.L.C. (“Altegris Futures”) replaced AlphaMax as the Partnership’s introducing broker. On December 31, 2014, Altegris Futures merged with and into its affiliate, Altegris Clearing Solutions, L.L.C. Altegris Clearing Solutions, L.L.C. is registered with the CFTC as an Introducing Broker (“Clearing Solutions” or the “Introducing Broker”).

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

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended

As of January 31, 2024, the aggregate net asset value of the Interests in the Partnership before redemptions was $15,981,772. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

SGAS paid, during 2023, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

Trading in Options May Result in Significant Losses for the Partnership

Part of the Partnership’s trading may be in options and options on futures contracts. Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different. For example, if the Partnership buys an option (either to sell or purchase a contract), it will pay a “premium” representing the market value of the option. Unless it becomes profitable to exercise or offset the option before it expires, the Partnership will lose the entire amount of the premium. On the other hand, if the Partnership sells an option (either to sell or purchase a futures contract), its broker credits the premium, but the Partnership must deposit margin in case the option is exercised. Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received). Commodity options trading on exchanges is regulated by both the CFTC and those exchanges. The Partnership did not engage in the trading of options and options on futures contracts during the fiscal years ended December 31, 2023 and December 31, 2022.

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

As of January 31, 2024 the Partnership had 319 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2023:

Month Ended	Amount Redeemed
October 31, 2023	$138,611
November 30, 2023	$178,899
December 31, 2023	$83,090
Total	$400,600

ITEM 6: SELECTED FINANCIAL DATA

Revenue:	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Total net realized and unrealized gains (losses)	$1,213,261	$3,347,658	$2,402,092	$(14,550,091)	$2,673,076	$(2,193,035)
Interest Income	740,136	227,692	126	298,451	2,252,803	2,660,453
Expenses:
Management fee	189,533	221,398	292,645	673,925	1,112,335	1,598,989
Advisory fee	152,340	179,765	241,892	645,964	1,025,526	1,449,919
Administrative fee	44,662	51,465	65,387	130,564	228,982	330,996
Service fees	156,180	186,665	250,299	552,827	1,069,725	1,558,070
Incentive fee	145,792	102,565	5,069	–	122,089	111,204
Professional fees	85,054	83,479	84,105	217,310	569,540	805,372
Brokerage commissions	243,725	289,841	387,225	1,027,303	1,624,810	2,290,596
Offering expense (1)	–	–	–	–	–	–
Interest expense	1,715	7,349	27,789	26,860	10,719	16,999
Other expenses	12,266	23,318	12,271	33,661	133,137	139,036
Net income (loss)	922,130	2,429,505	1,035,465	(17,560,054)	(970,984)	(7,833,763)
Total assets	$15,847,430	$17,615,950	$20,510,384	$38,625,784	$95,213,072	$130,732,759
Total Net Asset Value	$15,622,566	$17,415,221	$19,579,503	$32,495,249	$91,763,009	$126,006,040

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2023 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2023

During 2023, the Partnership reported a net realized and unrealized gain of $969,536 from all trading; gains of $972,033 from trading of derivatives including brokerage commissions of $243,725. The Partnership accrued total expenses of $787,542, including $145,792 in incentive fees, $189,533 in management fees paid to the General Partner, and $452,217 in service and professional fees. The Partnership earned $740,136 in interest income during 2023. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2023 is set forth below.

Fourth Quarter 2023. The Partnership generated gains for calendar year 2023 despite a decline in the benchmark SG Trend Index. The Partnership’s diversifying signals, effective risk management during the March bond reversal, and a tilt to slower models in most sectors helped drive the outperformance. Against this backdrop, diversifying systematic macro signals provided valuable diversification and drove profits over the year, despite a modest 25% risk allocation. Most styles of non-trend signal contributed positively, with commodities mean reversion, systems based on market dynamics and fundamental models leading the way. Results in trend following, on the other hand, were negative overall as gains in agriculture and energies were cancelled out by losses in fixed income and metals.

From a sector perspective, agricultural commodities were the top-performing sector over the year. Long cocoa and sugar positions – along with short exposure to hogs and wheat drove the gains in the sector. Signs of improving demand and the expectations of poor harvests across growing regions sent the price of several soft commodities soaring in 2023. US natural gas was the top individual contributor in the energy sector and downtrends in power, coal and other regional gas markets drove the profits in trend following. Currencies were another bright spot as short exposure to the Japanese yen versus 16 different pairs − most notably, the euro, US dollar and British pound − explained most of the fund’s profits in currencies. Other positive contributors in currencies included the Chinese yuan, Mexican peso and Brazilian real.

At the other end of the spectrum, fixed income was the most notable detractor, as the downtrend in fixed income since 2022 ended abruptly in March, with fears of a US regional banking crisis. The incorporation of correlation risk measures meant that the Partnership avoided the industry’s historic losses across March 10 and 13. The longer-term downtrend in bonds resumed over the subsequent six months, with the Partnership benefiting as it maintained net short exposure to the sector. However, the Partnership gave back profits in the final quarter amid renewed optimism for interest rate cuts. Elsewhere, mostly range-bound trading in metals and industrials weighed on returns. Trend-following generated profits in stock indices, due to long positions in Japan and short positions in China. Japan’s Nikkei 225 index climbed to a 33-year high in 2023, buoyed by the country’s easy monetary policy and corporate governance reforms.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2023.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amount of trading VaR associated with the Partnership’s open positions by market category for the year ended December 31, 2023. During 2023, the Partnership’s average capitalization was $15,988,721.

	Fiscal Year 2023
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Interest Rates	$284,261	1.78%	$513,679	$54,844
Commodities	$282,151	1.76%	$315,899	$248,403
Currencies	$236,152	1.48%	$319,442	$152,861
Equities	$308,668	1.93%	$340,331	$277,005
Total	$1,111,232	*4.41%

*Percentage total does not foot due to rounding.

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts during the fiscal year. Average capitalization is the average of the Partnership’s capitalization at the end of each quarter during the fiscal year 2023.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2023, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2023.

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

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2023	2023	2023	2023
Interest Income:	$210,984	$201,085	$173,083	$154,984
Net realized and unrealized gains (losses):	(505,905)	452,769	1,236,603	(213,931)
Expenses:	153,940	251,796	215,310	166,496
Net Income (Loss):	(448,862)	402,059	1,194,376	(225,443)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2022	2022	2022	2022
Interest Income:	$136,097	$71,382	$20,213	$–
Net realized and unrealized gains (losses):	(840,563)	463,942	993,693	2,440,745
Expenses:	169,751	265,401	210,922	209,930
Net Income (Loss):	(874,217)	269,923	802,984	2,230,815

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a)	The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2023, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of securities by directors, officers and employees, that are considered reasonably designed to promote compliance with insider trading laws, rules and regulations. There were no changes in the General Partner’s insider trading policies and procedures during the quarter and year ended December 31, 2023.

During the year ended December 31, 2023, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to affiliates of the General Partner). During the fiscal year ended December 31, 2023: (a) the General Partner was an indirect subsidiary (through intermediate holding companies) of Continuum Capital Managers LLC (“Continuum”) and AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Mathew C. Osborne, the General Partner’s sole Manager, Chief Executive Officer and Chief Investment Officer.

Matthew C. Osborne (born 1964) was appointed Chief Executive Officer of the General Partner in February 2021, and Chief Investment Officer of the General Partner in January 2016. Mr. Osborne has served as a manager of the General Partner (or a director of the General Partner’s predecessor entity, APM) since July 2002. He has also served as a Vice President of APM (July 2002 to January 2011), an Executive Vice President of the General Partner (January 2011 to June 2015) and as Co- President of the General Partner (June 2015 to January 2016). Mr. Osborne since February 2021 serves as the Chief Executive Officer of Clearing Solutions. He has also been (1) Executive Vice President (December 2008 to June 2015), Co-President (June 2015 to January 2016), and Chief Investment Officer of Clearing Solutions (January 2016 to present (2) a manager Better Outcome (September 2021 to present).

None of the individuals listed above currently serves as a director of a public company.

(ii)	Identification of Certain Significant Employees

None.

(iii)	Family Relationships

None.

(iv)	Business Experience

None.

(v)	Involvement in Certain Legal Proceedings

None.

(vi)	Promoters and Control Persons

Not Applicable.

(b)	Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

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

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees. None of the principals, officers, or employees of the General Partner or previously AlphaMax receives or received compensation from the Partnership. All persons serving in the capacity of officers or executives of the General Partner, the general partner of the Partnership, are or were compensated by AlphaMax and/or an affiliate in respect of their respective positions with such entities. The General Partner receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests; as well as, 0.0625% (0.75% annually) of all Original Class A Interests, 0.146% (1.75% annually) of all Original Class B Interests, and currently 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests of the Partnership’s management net asset value. The General Partner also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

AlphaMax filed to withdraw its regulatory registrations in November 2023. Prior to November 2023, AlphaMax received continuing monthly compensation from the Partnership equal to 1/12 of 2% of the month-end net asset value of Class A Interests sold by AlphaMax.

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

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of January 31, 2024, the General Partner’s general partner interest in the Partnership was valued at $3,750 which constituted 0% of the Partnership’s total assets. As of January 31, 2024, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $189,533 for the year ended December 31, 2023. The Partnership paid to the General Partner administrative fees totaling $ 44,662 for the year ended December 31, 2023.

The Partnership paid to AlphaMax monthly continuing compensation of $71 for the year ended December 31, 2023. Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $98,081 and $81,120 respectively for the year ended December 31, 2023. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2023 the Partnership paid monthly brokerage charges of $202,660.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Spicer Jefferies LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2022 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Spicer Jeffries LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2023.

FEE CATEGORY	2023	2022
Audit Fees	$19,500	$19,500
Audit-Related Fees	7,500	7,500
Tax Fees	22,500	22,500
All Other Fees	–	–
TOTAL FEES	$49,500	$49,500

Audit Fees and Audit-Related Fees consist of fees paid for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements. 2022 Audit Fees and Audit-Related Fees were paid to Spicer Jeffries LLP .

Tax Fees for 2023 consist of non-audit fees paid to Fleming Fund Services for professional services rendered in connection with tax compliance and Partnership income tax return filings. Tax Fees for 2022 were paid to Fleming Fund Services.

The managers of the General Partner pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements and balance sheets required by this Item are included herewith, beginning after the signature page hereof, and are incorporated into this Item 15.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

**4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

*10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.*** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

*10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC**** and Altegris Investments, Inc.

*10.3	Form of Selling Agency Agreement

10.4	Insider Trading Policy

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

*****101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*****101.SCH	Inline XBRL Taxonomy Extension Schema Document
*****101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*****101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*****101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*****101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*****104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

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

Dated: March 29, 2024	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	March 29, 2024

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

F-1

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

_________________

TABLE OF CONTENTS

_________________

ALTEGRIS WINTON FUTURES FUND, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

_________________

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2023, 2022 and 2021 is accurate and complete.

/s/ Matthew C. Osborne
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Matthew C. Osborne, Chief Executive Officer

SPICER JEFFRIES LLP

Certified Public Accountants

4601 DTC BOULEVARD • SUITE 700

DENVER, COLORADO 80237

TELEPHONE: (303) 753-1959

FAX: (303) 753-0338

www.spicerjeffries.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Altegris Winton Futures Fund, L.P.

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments as of December 31, 2023, and 2022, and the related statements of income (loss) and the changes in partners’ capital (net asset value) for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023, and 2022, and the results of its operations and changes in its partners’ capital (net asset value) for the years then ended in conformity with accounting principles generally accepted in the United States of America. The statement of financial condition, including the condensed schedule of investments, as of December 31, 2021, and the related statements of income (loss) and the changes in partners’ capital (net asset value) for the years ended December 31, 2021, for the Partnership, were audited by other auditors whose report, dated March 29, 2022, expressed an unqualified opinion on those statements.

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

Denver, Colorado

March 29, 2024

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2023 AND DECEMBER 31, 2022

_________________

	2023	2022
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$3,882,471	$3,651,929
Segregated cash	654,879	943,336
Segregated foreign currency (cost - $243,314 and $126,967)	248,240	126,106
Net unrealized gain on open forward contracts	–	14,480
Net unrealized gain on open futures contracts	62,896	289,211
Total assets in commodity broker account	4,848,486	5,025,062

Investment securities, at fair value (cost - $10,754,640 and $12,366,052)	10,782,617	12,375,933
Cash	216,327	214,955

Total assets	$15,847,430	$17,615,950

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$15,788	$–
Total liabilities in commodity broker account	15,788	–

Redemptions payable	83,090	80,306
Commissions payable	19,133	21,757
Management fee payable	15,532	16,935
Service fees payable	26,559	16,409
Advisory fee payable	12,436	13,813
Administrative fee payable	3,661	3,935
Other liabilities	48,665	47,574

Total liabilities	224,864	200,729

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,661	3,412
Limited Partners	15,618,905	17,411,809

Total partners’ capital (Net Asset Value)	15,622,566	17,415,221

Total liabilities and partners’ capital	$15,847,430	$17,615,950

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2023

_________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Mar 24 - May 24	40	$108,140	0.69%
Currencies	Mar 24	39	18,198	0.12%
Energies	Apr 24 - Dec 24	3	(21,265)	(0.14)%
Interest Rates	Mar 24 - Sep 26	12	8,927	0.06%
Metals	Feb 24 - Apr 24	40	35,878	0.23%
Stock Indices	Jan 24- Mar 24	47	41,883	0.27%

Total long futures contracts		181	191,761	1.23%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 24- June 24	48	19,881	0.13%
Currencies	Mar 24	28	(35,696)	(0.23)%
Energies	Mar 24- Dec 24	22	1,389	0.01%
Interest Rates	Mar 24- Sep 25	31	(54,374)	(0.35)%
Metals	Mar 24	17	(22,651)	(0.14)%
Stock Indices	Jan 24- Mar 24	31	(37,414)	(0.24)%

Total short futures contracts		177	(128,865)	(0.82)%

Total futures contracts			$62,896	0.41%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		$7,872	0.05%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		(23,660)	(0.15)%

Total forward currency contracts			$(15,788)	(0.10)%

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$10,800,000	Jan-24	Treasury bills	$10,782,617	69.02%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2022

_________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Feb 23 - May 23	129	$160,798	0.92%
Currencies	Mar 23	15	(2,619)	(0.02)%
Energies	June 23 - Dec 23	2	(16,006)	(0.09)%
Interest Rates	Mar 23 - Jun 23	6	412	0.00%
Metals	Jan 23 - Apr 23	22	45,840	0.27%
Stock Indices	Jan 23 - Mar 23	27	(34,192)	(0.20)%

Total long futures contracts		201	154,233	0.88%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 23 - May 23	22	(15,473)	(0.09)%
Currencies	Mar 23	34	(77,390)	(0.44)%
Energies	Feb 23 - Mar 23	7	33,180	0.19%
Interest Rates	Mar 23 - Dec 25	188	196,672	1.13%
Metals	Jan 23 - Feb 23	3	(14,888)	(0.09)%
Stock Indices	Jan 23 - Mar 23	27	12,877	0.08%

Total short futures contracts		281	134,978	0.78%

Total futures contracts			$289,211	1.66%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 23 - Mar 23		$21,701	0.12%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 23 - Mar 23		(7,221)	(0.04)%

Total forward currency contracts			$14,480	0.08%

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$12,400,000	Jan-23	Treasury bills	$12,375,933	71.06%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

YEAR ENDED DECEMBER 31, 2023, 2022 AND 2021

_________________

	2023	2022	2021
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$1,472,341	$3,051,811	$3,587,942
Net change in unrealized	(256,583)	295,979	(1,175,965)
Brokerage commissions	(243,725)	(289,841)	(387,225)

Net gain from trading derivatives contracts	972,033	3,057,949	2,024,752

Gain (loss) on trading of foreign currency
Net realized	(8,284)	1,483	11,433
Net change in unrealized	5,787	(1,615)	(21,339)

Net loss from trading of foreign currency	(2,497)	(132)	(9,906)

Total trading gains	969,536	3,057,817	2,014,846

NET INVESTMENT LOSS
Income
Interest income	740,136	227,692	126

Expenses
Management fee	189,533	221,398	292,695
Service fee	156,180	186,665	250,299
Advisory fee	152,340	179,765	241,892
Professional fees	85,054	83,479	84,105
Administrative fee	44,662	51,465	65,387
Incentive fee	145,792	102,565	5,069
Interest expense	1,715	7,349	27,789
Other expenses	12,266	23,318	12,271

Total expenses	787,542	856,004	979,507

Net investment loss	(47,406)	(628,312)	(979,381)

NET INCOME	$922,130	$2,429,505	$1,035,465

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

_________________

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2020	$2,777,153	$155,990	$16,445,631	$7,582,715	$5,530,827	$2,933	$32,495,249

Transfers	(1,057,136)	1,057,136	(1,680,816)	1,680,816	–	–	–

Capital withdrawals	(610,189)	(344,258)	(5,171,193)	(3,534,578)	(4,290,993)	–	(13,951,211)

From operations:
Net investment loss	(43,421)	(19,920)	(617,375)	(220,352)	(78,214)	(99)	(979,381)
Net realized gain from investments (net of brokerage commissions)	238,969	49,639	1,585,100	809,463	528,663	316	3,212,150
Net change in unrealized loss from investments	(102,237)	(12,605)	(619,835)	(258,841)	(203,656)	(130)	(1,197,304)
Net income for the year ended December 31, 2021	93,311	17,114	347,890	330,270	246,793	87	1,035,465

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Balances at December 31, 2021	$1,203,139	$885,982	$9,941,512	$6,059,223	$1,486,627	$3,020	$19,579,503

Transfers	–	–	(163,609)	163,609	–	–	–

Capital withdrawals	(389,804)	(219,255)	(3,043,064)	(727,118)	(214,546)	–	(4,593,787)

From operations:
Net investment loss	(29,654)	(15,221)	(394,781)	(162,495)	(26,073)	(88)	(628,312)
Net realized gain from investments (net of brokerage commissions)	168,197	122,580	1,345,529	918,764	207,926	457	2,763,453
Net change in unrealized gain from investments	21,904	10,832	182,675	56,789	22,141	23	294,364
Net income for the year ended December 31, 2022	160,447	118,191	1,133,423	813,058	203,994	392	2,429,505

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE) (continued)

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

_________________

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

Capital withdrawals	–	(193,086)	(1,394,236)	(514,447)	(613,016)	–	(2,714,785)

From operations:
Net investment gain (loss)	2,723	8,837	(101,629)	29,319	13,304	40	(47,406)
Net realized gain from investments (net of brokerage commissions)	76,871	51,184	548,269	470,827	72,911	270	1,220,332
Net change in unrealized loss from investments	(17,217)	(9,300)	(114,313)	(100,290)	(9,615)	(61)	(250,796)
Net income for the year ended December 31, 2023	62,377	50,721	332,327	399,856	76,600	249	922,130

Balances at December 31, 2023	$1,036,159	$642,553	$6,806,353	$6,194,181	$939,659	$3,661	$15,622,566

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

_________________

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2023, 2022 and 2021 and reported amounts of income and expenses for the years ended December 31, 2023, 2022 and 2021, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

_________________

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2023 and 2022, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the years December 31, 2023 and 2022.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as December 31, 2023 and 2022:

December 31, 2023	Level 1	Level 2	Level 3	Balance as of December 31, 2023
Assets:
Futures contracts (1)	$346,095	$–	$–	$346,095
Forward currency contracts (1)	–	7,872	–	7,872
US Government securities	10,782,617	–	–	10,782,617

	$11,128,712	$7,872	$–	$11,136,584

Liabilities:
Futures contracts (1)	$(283,199)	$–	$–	$(283,199)
Forward currency contracts (1)	–	(23,660)	–	(23,660)

	$(283,199)	$(23,660)	$–	$(306,859)

				Balance as of
December 31, 2022	Level 1	Level 2	Level 3	December 31, 2022
Assets:
Futures contracts (1)	$513,674	$–	$–	$513,674
Forward currency contracts (1)	–	21,701	–	21,701
U.S. Government securities	12,375,933	–	–	12,375,933

	$12,889,607	$21,701	$–	$12,911,308

Liabilities:
Futures contracts (1)	$(224,463)	$–	$–	$(224,463)
Forward currency contracts (1)	–	(7,221)	–	(7,221)

	$(224,463)	$(7,221)	$–	$(231,684)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the years ended December 31, 2023 and 2022, there were no Level 3 securities.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2023 and 2022, the Partnership’s segregated cash balance on the Statements of Financial Condition of $654,879 and $943,336, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2023 and 2022, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $248,240 and $126,106, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

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

As of December 31, 2023 and 2022, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2023 and 2022 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2023 and 2022 are reflected within the Condensed Schedules of Investments.

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

_________________

NOTE 2 - PARTNERS’ CAPITAL

A.      Capital Accounts and Allocation of Income and Losses

The Partnership accounts for subscriptions and redemptions on a per partner capital account basis.

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Class A Interests, Class B Interests and Institutional Interests. Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”). Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008. Income or loss (prior to management fees, administrative fees, service fees and incentive fees) are allocated pro rata among the Limited Partners based on their respective capital accounts as of the end of each month, in which the items accrue pursuant to the terms of the Partnership’s Agreement. Original Class A Interests, Original Class B Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fees, administrative fee, service fee and incentive fee in accordance with the Agreement.

No Limited Partner of the Partnership shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contributions, except as may be required by law.

B.      Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2023, 2022 and 2021.

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

Total Management Fees earned by the General Partner, for the years ended December 31, 2023, 2022 and 2021 are shown on the Statements of Income (Loss) as a Management Fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2023, 2022 and 2021 administrative fees for Class A Interests were $24,083, $29,900 and $41,688, respectively and administrative fees for Class B Interests were $20,579, $21,565 and $23,699 respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C.

AlphaMax Distributors, L.L.C. (“AlphaMax”), filed to withdraw its regulatory registrations in November 2023. Prior to November 2023, AlphaMax was an affiliate of the General Partner (previously known as Altegris Investments, L.L.C. and Altegris Distributors, L.L.C.), is a registered broker-dealer with the SEC and a Delaware limited liability company. Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker. In May 2021, Altegris Investments, L.L.C. changed its name to Altegris Distributors, L.L.C. and in December 2021, changed its name to AlphaMax Distributors, L.L.C.

Prior to November 2023, AlphaMax had entered into a selling agreement with the Partnership whereby it received 2% per annum as continuing compensation for Class A Interests sold by AlphaMax that are outstanding at month end. The Partnership’s introducing broker receives a portion of the commodity brokerage commissions paid by the Partnership to the Clearing Broker and interest income retained by the Clearing Broker. Additionally, the Partnership pays to its clearing brokers and its introducing broker, at a minimum, brokerage charges at a flat rate of 0.125% (1.5% annually) of the Partnership’s management fee net asset value. Brokerage charges may exceed the flat rate described above, depending on commission and trading volume levels, which may vary.

At December 31, 2023 and 2022, the Partnership had commissions and brokerage fees payable to its introducing broker of $16,985 and $18,865, respectively, and service fees payable to AlphaMax of $0 and $0, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the years ended December 31, 2023, 2022 and 2021:

	Year ended	Year ended	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021

Altegris Clearing Solutions - Brokerage Commission fees	$202,784	$251,245	$322,021
AlphaMax - Service fees	71	181	182
Total	$202,855	$251,426	$322,203

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the years ended December 31, 2023, 2022 and 2021 are shown on the Statements of Income (Loss).

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the years ended December 31, 2023, 2022 and 2021 advisory fees for Class A were $72,978, $90,607 and $126,327, respectively, advisory fee for Class B Interests were $62,362, $65,349 and $71,814, respectively, advisory fee for Original Class B Interests were $6,827, $8,731 and $7,945, respectively, advisory fee for Institutional Interests were $10,143, $15,078 and $35,806, respectively and advisory fee for General Partner’s Interest were $30, $0 and $0, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2023, 2022 and 2021, service fees for General Partner’s Interest, were $11, $251 and $55, respectively, service fees for Class A Interests were $135,741, $164,320 and $225,880, respectively, service fees for Original Class A Interests were $20,428, $22,094 and $24,364, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

_________________

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

The following presents the fair value of derivatives contracts at December 31, 2023 and 2022. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2023

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$171,417	$(43,396)	$128,021
Currencies	19,038	(36,536)	(17,498)
Energies	14,100	(33,976)	(19,876)
Interest Rates	9,078	(54,525)	(45,447)
Metals	82,003	(68,776)	13,227
Stock Indices	50,459	(45,990)	4,469

Total Futures Contracts	$346,095	$(283,199)	$62,896

Forward Currency Contracts	$7,872	$(23,660)	$(15,788)

Total Gross Fair Value of Derivatives Contracts	$353,967	$(306,859)	$47,108

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2023, 2022 and 2021.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year Ended December 31, 2023

Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$886,515	$(17,304)
Currencies	140,276	62,511
Energies	215,437	(37,050)
Interest Rates	128,510	(242,531)
Metals	(160,628)	(17,725)
Stock Indices	164,321	25,784

Total Futures Contracts	$1,374,431	$(226,315)	$45,880,739	(1)

Forward Currency Contracts	$97,910	$(30,268)	$3,191,100	(2)

Total Gain (loss) from Derivatives Contracts	$1,472,341	$(256,583)

Year Ended December 31, 2022

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$35,442	$161,839
Currencies	1,176,414	(69,083)
Energies	879,081	10,116
Interest Rates	1,414,280	195,928
Metals	140,257	65,510
Stock Indices	(495,282)	(74,281)

Total Futures Contracts	$3,150,192	$290,029	$42,530,145	(1)

Forward Currency Contracts	$(98,381)	$5,950	$4,398,771	(2)

Total Gain from Derivatives Contracts	$3,051,811	$295,979

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Year Ended December 31, 2021

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$7,872	$(7,872)	$–	$–	$–	$–

Total	$7,872	$(7,872)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

Total	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Total	$21,701	$(7,221)	$14,480	$–	$–	$14,480

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2022				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$7,221	$(7,221)	$–	$–	$–	$–

Total	$7,221	$(7,221)	$–	$–	$–	$–

(1)	The Partnership posted additional collateral of $62,019 as of December 31, 2023 and $108,370 for December 31, 2022 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2023, 2022 and 2021.

This information has been derived from information presented in the financial statements.

	Year ended December 31, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	7.36%	8.47%	5.62%	7.58%	8.47%
Incentive fees	(0.95)%	(0.97)%	(0.94)%	(0.96)%	(0.97)%

Total return after incentive fees	6.41%	7.50%	4.68%	6.62%	7.50%

Ratio to average net asset value
Expenses prior to incentive fees	3.39%	2.36%	5.05%	3.19%	2.36%
Incentive fees	0.92%	0.89%	0.89%	0.91%	0.83%

Total expenses	4.31%	3.25%	5.94%	4.10%	3.19%

Net investment income (loss) (1)	1.19%	2.19%	(0.50)%	1.38%	2.15%

	Year ended December 31, 2022
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	13.70%	14.69%	11.72%	13.75%	14.69%
Incentive fees	(0.65)%	(0.71)%	(0.58)%	(0.63)%	(0.72)%

Total return after incentive fees	13.05%	13.98%	11.14%	13.12%	13.97%

Ratio to average net asset value
Expenses prior to incentive fees	3.22%	2.34%	5.00%	3.17%	2.34%
Incentive fees	0.55%	0.61%	0.50%	0.55%	0.62%

Total expenses	3.77%	2.95%	5.50%	3.72%	2.96%

Net investment (loss) (1)	(2.05)%	(1.13)%	(3.86)%	(1.93)%	(1.11)%

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_________________

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2023 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2024 through March 29, 2024, the Partnership had $0 subscriptions and had redemptions of $684,537.

