Form 10-K/A
period 2023-12-31
Altegris Winton Futures Fund, L.P.
filed 2024-04-11
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Altegris Winton Futures Fund, L.P. (the “Partnership”, “we”, or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Filing”), to incorporate the Report of Independent Registered Public Accounting Firm of the Partnership’s predecessor accounting firm, Deloitte & Touche LLP, into Part IV. Item 15. Deloitte & Touche LLP served as the Partnership’s auditor for the year-ended December 31, 2021.

For convenience and ease of reference, the Partnership is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Form 10-K Amendment is as of March 29, 2024, the filing date of the original Annual Report. Except as stated herein, this Form 10-K Amendment does not reflect events or transactions occurring after such filing date and does not contain any modifications or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Designation	Description
*3.1	Certificate of Formation of Altegris Winton Futures Fund, L.P.

***4.1	Third Amended and Restated Agreement of Limited Partnership of Altegris Winton Futures Fund, L.P.

**10.1	Advisory Contract between Altegris Winton Futures Fund, L.P., Rockwell Futures Management, Inc.**** and Winton Capital Management Limited and Amendment thereto dated June 1, 2008

**10.2	Introducing Broker Clearing Agreement between Fimat USA, LLC***** and Altegris Investments, Inc.

**10.3	Form of Selling Agency Agreement

*10.4	Insider Trading Policy

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Financial Executive Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

******101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
******101.SCH	Inline XBRL Taxonomy Extension Schema Document
******101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
******101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
******101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
******101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
******104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

____________________

* This exhibit is incorporated by reference to the exhibit of the same number and description filed with the registrant’s Annual Report on Form 10-K (File No. 000-53348) filed on March 29, 2024.

** These exhibits are incorporated by reference to the exhibits of the same numbers and descriptions filed with the Partnership’s Registration Statement (File No. 000-53348) filed on July 30, 2008 on Form 10-12G under the Securities Exchange Act of 1934.

*** This exhibit is incorporated by reference to the exhibit of the same number and description filed with the registrant’s Annual Report on Form 10-K (File No. 000-53348) filed on March 31, 2015.

**** Rockwell Futures Management, Inc. became Altegris Portfolio Management, Inc., which merged with and into Altegris Advisors, L.L.C.

***** Fimat USA, LLC became Newedge USA, LLC, which merged with and into SG Americas Securities, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2024	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	April 11, 2024

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

Denver, Colorado

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partner and Limited Partners of Altegris Winton Futures Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements income (loss) and changes in partners’ capital (net asset value), of Altegris Winton Futures Fund, L.P. (the “Fund”) for the year ended December 31, 2021 and the related notes. In our opinion, the financial statements present fairly, in all material respects, the results of its operations and changes in its partners’ capital (net asset value) for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 29, 2022

We began serving as the Fund’s auditor in 2020. In 2022 we became the predecessor auditor.

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

