Form 10-Q
period 2024-03-31
Altegris Winton Futures Fund, L.P.
filed 2024-05-14
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2024 (Unaudited) AND DECEMBER 31, 2023 (Audited)

_____________________

ASSETS	2024	2023
Equity in commodity broker account:
Cash deposit with broker	$3,867,111	$3,882,471
Segregated cash	982,749	654,879
Segregated foreign currency (cost - $429,950 and $243,314)	425,847	248,240
Net unrealized gain on open forward contracts	535	–
Net unrealized gain on open futures contracts	380,053	62,896
Total assets in commodity broker account	5,656,295	4,848,486

Investment securities, at fair value (cost - $10,750,995 and $10,754,640)	10,774,692	10,782,617
Cash	200,313	216,327

Total assets	$16,631,300	$15,847,430

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$–	$15,788
Total liabilities in commodity broker account	–	15,788

Redemptions payable	316,335	83,090
Commissions payable	18,863	19,133
Management fee payable	15,533	15,532
Service fees payable	26,754	26,559
Advisory fee payable	12,498	12,436
Incentive fee payable	200,509	–
Administrative fee payable	3,657	3,661
Other liabilities	61,520	48,665

Total liabilities	655,669	224,864

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	4,000	3,661
Limited Partners	15,971,631	15,618,905

Total partners’ capital (Net Asset Value)	15,975,631	15,622,566

Total liabilities and partners’ capital	$16,631,300	$15,847,430

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2024 (Unaudited)

_____________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	May 24- Dec 24	52	$184,961	1.16%
Currencies	June 24	50	(35,327)	(0.22)%
Energies	May 24- Dec 25	19	42,696	0.27%
Interest Rates	June 24	4	2,420	0.02%
Metals	June 24 - July 24	24	9,181	0.06%
Stock Indices	Apr 24- June 24	43	90,088	0.56%

Total long futures contracts		192	294,019	1.85%

SHORT FUTURES CONTRACTS:
Agriculture	May 24- Dec 24	73	(19,595)	(0.12)%
Currencies	June 24	73	141,775	0.89%
Energies	June 24- Dec 24	19	40,852	0.26%
Interest Rates	June 24- Mar 27	205	1,004	0.01%
Metals	May 24- July 24	39	(54,731)	(0.34)%
Stock Indices	Apr 24- June 24	22	(23,271)	(0.15)%

Total short futures contracts		431	86,034	0.55%

Total futures contracts			$380,053	2.40%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Apr 24 - June 24		$18,814	0.12%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Apr 24 - June 24		(18,279)	(0.11)%

Total forward currency contracts			$535	0.01%

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$10,800,000	Apr-24	Treasury bills	$10,774,692	67.44%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2023 (Audited)

_____________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Mar 24- May 24	40	$108,140	0.69%
Currencies	Mar 24	39	18,198	0.12%
Energies	Apr 24- Dec 24	3	(21,265)	(0.14)%
Interest Rates	Mar 24- Sep 26	12	8,927	0.06%
Metals	Feb 24 - Apr 24	40	35,878	0.23%
Stock Indices	Jan 24- Mar 24	47	41,883	0.27%

Total long futures contracts		181	191,761	1.23%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 24- June 24	48	19,881	0.13%
Currencies	Mar 24	28	(35,696)	(0.23)%
Energies	Mar 24- Dec 24	22	1,389	0.01%
Interest Rates	Mar 24- Sep 25	31	(54,374)	(0.35)%
Metals	Mar-24	17	(22,651)	(0.14)%
Stock Indices	Jan 24- Mar 24	31	(37,414)	(0.24)%

Total short futures contracts		177	(128,865)	(0.82)%

Total futures contracts			$62,896	0.41%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		$7,872	0.05%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		(23,660)	(0.15)%

Total forward currency contracts			$(15,788)	(0.10)%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$10,800,000	Jan-24	Treasury bills	$10,782,617	69.02%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

_____________________

	2024	2023
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$1,251,957	$85,735
Net change in unrealized	333,480	(233,613)
Brokerage commissions	(59,261)	(62,980)

Net gain (loss) from trading derivatives contracts	1,526,176	(210,858)

Gain (loss) on trading of foreign currency
Net realized	(3,169)	(6,260)
Net change in unrealized	(9,029)	3,187

Net loss from trading of foreign currency	(12,198)	(3,073)

Total trading gains (losses)	1,513,978	(213,931)

NET INVESTMENT INCOME
Income
Interest income	196,804	154,984
Expenses
Incentive fee	203,238	–
Management fee	45,972	48,744
Service fee	36,912	41,386
Advisory fee	36,871	39,541
Professional fees	21,048	21,956
Administrative fee	10,818	11,387
Interest expense	415	641
Other expenses	1,751	2,841

Total expenses	357,025	166,496

Net investment loss	(160,221)	(11,512)

NET INCOME (LOSS)	$1,353,757	$(225,443)

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

_____________________

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

Capital withdrawals	–	(156,666)	(706,656)	(300,263)	(613,017)	–	(1,776,602)

From operations:
Net investment income (loss)	613	2,474	(26,783)	7,821	4,358	5	(11,512)
Net realized gain from investments (net of brokerage commissions)	763	1,405	3,997	6,078	4,249	3	16,495
Net change in unrealized loss from investments	(14,618)	(7,952)	(112,816)	(87,876)	(7,112)	(52)	(230,426)
Net income (loss) for the three months ended March 31, 2023	(13,242)	(4,073)	(135,602)	(73,977)	1,495	(44)	(225,443)

Balances at March 31, 2023	$960,540	$624,179	$7,026,004	$5,934,532	$864,553	$3,368	$15,413,176

Balances at December 31, 2023	$1,036,159	$642,553	$6,806,353	$6,194,181	$939,659	$3,661	$15,622,566

Transfers	–	–	(40,818)	40,818	–	–	–

Capital withdrawals	(180,319)	–	(445,988)	(374,385)	–	–	(1,000,692)

From operations:
Net investment loss	(9,100)	(4,241)	(88,641)	(52,014)	(6,201)	(24)	(160,221)
Net realized gain from investments (net of brokerage commissions)	75,105	50,884	518,540	470,298	74,410	290	1,189,527
Net change in unrealized gain from investments	23,868	12,821	139,881	129,057	18,751	73	324,451
Net income for the year ended March 31, 2024	89,873	59,464	569,780	547,341	86,960	339	1,353,757

Balances at March 31, 2024	$945,713	$702,017	$6,889,327	$6,407,955	$1,026,619	$4,000	$15,975,631

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

_____________________

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

There was an internal structural change in July 2023 as part of an internal reorganization. The following internal restructuring resulted in no change in actual indirect and ultimate ownership and control of the General Partner. The General Partner’s and Altegris Clearing Solutions L.L.C.(“Altegris Clearing Solutions), an affiliate of the General Partner's direct parent company, Altegris Services (“Services”) which was an administrative services affiliate of the General Partner, was dissolved. The General Partner is now wholly-owned by Better Outcome, LLC (Better Outcome), anentity owned and controlled by Continuum Capital Managers LLC (Continuum) and by AV5 Acquisition, LLC (AV5). Continuum is owned byDouglas C. Grip and Steven E. Vanourny. AV5 is owned solely by Matthew Osborne, The General Partner’s Chief Executive Officer and Chief Investment Officer. This internal reorganization resulted in no change in actual indirect and ultimate ownership and control of the General Partner, and had no impact on the Partnership’s financial position or results of operations.

The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the financial statements for the interim period.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2024 and December 2023 and reported amounts of income and expenses for the three months ended March 31, 2024 and 2023, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

_____________________

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2024 and December 31, 2023, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the three months period ended March 31, 2024 and December 31, 2023.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as March 31, 2024 and December 31, 2023:

				Balance as of
March 31, 2024	Level 1	Level 2	Level 3	March 31, 2024
Assets:
Futures contracts (1)	$615,680	$–	$–	$615,680
Forward currency contracts (1)	–	18,814	–	18,814
US Government securities	10,774,692	–	–	10,774,692

	$11,390,372	$18,814	$–	$11,409,186

Liabilities:
Futures contracts (1)	$(235,627)	$–	$–	$(235,627)
Forward currency contracts (1)	–	(18,279)	–	(18,279)

	$(235,627)	$(18,279)	$–	$(253,906)

				Balance as of
December 31, 2023	Level 1	Level 2	Level 3	December 31, 2023
Assets:
Futures contracts (1)	$346,095	$–	$–	$346,095
Forward currency contracts (1)	–	7,872	–	7,872
U.S. Government securities	10,782,617	–	–	10,782,617

	$11,128,712	$7,872	$–	$11,136,584

Liabilities:
Futures contracts (1)	$(283,199)	$–	$–	$(283,199)
Forward currency contracts (1)	–	(23,660)	–	(23,660)

	$(283,199)	$(23,660)	$–	$(306,859)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the period ended March 31, 2024 and the year ended December 31, 2023, there were no Level 3 securities.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2024 and December 31, 2023, the Partnership’s segregated cash balance on the Statements of Financial Condition of $982,749 and $654,879, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2024 and December 31, 2023, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $425,847 and $248,240, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

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

As of March 31, 2024 and December 31, 2023, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2024 and December 31, 2023 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2024 and December 31, 2023 are reflected within the Condensed Schedules of Investments.

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

_____________________

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2024 and 2023.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

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

Total Management Fees earned by the General Partner, for the three months ended March 31, 2024 and 2023 are shown on the Statements of Income (Loss) as a Management Fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2024, administrative fees for Class A Interests and Class B Interests were $5,665 and $5,153, respectively. For the three months ended March 31, 2023, administrative fees for Class A Interests and Class B Interests were $6,261 and $5,126 respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C.

AlphaMax Distributors, L.L.C. (“AlphaMax”), an affiliate of the General Partner (previously known as Altegris Investments, L.L.C. and Altegris Distributors, L.L.C.), was a registered broker-dealer with the SEC and a Delaware limited liability company. AlphaMax filed to withdraw its regulatory registrations in November 2023. Altegris Clearing Solutions, L.L.C. (Altegris Clearing Solutions), an affiliate of the General Partner and an introducing broker registered with the CFTC, is the Partnership’s introducing broker. In May 2021, Altegris Investments, L.L.C. changed its name to Altegris Distributors, L.L.C. and in December 2021, changed its name to AlphaMax Distributors, L.L.C.

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

_____________________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At March 31, 2024 and December 31, 2023, the Partnership had commissions and brokerage fees payable to its introducing broker of $15,125 and $16,985, respectively, and service fees payable to AlphaMax of $0 and $0, respectively. These amounts are included in commissions payable and service fees payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Clearing Solutions for the three months ended March 31, 2024 and 2023:

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Altegris Clearing Solutions - Brokerage Commission fees	$45,258	$50,475
Total	$45,258	$50,475

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three months ended March 31, 2023 and 2023 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three months ended March 31, 2024, advisory fees for Class A, Class B, Original Class B, Institutional Interests and General Partner’s Interest were $17,166, $15,615, $1,657, $2,430 and $3, respectively. For the three months ended March 31, 2023, advisory fees for Class A, Class B, Original Class B, Institutional Interests and General Partner’s Interest were $18,973, $15,535, $1,838, $3,192 and $3, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2024, service fees for General Partner’s Interest, Original Class A and Class A were $0, $5,322 and $31,590, respectively. For the three months ended March 31, 2023, service fees for General Partner’s Interest, Original Class A and Class A were $12, $4,867 and $36,507, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

_____________________

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

The following presents the fair value of derivatives contracts at March 31, 2024 and December 31, 2023. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2024
	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$209,217	$(43,851)	$165,366
Currencies	145,724	(39,276)	106,448
Energies	84,468	(920)	83,548
Interest Rates	39,776	(36,352)	3,424
Metals	45,612	(91,162)	(45,550)
Stock Indices	90,883	(24,066)	66,817

Total Futures Contracts	$615,680	$(235,627)	$380,053

Forward Currency Contracts	$18,814	$(18,279)	$535

Total Gross Fair Value of Derivatives Contracts	$634,494	$(253,906)	$380,588

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2023
	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$171,417	$(43,396)	$128,021
Currencies	19,038	(36,536)	(17,498)
Energy	14,100	(33,976)	(19,876)
Interest Rates	9,078	(54,525)	(45,447)
Metals	82,003	(68,776)	13,227
Stock Indices	50,459	(45,990)	4,469

Total Futures Contracts	$346,095	$(283,199)	$62,896

Forward Currency Contracts	$7,872	$(23,660)	$(15,788)

Total Gross Fair Value of Derivatives Contracts	$353,967	$(306,859)	$47,108

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2024, and 2023.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended March 31, 2024
Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts

Futures Contracts
Agriculture	$810,997	$37,345
Currencies	85,986	123,946
Energies	73,952	103,424
Interest Rates	(43,459)	48,871
Metals	(154,497)	(58,777)
Stock Indices	483,252	62,348

Total Futures Contracts	$1,256,231	$317,157	$50,861,434	(1)

Forward Currency Contracts	$(4,274)	$16,323	$3,794,892	(2)

Total Gain from Derivatives Contracts	$1,251,957	$333,480

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Three Months Ended March 31, 2023
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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of March 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$18,814	$(18,279)	$535	$–	$–	$535

Total	$18,814	$(18,279)	$535	$–	$–	$535

Offsetting the Financial Liabilities and Derivative Liabilities

As of March 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$18,279	$(18,279)	$–	$–	$–	$–

Total	$18,279	$(18,279)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$7,872	$(7,872)	$–	$–	$–	$–

Total	$7,872	$(7,872)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

Total	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

(1)	The Partnership posted additional collateral of $85,107 as of March 31, 2024 and $62,019 for December 31, 2023 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2024, and 2023.

This information has been derived from information presented in the financial statements.

Three months ended March 31, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	10.31%	10.60%	9.89%	10.38%	10.60%
Incentive fees	(1.34)%	(1.35)%	(1.34)%	(1.35)%	(1.35)%

Total return after incentive fees	8.97%	9.25%	8.55%	9.03%	9.25%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.41%	2.34%	5.02%	3.18%	2.34%
Incentive fees (3)	1.28%	1.31%	1.29%	1.29%	1.31%

Total expenses	4.69%	3.65%	6.31%	4.47%	3.65%

Net investment income (loss) (1) (2)	1.58%	2.66%	(0.02)%	1.83%	2.66%

	Three months ended March 31, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.36)%	(1.09)%	(1.77)%	(1.30)%	(1.09)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.36)%	(1.09)%	(1.77)%	(1.30)%	(1.09)%

Ratio to average net asset value
Expenses prior to incentive fees (2)	3.44%	2.36%	5.10%	3.19%	2.35%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.44%	2.36%	5.10%	3.19%	2.35%

Net investment income (loss) (1) (2)	0.25%	1.35%	(1.41)%	0.50%	1.36%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

_____________________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2024 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2024 through May 14, 2024, the Partnership had redemptions of approximately $313,479.

On March 27, 2024, it was announced that the General Partner entered into a definitive agreement (the “Agreement”) with Destra Capital Advisors LLC (“Destra”). As outlined in the agreement, Destra will acquire the investment management contracts for various funds including the Altegris Winton Futures Fund, L.P. The Fund will continue to be advised by Altegris Advisors, L.L.C. until the transaction closes.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2024

During the first quarter of 2024, the Partnership achieved net realized and unrealized gains of $1,513,978 from its trading activities, and net of brokerage commissions of $59,261. The Partnership accrued total expenses of $357,025 including $45,972 in management fees paid to the General Partner, $203,238 in incentive fees, and $107,815 in service, professional fees and all other expenses. The Partnership earned $196,804 in interest income during the first quarter of 2024. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2024 is set forth below.

 The Partnership was up during the first quarter of 2024. Global equities rose to all-time highs during the quarter amid optimism around corporate earnings growth and lower inflation. Yields on government bonds generally rose over the three months as investors scaled back expectations for rate cuts in 2024, and the US dollar strengthened against most major currencies, particularly the Japanese yen. The interest rate differential between the United States and Japan put continued pressure on the yen as the Bank of Japan hiked rates into positive territory for the first time in eight years. Lastly, commodity market performance was mixed. Gold and oil prices saw healthy increases, and cocoa prices doubled after a weather-induced shortage. On the other hand, grain prices fell after better-than-expected harvests, and commodities sensitive to demand from the Chinese property sector – such as iron ore, glass, and steel – declined.

Partnership profits were split between the core trend-following component and the diversifying signals, which continue to contribute positively to the Partnership’s returns despite a lower risk allocation than the trend-following component. Trend following performed strongly as equity indices continued to trend higher. Diversifying signals in agricultural commodities, energies, and currencies boosted returns. Elsewhere, losses from trend-following in fixed income were mitigated by solid performance from diversifying signals.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2024.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2023 are not material.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K, as amended, with the Securities and Exchange Commission on April 11, 2024.

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

Month	Amount Redeemed
January 31, 2024	$450,912.03
February 29, 2024	$1,057,394.54
March 31, 2024	$268,295.41

Item 3: Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4: Mine Safety Disclosure.

Not applicable.

Item 5: Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2024

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

