Form 10-Q
period 2024-06-30
Altegris Winton Futures Fund, L.P.
filed 2024-08-13
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2024 (Unaudited) AND DECEMBER 31, 2023 (Audited)

	2024	2023
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$3,498,188	$3,882,471
Segregated cash	677,311	654,879
Segregated foreign currency (cost - $364,188 and $243,314)	363,025	248,240
Net unrealized gain on open forward contracts	4,468	–
Net unrealized gain on open futures contracts	124,106	62,896
Total assets in commodity broker account	4,667,098	4,848,486

Investment securities, at fair value (cost - $9,961,578 and $10,754,640)	9,983,920	10,782,617
Cash	365,031	216,327

Total assets	$15,016,049	$15,847,430

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$–	$15,788
Total liabilities in commodity broker account	–	15,788

Redemptions payable	43,929	83,090
Commissions payable	18,812	19,133
Management fee payable	14,713	15,532
Service fees payable	37,420	26,559
Advisory fee payable	11,832	12,436
Administrative fee payable	3,462	3,661
Other liabilities	51,734	48,665

Total liabilities	181,902	224,864

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,945	3,661
Limited Partners	14,830,202	15,618,905

Total partners’ capital (Net Asset Value)	14,834,147	15,622,566

Total liabilities and partners’ capital	$15,016,049	$15,847,430

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2024 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Aug 24- Mar 25	19	$36,498	0.25%
Currencies	Sep 24	58	(16,371)	(0.11)%
Energies	Oct 24- Dec 25	13	24,955	0.17%
Interest Rates	Sep-24	2	(5,277)	(0.04)%
Metals	Aug 24- Sep 24	32	(146,878)	(0.99)%
Stock Indices	July 24- Sep 24	20	(2,009)	(0.01)%

Total long futures contracts		144	(109,082)	(0.73)%

SHORT FUTURES CONTRACTS:
Agriculture	Aug 24- Jan 25	52	57,196	0.39%
Currencies	Sep 24	71	74,386	0.50%
Energies	Aug 24- Oct 24	14	17,529	0.12%
Interest Rates	Sep 24- June 27	176	(24,508)	(0.17)%
Metals	Aug 24- Oct 24	27	110,077	0.74%
Stock Indices	July 24- Sep 24	17	(1,492)	(0.01)%

Total short futures contracts		357	233,188	1.57%

Total futures contracts			$124,106	0.84%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	July 24 - Sep 24		$11,494	0.08%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	July 24 - Sep 24		(7,026)	(0.05)%

Total forward currency contracts			$4,468	0.03%

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$10,000,000	Jul-24	Treasury bills	$9,983,920	67.30%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$12,215	$745,372	$1,264,172	$831,107
Net change in unrealized	(252,014)	552,136	81,466	318,523
Brokerage commissions	(59,014)	(59,059)	(118,275)	(122,039)

Net gain (loss) from trading of derivatives contracts	(298,813)	1,238,449	1,227,363	1,027,591

Gain (loss) on trading of foreign currency
Net realized	(7,030)	550	(10,199)	(5,711)
Net change in unrealized	2,940	(2,396)	(6,089)	791

Net loss from trading of foreign currency	(4,090)	(1,846)	(16,288)	(4,920)

Total trading gains (losses)	(302,903)	1,236,603	1,211,075	1,022,671

NET INVESTMENT INCOME (LOSS)
Income
Interest income	199,747	173,083	396,551	328,067

Expenses
Management fee	45,880	46,073	91,852	94,817
Service fee	35,560	38,723	72,472	80,109
Advisory fee	36,954	36,912	73,825	76,453
Professional fees	20,756	22,649	41,804	44,605
Administrative fee	10,806	10,919	21,624	22,306
Incentive fee	1,710	54,547	204,948	54,547
Interest expense	569	622	984	1,263
Other expenses	2,663	4,865	4,414	7,706

Total expenses	154,898	215,310	511,923	381,806

Net investment income (loss)	44,849	(42,227)	(115,372)	(53,739)

NET INCOME (LOSS)	$(258,054)	$1,194,376	$1,095,703	$968,932

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

Capital withdrawals	–	(156,666)	(809,574)	(357,783)	(613,016)	–	(1,937,039)

From operations:
Net investment income (loss)	(656)	3,292	(65,216)	3,341	5,490	10	(53,739)
Net realized gain from investments (net of brokerage commissions)	43,720	29,356	317,601	269,561	42,965	154	703,357
Net change in unrealized gain from investments	19,718	14,371	138,118	123,233	23,806	68	319,314

Net income for the six months ended June 30, 2023	62,782	47,019	390,503	396,135	72,261	232	968,932

Balances at June 30, 2023	$1,036,564	$675,271	$7,449,191	$6,347,124	$935,320	$3,644	$16,447,114

Balances at December 31, 2023	$1,036,159	$642,553	$6,806,353	$6,194,181	$939,659	$3,661	$15,622,566

Transfers	–	–	(40,818)	40,818	–	–	–

Capital withdrawals	(180,319)	(72,470)	(779,693)	(788,905)	(62,735)	–	(1,884,122)

From operations:
Net investment income (loss)	(4,970)	(108)	(87,483)	(23,509)	694	4	(115,372)
Net realized gain from investments (net of brokerage commissions)	71,504	49,229	494,211	449,719	70,760	275	1,135,698
Net change in unrealized gain from investments	7,936	3,228	30,636	31,074	2,498	5	75,377
Net income for the six months ended June 30, 2024	74,470	52,349	437,364	457,284	73,952	284	1,095,703

Balances at June 30, 2024	$930,310	$622,432	$6,423,206	$5,903,378	$950,876	$3,945	$14,834,147

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

Effective September 27, 2021, as part of an internal reorganization, the General Partner and Altegris Clearing Solutions L.L.C. (“Altegris Clearing Solutions), an affiliate of the General Partner, became wholly-owned by their affiliate Altegris Services, L.L.C. (“Services”) (replacing their affiliate Altegris Holdings, L.L.C. as their immediate parent company). Services in turn became wholly-owned by Better Outcome, LLC (“Better Outcome”), a newly formed affiliated entity owned and controlled by Continuum Capital Managers LLC (“Continuum”) and by AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Matthew Osborne, the General Partner’s Chief Executive Officer and Chief Investment Officer. This internal reorganization resulted in no change in actual direct or indirect control and ultimate ownership of the General Partner, and had no impact on the Partnership’s financial position or results of operations. The General Partner entered into a definitive agreement (the “Agreement”) with Destra Capital Advisors LLC (“Destra”) in March 2024. As outlined in the agreement, Destra will acquire the investment management contracts for various funds including the Altegris Winton Futures Fund, L.P. The General Partner and Destra continue to move the acquisition forward. The Fund will continue to be advised by Altegris Advisors, L.L.C. until the transaction closes.

The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of the General Partner, necessary for the fair presentation of the financial statements for the interim period.

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2024 and December 2023 and reported amounts of income and expenses for the three and six months ended June 30, 2024 and 2023, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of June 30, 2024 and December 31, 2023, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the six months period ended June 30, 2024 and December 31, 2023.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as June 30, 2024 and December 31, 2023:

				Balance as of
June 30, 2024	Level 1	Level 2	Level 3	June 30, 2024
Assets:
Futures contracts (1)	$415,707	$–	$–	$415,707
Forward currency contracts (1)	–	11,494	–	11,494
US Government securities	9,983,920	–	–	9,983,920

	$10,399,627	$11,494	$–	$10,411,121

Liabilities:
Futures contracts (1)	$(291,601)	$–	$–	$(291,601)
Forward currency contracts (1)	–	(7,026)	–	(7,026)

	$(291,601)	$(7,026)	$–	$(298,627)

				Balance as of
December 31, 2023	Level 1	Level 2	Level 3	December 31, 2023
Assets:
Futures contracts (1)	$346,095	$–	$–	$346,095
Forward currency contracts (1)	–	7,872	–	7,872
U.S. Government securities	10,782,617	–	–	10,782,617

	$11,128,712	$7,872	$–	$11,136,584

Liabilities:
Futures contracts (1)	$(283,199)	$–	$–	$(283,199)
Forward currency contracts (1)	–	(23,660)	–	(23,660)

	$(283,199)	$(23,660)	$–	$(306,859)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended June 30, 2024 and the year ended December 31, 2023, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2024 and December 31, 2023, the Partnership’s segregated cash balance on the Statements of Financial Condition of $677,311 and $654,879, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2024 and December 31, 2023, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $363,025 and $248,240, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

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

As of June 30, 2024 and December 31, 2023, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2024 and December 31, 2023 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2024 and December 31, 2023 are reflected within the Condensed Schedules of Investments.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2024 and 2023.

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

Total management fee earned by the General Partner, for the three and six months ended June 30, 2024 and 2023 are shown on the Statements of Income (Loss) as a management fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2024, administrative fees for Class A Interests were $5,633 and $11,298, respectively and administrative fees for Class B Interests were $5,173 and $10,326 respectively. For the three and six months ended June 30, 2023, administrative fees for Class A Interests were $5,933 and $12,193, respectively and administrative fees for Class B Interests were $4,986 and $10,113 respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

C.       Altegris Clearing Solutions, L.L.C.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

 C.       Altegris Clearing Solutions, L.L.C. (continued)

At June 30, 2024 and December 31, 2023, the Partnership had commissions and brokerage fees payable to its introducing broker of $15,806 and $16,985, respectively. These amounts are included in commissions payable on the Statements of Financial Condition. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Clearing Solutions for the three and six months ended June 30, 2024 and 2023:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023

Altegris Clearing Solutions - Brokerage Commission fees	$48,326	$93,584	$47,582	$98,057

The amounts above are included in Brokerage Commissions on the Statements of Income (Loss). The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and six months ended June 30, 2024 and 2023 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and six months ended June 30, 2024, advisory fee for Class A were $17,071 and $34,237, respectively, for Class B Interests were $15,674 and $31,289, respectively, for Original Class B Interests were $1,656 and $3,312, respectively, for Institutional Interests were $2,543 and $4,973, respectively and for General Partner’s Interest were $10 and $13, respectively. For the three and six months ended June 30, 2023, advisory fees for Class A were $17,976 and $36,949, respectively, for Class B Interests were $15,110 and $30,645, respectively, for Original Class B Interests were $1,600 and $3,439, respectively, for Institutional Interests were $2,217 and $5,409, respectively and for General Partner’s Interest were $9 and $12, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2024, service fees for General Partner’s Interest, were $nil and $nil, respectively, for Class A Interests were $30,800 and $62,390, respectively, for Original Class A Interests were $4,760 and $10,082, respectively. For the three and six months ended June 30, 2023, service fees for General Partner’s Interest, were $0 and $12, respectively, for Class A Interests were $33,660 and $70,167, respectively, for Original Class A Interests were $5,063 and $9,930, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2024 and December 31, 2023. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2024

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$109,231	$(15,537)	$93,694
Currencies	85,528	(27,513)	58,015
Energies	57,145	(14,661)	42,484
Interest Rates	28,743	(58,528)	(29,785)
Metals	121,485	(158,286)	(36,801)
Stock Indices	13,575	(17,076)	(3,501)

Total Futures Contracts	$415,707	$(291,601)	$124,106

Forward Currency Contracts	$11,494	$(7,026)	$4,468

Total Gross Fair Value of Derivatives Contracts	$427,201	$(298,627)	$128,574

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2024, and 2023.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended June 30, 2024

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$(103,123)	$(71,672)
Currencies	175,384	(48,434)
Energies	(116,373)	(41,064)
Interest Rates	144,991	(33,207)
Metals	(49,971)	8,750
Stock Indices	(18,053)	(70,319)

Total Futures Contracts	$32,855	$(255,946)	$58,321,600	(1)

Forward Currency Contracts	$(20,640)	$3,932	$3,769,848	(2)

Total Gain (loss) from Derivatives Contracts	$12,215	$(252,014)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Six Months Ended June 30, 2024

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$707,875	$(34,327)
Currencies	261,369	75,513
Energies	(42,421)	62,360
Interest Rates	101,532	15,662
Metals	(204,468)	(50,028)
Stock Indices	465,198	(7,970)

Total Futures Contracts	$1,289,085	$61,210	$54,591,517	(1)

Forward Currency Contracts	$(24,913)	$20,256	$3,782,370	(2)

Total Gain from Derivatives Contracts	$1,264,172	$81,466

Three Months Ended June 30, 2023

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$419,620	$(91,230)
Currencies	187,493	204,593
Energies	(53,918)	(39,608)
Interest Rates	(58,532)	347,127
Metals	(37,865)	70,243
Stock Indices	204,136	43,483

Total Futures Contracts	$660,934	$534,608	$44,385,700	(1)

Forward Currency Contracts	$84,438	$17,528	$3,995,744	(2)

Total Gain from Derivatives Contracts	$745,372	$552,136

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of June 30, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$11,494	$(7,026)	$4,468	$–	$–	$4,468

Total	$11,494	$(7,026)	$4,468	$–	$–	$4,468

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$7,026	$(7,026)	$–	$–	$–	$–

Total	$7,026	$(7,026)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$7,872	$(7,872)	$–	$–	$–	$–

Total	$7,872	$(7,872)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

Total	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

(1)	The Partnership posted additional collateral of $96,663 as of June 30, 2024 and $62,019 for December 31, 2023 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2024, and 2023. This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(1.63)%	(1.38)%	(2.04)%	(1.59)%	(1.38)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.63)%	(1.38)%	(2.04)%	(1.59)%	(1.38)%

Ratios to average net asset value
Expenses prior to incentive fees	3.35%	2.36%	5.00%	3.20%	2.36%
Incentive fees	(0.00)%	(0.06)%	(0.00)%	(0.02)%	(0.00)%

Total expenses	3.35%	2.42%	5.00%	3.22%	2.36%

Net investment income (1)	1.73%	2.72%	0.08%	1.89%	2.72%

	Six months ended June 30, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	8.54%	9.09%	7.68%	8.65%	9.09%
Incentive fees	(1.34)%	(1.35)%	(1.34)%	(1.35)%	(1.35)%

Total return after incentive fees	7.20%	7.74%	6.34%	7.30%	7.74%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.39%	2.35%	5.01%	3.19%	2.35%
Incentive fees (3)	1.33%	1.36%	1.30%	1.31%	1.27%

Total expenses	4.72%	3.71%	6.31%	4.50%	3.62%

Net investment income (1) (2)	1.65%	2.69%	0.03%	1.86%	2.69%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	8.27%	8.55%	7.84%	8.33%	8.55%
Incentive fees	(0.36)%	(0.36)%	(0.35)%	(0.36)%	(0.36)%

Total return after incentive fees	7.91%	8.19%	7.49%	7.97%	8.19%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.51%	2.46%	5.17%	3.29%	2.46%
Incentive fees (3)	0.35%	0.36%	0.34%	0.35%	0.36%

Total expenses	3.86%	2.82%	5.51%	3.64%	2.82%

Net investment income (loss) (1) (2)	0.88%	1.93%	(0.77)%	1.10%	1.93%

	Six months ended June 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	6.80%	7.36%	5.93%	6.92%	7.36%
Incentive fees	(0.35)%	(0.36)%	(0.35)%	(0.35)%	(0.36)%

Total return after incentive fees	6.45%	7.00%	5.58%	6.57%	7.00%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.47%	2.41%	5.13%	3.24%	2.40%
Incentive fees (3)	0.35%	0.33%	0.33%	0.34%	0.29%

Total expenses	3.82%	2.74%	5.46%	3.58%	2.69%

Net investment income (loss) (1) (2)	0.57%	1.62%	(1.10)%	0.80%	1.60%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to June 30, 2024 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2024 through August 13, 2024, the Partnership had redemptions of $64,823.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2024

During the second quarter of 2024, the Partnership achieved net realized and unrealized losses of $302,903 from its trading activities, and net of brokerage commissions of $59,014. The Partnership accrued total expenses of $154,898 including $45,880 in management fees paid to the General Partner, $1,710 in incentive fees, and $107,308 in service, professional fees and other expenses. The Partnership earned $199,747 in interest income during the second quarter of 2024. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2024 is set forth below.

Second Quarter 2024. The Partnership was down during the second quarter of 2024. The interaction between expectations for economic growth and interest rates continued to drive price action during the quarter. With US mega-cap technology stocks leading the way, the MSCI World stock index rose 2.6% during the quarter to new highs. Hong Kong, Singaporean, and Indian indices also delivered strong performance. Other segments of the market, notably US small caps, French equities, and the global materials and real estate sectors were more challenged during the quarter. Yields on US 10-year Treasury notes rose above 4.5% again during the first half of the quarter. This hawkish shift in the United States also put pressure on the Japanese yen, which weakened to its lowest level against the dollar since 1986. Other notable currency moves included declines in the Mexican peso and Brazilian real amid concerns about judicial reform from a new government in Mexico and the risk of unsustainable government spending in Brazil. In commodities, metal prices mostly rose over the quarter, while in energies, European power and gas prices soared after an outage at a gas processing plant in Norway. Oil and oil products, on the other hand, were flat to negative. Coffee and US dairy markets posted the most significant gains in the agricultural sector, rising by 20% or more. In contrast, cocoa rose above $11,000 per ton in April before giving back its gains to end the quarter down double digits.

The Partnership’s core trend-following component drove the negative performance in the second quarter due to reversals across energies, agriculture, and equity indices. At the same time, non-trend signals offered negligible diversification in energies and agriculture; they mitigated losses in equity indices and explained a positive performance in fixed income. Currencies were the top-contributing sector due to trend-following and diversifying signals being on the right side of price action. The positive performance in currencies was driven by short exposure to the Japanese yen versus most significant currencies across trend following and diversifying signals. While there was model diversification within the diversifying component, where signals based on market fundamentals and dynamics were primarily long, these were overshadowed by the strongest short carry signals in decades. Meanwhile, the gains in fixed income were driven by a range of diversifying signals, with seasonality performing exceptionally well. However, the trend following was flat in the sector overall due to losses in South Africa and the Czech Republic canceling out profits in the United States, Latin America, and Australia.

Energies and agriculture were the top-detracting sectors, with trend following and diversifying signals on the wrong side of price action. Many oil products were down slightly over the three months, which weighed on the strategy’s net long positioning, while power and carbon emissions reversals detracted from the alternative markets portfolio. In agriculture, longs in hogs and cotton and a short wheat position led the losses. At the same time, a steady reduction in cocoa positions since February meant that most of the year-to-date profits were effectively locked in by the time the market reversed in April. Specialist commodity strategies introduced in the second quarter were a bright spot across the two sectors, particularly a weather-based strategy trading gas and power markets.

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

Six Months Ended June 30, 2024

During the six months ended June 30, 2024, the Partnership achieved net realized and unrealized gains of $1,211,075 from its trading activities, and net of brokerage commissions of $118,275. The Partnership accrued total expenses of $511,923 including $91,852 in management fees paid to the General Partner, $204,948 in incentive fees, and $215,123 in service and professional fees. The Partnership earned $396,551 in interest income during the six months ended June 30, 2023. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2023 is set forth below.

Second Quarter 2024.

The Partnership was down during the second quarter of 2024. The interaction between expectations for economic growth and interest rates continued to drive price action during the quarter. With US mega-cap technology stocks leading the way, the MSCI World stock index rose 2.6% during the quarter to new highs. Hong Kong, Singaporean, and Indian indices also delivered strong performance. Other segments of the market, notably US small caps, French equities, and the global materials and real estate sectors were more challenged during the quarter. Yields on US 10-year Treasury notes rose above 4.5% again during the first half of the quarter. This hawkish shift in the United States also put pressure on the Japanese yen, which weakened to its lowest level against the dollar since 1986. Other notable currency moves included declines in the Mexican peso and Brazilian real amid concerns about judicial reform from a new government in Mexico and the risk of unsustainable government spending in Brazil. In commodities, metal prices mostly rose over the quarter, while in energies, European power and gas prices soared after an outage at a gas processing plant in Norway. Oil and oil products, on the other hand, were flat to negative. Coffee and US dairy markets posted the most significant gains in the agricultural sector, rising by 20% or more. In contrast, cocoa rose above $11,000 per ton in April before giving back its gains to end the quarter down double digits.

The Partnership’s core trend-following component drove the negative performance in the second quarter due to reversals across energies, agriculture, and equity indices. At the same time, non-trend signals offered negligible diversification in energies and agriculture; they mitigated losses in equity indices and explained a positive performance in fixed income. Currencies were the top-contributing sector due to trend-following and diversifying signals being on the right side of price action. The positive performance in currencies was driven by short exposure to the Japanese yen versus most significant currencies across trend following and diversifying signals. While there was model diversification within the diversifying component, where signals based on market fundamentals and dynamics were primarily long, these were overshadowed by the strongest short carry signals in decades. Meanwhile, the gains in fixed income were driven by a range of diversifying signals, with seasonality performing exceptionally well. However, the trend following was flat in the sector overall due to losses in South Africa and the Czech Republic canceling out profits in the United States, Latin America, and Australia.

Energies and agriculture were the top-detracting sectors, with trend following and diversifying signals on the wrong side of price action. Many oil products were down slightly over the three months, which weighed on the strategy’s net long positioning, while power and carbon emissions reversals detracted from the alternative markets portfolio. In agriculture, longs in hogs and cotton and a short wheat position led the losses. At the same time, a steady reduction in cocoa positions since February meant that most of the year-to-date profits were effectively locked in by the time the market reversed in April. Specialist commodity strategies introduced in the second quarter were a bright spot across the two sectors, particularly a weather-based strategy trading gas and power markets.

First Quarter 2024.

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

Month	Amount Redeemed
April 30, 2024	$313,479.13
May 31, 2024	$596,951.40
June 30, 2024	$0.00

Item 3: Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4: Mine Safety Disclosure.

Not applicable.

Item 5: Other Information.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 13, 2024

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

