Form 10-Q
period 2024-09-30
Altegris Winton Futures Fund, L.P.
filed 2024-11-13
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2024 (Unaudited) AND DECEMBER 31, 2023 (Audited)

ASSETS	2024	2023
Equity in commodity broker account:
Cash deposit with broker	$2,590,233	$3,882,471
Segregated cash	1,070,159	654,879
Segregated foreign currency (cost - $230,349 and $243,314)	236,436	248,240
Net unrealized gain on open futures contracts	93,710	62,896
Total assets in commodity broker account	3,990,538	4,848,486

Investment securities, at fair value (cost - $9,661,200 and $10,754,640)	9,696,069	10,782,617
Cash	356,901	216,327

Total assets	$14,043,508	$15,847,430

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$5,672	$15,788
Total liabilities in commodity broker account	5,672	15,788

Redemptions payable	242,896	83,090
Commissions payable	16,855	19,133
Management fee payable	13,570	15,532
Service fees payable	22,975	26,559
Advisory fee payable	10,914	12,436
Administrative fee payable	3,187	3,661
Other liabilities	39,578	48,665

Total liabilities	355,647	224,864

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,761	3,661
Limited Partners	13,684,100	15,618,905

Total partners’ capital (Net Asset Value)	13,687,861	15,622,566

Total liabilities and partners’ capital	$14,043,508	$15,847,430

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2024 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners’ Capital
LONG FUTURES CONTRACTS:
Agriculture	Dec 24 - May 25	44	$64,273	0.47%
Currencies	Dec 24	61	88,324	0.65%
Energies	Jun 25 - Dec 25	4	(21,800)	(0.16)%
Interest Rates	Dec 24 - Sep 27	165	26,458	0.19%
Metals	Dec 24	34	141,108	1.03%
Stock Indices	Oct 24 - Dec 24	22	33,971	0.25%

Total long futures contracts		330	332,334	2.43%

SHORT FUTURES CONTRACTS:
Agriculture	Nov 24 - Mar 25	54	(74,056)	(0.54)%
Currencies	Dec 24	28	(1,173)	(0.01)%
Energies	Nov 24 - Feb 25	45	4,006	0.03%
Interest Rates	Dec 24 - Mar 25	4	84	0.00%
Metals	Oct 24 - Jan 25	35	(140,048)	(1.02)%
Stock Indices	Oct 24 - Dec 24	12	(27,437)	(0.20)%

Total short futures contracts		178	(238,624)	(1.74)%

Total futures contracts			$93,710	0.69%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Oct 24 - Dec 24		$18,604	0.14%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Oct 24 - Dec 24		(24,276)	(0.18)%

Total forward currency contracts			$(5,672)	(0.04)%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners’ Capital

U.S. Government Securities
$9,700,000	Oct-24	Treasury bills	$9,696,069	70.84%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2023 (Audited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners’ Capital
LONG FUTURES CONTRACTS:
Agriculture	Mar 24- May 24	40	$108,140	0.69%
Currencies	Mar 24	39	18,198	0.12%
Energies	Apr 24- Dec 24	3	(21,265)	(0.14)%
Interest Rates	Mar 24- Sep 26	12	8,927	0.06%
Metals	Feb 24 - Apr 24	40	35,878	0.23%
Stock Indices	Jan 24- Mar 24	47	41,883	0.27%

Total long futures contracts		181	191,761	1.23%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 24- June 24	48	19,881	0.13%
Currencies	Mar 24	28	(35,696)	(0.23)%
Energies	Mar 24- Dec 24	22	1,389	0.01%
Interest Rates	Mar 24- Sep 25	31	(54,374)	(0.35)%
Metals	Mar-24	17	(22,651)	(0.14)%
Stock Indices	Jan 24- Mar 24	31	(37,414)	(0.24)%

Total short futures contracts		177	(128,865)	(0.82)%

Total futures contracts			$62,896	0.41%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		$7,872	0.05%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		(23,660)	(0.15)%

Total forward currency contracts			$(15,788)	(0.10)%

INVESTMENT SECURITIES

Face Value	Maturity Date	Description	Fair Value	% of Partners’ Capital

U.S. Government Securities
$10,800,000	Jan-24	Treasury bills	$10,782,617	69.02%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(702,684)	$570,856	$561,488	$1,401,962
Net change in unrealized	(40,536)	(51,130)	40,930	267,393
Brokerage commissions	(53,922)	(60,763)	(172,197)	(182,802)

Net gain (loss) from trading of derivatives contracts	(797,142)	458,963	430,221	1,486,553

Gain (loss) on trading of foreign currency
Net realized	8,729	(3,135)	(1,470)	(8,845)
Net change in unrealized	7,250	(3,058)	1,161	(2,267)

Net gain (loss) from trading of foreign currency	15,979	(6,193)	(309)	(11,112)

Total trading gains (losses)	(781,163)	452,770	429,912	1,475,441

NET INVESTMENT INCOME (LOSS)
Income
Interest income	182,490	201,085	579,041	529,152

Expenses
Management fee	41,879	47,327	133,731	142,144
Service fee	31,936	38,651	104,408	118,760
Advisory fee	33,682	37,922	107,507	114,375
Professional fees	21,498	20,525	63,302	65,130
Administrative fee	9,845	11,184	31,469	33,490
Incentive fee	–	91,245	204,948	145,792
Interest expense	186	250	1,170	1,513
Other expenses	6,373	4,692	10,787	12,398

Total expenses	145,399	251,796	657,322	633,602

Net investment income (loss)	37,091	(50,711)	(78,281)	(104,450)

NET INCOME (LOSS)	$(744,072)	$402,059	$351,631	$1,370,991

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2022	$973,782	$784,918	$7,868,262	$6,308,772	$1,476,075	$3,412	$17,415,221

Capital withdrawals	–	(156,666)	(1,111,306)	(433,197)	(613,016)	–	(2,314,185)

From operations:
Net investment income (loss)	(2,490)	3,819	(107,412)	(4,599)	6,220	12	(104,450)
Net realized gain from investments (net of brokerage commissions)	76,311	50,616	543,471	467,237	72,411	269	1,210,315
Net change in unrealized gain from investments	16,504	12,285	112,454	102,906	20,919	58	265,126

Net income for the nine months ended September 30, 2023	90,325	66,720	548,513	565,544	99,550	339	1,370,991

Balances at September 30, 2023	$1,064,107	$694,972	$7,305,469	$6,441,119	$962,609	$3,751	$16,472,027

Balances at December 31, 2023	$1,036,159	$642,553	$6,806,353	$6,194,181	$939,659	$3,661	$15,622,566

Transfers	–	–	(40,818)	40,818	–	–	–

Capital withdrawals	(180,319)	(72,470)	(1,030,005)	(940,807)	(62,735)	–	(2,286,336)

From operations:
Net investment income (loss)	(1,395)	3,758	(88,456)	1,184	6,600	28	(78,281)
Net realized gain from investments (net of brokerage commissions)	24,271	17,595	173,481	149,965	22,435	74	387,821
Net change in unrealized gain (loss) from investments	6,047	1,983	14,355	19,112	596	(2)	42,091
Net income for the nine months ended September 30, 2024	28,923	23,336	99,380	170,261	29,631	100	351,631

Balances at September 30, 2024	$884,763	$593,419	$5,834,910	$5,464,453	$906,555	$3,761	$13,687,861

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.       General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the “Partnership”) was organized as a Colorado limited partnership in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership (the “Agreement”), as amended and restated from time to time. The Partnership’s general partner is Altegris Advisors, L.L.C. (the “General Partner”). The General Partner has the overall responsibility for the management, operation and administration of the Partnership, including the selection of its commodity trading adviser. The Partnership’s trading activities are conducted pursuant to an advisor contract with Winton Capital Management Limited (the "Advisor"). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of September 30, 2024 and December 2023 and reported amounts of income and expenses for the three and nine months ended September 30, 2024 and 2023, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of September 30, 2024 and December 31, 2023, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the nine months period ended September 30, 2024 and December 31, 2023.

The following table presents information about the Partnership’s assets and liabilities measured at fair value as September 30, 2024 and December 31, 2023:

				Balance as of
September 30, 2024	Level 1	Level 2	Level 3	September 30, 2024
Assets:
Futures contracts (1)	$458,440	$–	$–	$458,440
Forward currency contracts (1)	–	18,604	–	18,604
US Government securities	9,696,069	–	–	9,696,069

	$10,154,509	$18,604	$–	$10,173,113

Liabilities:
Futures contracts (1)	$(364,730)	$–	$–	$(364,730)
Forward currency contracts (1)	–	(24,276)	–	(24,276)

	$(364,730)	$(24,276)	$–	$(389,006)

				Balance as of
December 31, 2023	Level 1	Level 2	Level 3	December 31, 2023
Assets:
Futures contracts (1)	$346,095	$–	$–	$346,095
Forward currency contracts (1)	–	7,872	–	7,872
U.S. Government securities	10,782,617	–	–	10,782,617

	$11,128,712	$7,872	$–	$11,136,584

Liabilities:
Futures contracts (1)	$(283,199)	$–	$–	$(283,199)
Forward currency contracts (1)	–	(23,660)	–	(23,660)

	$(283,199)	$(23,660)	$–	$(306,859)

(1)	See Note 7. "Financial Derivative Instruments" for the fair value in each type of contracts within this category.

For the period ended September 30, 2024 and the year ended December 31, 2023, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of September 30, 2024 and December 31, 2023, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,070,159 and $654,879, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of September 30, 2024 and December 31, 2023, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $236,436 and $248,240, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

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

As of September 30, 2024 and December 31, 2023, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at September 30, 2024 and December 31, 2023 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the Agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at September 30, 2024 and December 31, 2023 are reflected within the Condensed Schedules of Investments.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the nine months ended September 30, 2024 and 2023.

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

Total management fee earned by the General Partner, for the three and nine months ended September 30, 2024 and 2023 are shown on the Statements of Income (Loss) as a management fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and nine months ended September 30, 2024, administrative fees for Class A Interests were $5,097 and $16,395, respectively and administrative fees for Class B Interests were $4,748 and $15,074 respectively. For the three and nine months ended September 30, 2023, administrative fees for Class A Interests were $5,990 and $18,183, respectively and administrative fees for Class B Interests were $5,194 and $15,307 respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

 C.       Altegris Clearing Solutions, L.L.C. (continued)

At September 30, 2024 and December 31, 2023, the Partnership had commissions and brokerage fees payable to its introducing broker of $13,807 and $16,985, respectively. These amounts are included in commissions payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Clearing Solutions for the three and nine months ended September 30, 2024 and 2023:

	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023

Altegris Clearing Solutions - Brokerage Commission fees	$42,868	$136,452	$51,764	$149,821

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fees earned by the Advisor for the three and nine months ended September 30, 2024 and 2023 are shown on the Statements of Income (Loss).

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT (CONTINUED)

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fees earned to the Advisor. For the three and nine months ended September 30, 2024, advisory fee for Class A were $15,447 and $49,683, respectively, for Class B Interests were $14,388 and $45,678, respectively, for Original Class B Interests were $1,518 and $4,830, respectively, for Institutional Interests were $2,319 and $7,293, respectively and for General Partner’s Interest were $10 and $23, respectively. For the three and nine months ended September 30, 2023, advisory fees for Class A were $18,151 and $55,100, respectively, for Class B Interests were $15,740 and $46,385, respectively, for Original Class B Interests were $1,686 and $5,125, respectively, for Institutional Interests were $2,336 and $7,744, respectively and for General Partner’s Interest were $9 and $21, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and nine months ended September 30, 2024, service fees for General Partner’s Interest, were $nil and $nil, respectively, for Class A Interests were $27,470 and $89,859, respectively, for Original Class A Interests were $4,466 and $14,549, respectively. For the three and nine months ended September 30, 2023, service fees for General Partner’s Interest, were $0 and $11, respectively, for Class A Interests were $33,414 and $103,582, respectively, for Original Class A Interests were $5,237 and $15,167, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at September 30, 2024 and December 31, 2023. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

September 30, 2024

Type of Derivatives Contracts	Assets Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Agriculture	$80,393	$(90,176)	$(9,783)
Currencies	93,115	(5,964)	87,151
Energies	44,272	(62,066)	(17,794)
Interest Rates	52,733	(26,191)	26,542
Metals	150,984	(149,924)	1,060
Stock Indices	36,943	(30,409)	6,534

Total Futures Contracts	$458,440	$(364,730)	$93,710

Forward Currency Contracts	$18,604	$(24,276)	$(5,672)

Total Gross Fair Value of Derivatives Contracts	$477,044	$(389,006)	$88,038

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2023
Type of Derivatives Contracts	Assets Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value

Futures Contracts
Agriculture	$171,417	$(43,396)	$128,021
Currencies	19,038	(36,536)	(17,498)
Energy	14,100	(33,976)	(19,876)
Interest Rates	9,078	(54,525)	(45,447)
Metals	82,003	(68,776)	13,227
Stock Indices	50,459	(45,990)	4,469

Total Futures Contracts	$346,095	$(283,199)	$62,896

Forward Currency Contracts	$7,872	$(23,660)	$(15,788)

Total Gross Fair Value of Derivatives Contracts	$353,967	$(306,859)	$47,108

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and nine months ended September 30, 2024, and 2023.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended September 30, 2024

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$141,750	$(103,477)
Currencies	(295,291)	29,138
Energies	113,174	(60,277)
Interest Rates	(225,103)	56,325
Metals	(134,867)	37,859
Stock Indices	(261,690)	10,035

Total Futures Contracts	$(662,027)	$(30,397)	$39,389,668	(1)

Forward Currency Contracts	$(40,657)	$(10,139)	$4,543,781	(2)

Total loss from Derivatives Contracts	$(702,684)	$(40,536)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Nine Months Ended September 30, 2024

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts

Futures Contracts
Agriculture	$849,625	$(137,804)
Currencies	(33,922)	104,649
Energies	70,753	2,082
Interest Rates	(123,571)	71,989
Metals	(339,335)	(12,167)
Stock Indices	203,508	2,065

Total Futures Contracts	$627,058	$30,814	$49,524,234	(1)

Forward Currency Contracts	$(65,570)	$10,116	$4,036,174	(2)

Total Gain from Derivatives Contracts	$561,488	$40,930

Three Months Ended September 30, 2023

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$166,330	$26,693
Currencies	168,343	(121,720)
Energies	53,415	105,021
Interest Rates	186,465	41,962
Metals	(10,046)	15,263
Stock Indices	(17,862)	(60,758)

Total Futures Contracts	$546,645	$6,461	$50,907,778	(1)

Forward Currency Contracts	$24,211	$(57,591)	$2,713,109	(2)

Total Gain (loss) from Derivatives Contracts	$570,856	$(51,130)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Nine Months Ended September 30, 2023

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of September 30, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$18,604	$(18,604)	$–	$–	$–	$–

Total	$18,604	$(18,604)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of September 30, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$24,276	$(18,604)	$5,672	$–	$(5,672)	$–

Total	$24,276	$(18,604)	$5,672	$–	$(5,672)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$7,872	$(7,872)	$–	$–	$–	$–

Total	$7,872	$(7,872)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount
Forward Contracts	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

Total	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

(1)	The Partnership posted additional collateral of $131,906 as of September 30, 2024 and $62,019 for December 31, 2023 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and nine months ended September 30, 2024, and 2023. This information has been derived from information presented in the financial statements.

	Three months ended September 30, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	(4.90)%	(4.66)%	(5.29)%	(4.86)%	(4.66)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(4.90)%	(4.66)%	(5.29)%	(4.86)%	(4.66)%

Ratios to average net asset value
Expenses prior to incentive fees	3.50%	2.53%	5.14%	3.36%	2.53%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total expenses	3.50%	2.53%	5.14%	3.36%	2.53%

Net investment income (1)	1.58%	2.55%	(0.06)%	1.72%	2.55%

	Nine months ended September 30, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.30%	4.08%	2.06%	3.44%	4.07%
Incentive fees	(1.35)%	(1.36)%	(1.35)%	(1.36)%	(1.35)%

Total return after incentive fees	1.95%	2.72%	0.71%	2.08%	2.72%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.42%	2.41%	5.05%	3.24%	2.41%
Incentive fees (3)	1.37%	1.40%	1.34%	1.34%	1.30%

Total expenses	4.79%	3.81%	6.39%	4.58%	3.71%

Net investment income (1) (2)	1.63%	2.64%	–%	1.81%	2.64%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1) (2) (3)	Excludes incentive fee. Annualized. Not annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended September 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	3.22%	3.49%	2.80%	3.27%	3.49%
Incentive fees	(0.56)%	(0.57)%	(0.56)%	(0.56)%	(0.57)%

Total return after incentive fees	2.66%	2.92%	2.24%	2.71%	2.92%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.40%	2.38%	5.05%	3.21%	2.38%
Incentive fees (3)	0.57%	0.57%	0.56%	0.57%	0.57%

Total expenses	3.97%	2.95%	5.61%	3.78%	2.95%

Net investment income (loss) (1) (2)	1.56%	2.59%	(0.09)%	1.76%	2.59%

	Nine months ended September 30, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	10.23%	11.09%	8.89%	10.41%	11.09%
Incentive fees	(0.95)%	(0.96)%	(0.94)%	(0.96)%	(0.96)%

Total return after incentive fees	9.28%	10.13%	7.95%	9.45%	10.13%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.45%	2.40%	5.11%	3.23%	2.39%
Incentive fees (3)	0.93%	0.89%	0.89%	0.92%	0.82%

Total expenses	4.38%	3.29%	6.00%	4.15%	3.21%

Net investment income (loss) (1) (2)	0.91%	1.94%	(0.77)%	1.12%	1.90%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to September 30, 2024 have occurred that would require recognition or disclosure, except as noted below.

From October 1, 2024 through November 13, 2024, the Partnership had redemptions of $122,536.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through September 30, 2024, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended September 30, 2024

During the third quarter of 2024, the Partnership achieved net realized and unrealized loss of $785,663 from its trading activities, and net of brokerage commissions of $58,422. The Partnership accrued total expenses of $140,899 including $41,879 in management fees paid to the General Partner, $0 in incentive fees, and $99,020 in service, professional fees and other expenses. The Partnership earned $182,490 in interest income during the third quarter of 2024. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2024 is set forth below.

Third Quarter 2024. MSCI World climbed 6.4% led by the rate-sensitive utilities and real estate sectors, the Bloomberg Global Aggregate Bond Index gained 7.0% as bond yields decreased, and credit spreads tightened around the world. A dovish outlook for US rates also led to a weaker dollar, particularly against the Japanese yen. The weaker dollar affected commodities as well, as gold rallied to new highs and silver prices rose to the highest levels since 2012. Coffee and orange juice prices, which have trended upward for most of the year due to bad weather in the growing regions, continued to increase. The performance of the rest of the metals and agricultural commodities was more mixed, with most declining in the first half of the quarter and rallying in the second half. In the energy sector, oil and oil products slid downward.

These conditions made the third quarter challenging for trend-following strategies due to the unwinding of longer-term downtrends in fixed income and non-USD currencies and sharp reversals in equity indices and currencies. Against this backdrop, profitable trends in precious metals and strong performance from non-trend signals in agriculture and energy were insufficient to offset the losses elsewhere.

Negative performance in currencies and fixed income resulted from the reversal of two long-standing trends: dollar strength and rising bond yields. Except for a brief period early in 2024, the Partnership’s fixed income exposure has been net short since 2021 and mostly long the US dollar. These trend reversals led to reductions and a switch to net long exposure around during August. Trend-following CTAs were caught off guard in early August, when the Japanese yen soared versus most major currencies and equity indices, particularly in Japan. The event also explained part of the negative performance in equity indices during the quarter, as the Partnership’s directional trend-following signals were whipsawed. Most of the remaining negative performance in equity indices during the quarter was due to cross-sectional trend-following signals.

The performance of agricultural commodities and precious metals was more favorable during the quarter. The Partnership profited in agriculture due to increased exposure to trends in coffee, soybeans, and cocoa from diversifying signals. Profits in precious metals, meanwhile, were concentrated in gold. Non-trend signals in energies were another bright spot for performance due to mean reversion signals performing well in oil products and US natural gas. Heading into the fourth quarter, the Partnership is net long fixed income, stock indices, and precious metals, and net short the US dollar and energies.

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

Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, the Partnership achieved net realized and unrealized gains of $425,412 from its trading activities, and net of brokerage commissions of $176,697. The Partnership accrued total expenses of $652,822 including $133,731 in management fees paid to the General Partner, $204,948 in incentive fees, and $314,143 in service and professional fees. The Partnership earned $579,041 in interest income during the nine months ended September 30, 2024. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the third quarter of 2024 is set forth below.

Third Quarter 2024.

During the quarter, MSCI World climbed 6.4% led by the rate-sensitive utilities and real estate sectors, the Bloomberg Global Aggregate Bond Index gained 7.0% as bond yields decreased, and credit spreads tightened around the world. A dovish outlook for US rates also led to a weaker dollar, particularly against the Japanese yen. The weaker dollar affected commodities as well, as gold rallied to new highs and silver prices rose to the highest levels since 2012. Coffee and orange juice prices, which have trended upward for most of the year due to bad weather in the growing regions, continued to increase. The performance of the rest of the metals and agricultural commodities was more mixed, with most declining in the first half of the quarter and rallying in the second half. In the energy sector, oil and oil products slid downward.

These conditions made the third quarter challenging for trend-following strategies due to the unwinding of longer-term downtrends in fixed income and non-USD currencies and sharp reversals in equity indices and currencies. Against this backdrop, profitable trends in precious metals and strong performance from non-trend signals in agriculture and energy were insufficient to offset the losses elsewhere.

Negative performance in currencies and fixed income resulted from the reversal of two long-standing trends: dollar strength and rising bond yields. Except for a brief period early in 2024, the Partnership’s fixed income exposure has been net short since 2021 and mostly long the US dollar. These trend reversals led to reductions and a switch to net long exposure around during August. Trend-following CTAs were caught off guard in early August, when the Japanese yen soared versus most major currencies and equity indices, particularly in Japan. The event also explained part of the negative performance in equity indices during the quarter, as the Partnership’s directional trend-following signals were whipsawed. Most of the remaining negative performance in equity indices during the quarter was due to cross-sectional trend-following signals.

The performance of agricultural commodities and precious metals was more favorable during the quarter. The Partnership profited in agriculture due to increased exposure to trends in coffee, soybeans, and cocoa from diversifying signals. Profits in precious metals, meanwhile, were concentrated in gold. Non-trend signals in energies were another bright spot for performance due to mean reversion signals performing well in oil products and US natural gas. Heading into the fourth quarter, the Partnership is net long fixed income, stock indices, and precious metals, and net short the US dollar and energies.

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

Month	Amount Redeemed
July 31, 2024	$(64,822.50)
August 31, 2024	$(94,494.34)
September 30, 2024	$(242,895.60)

Item 3: Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4: Mine Safety Disclosure.

Not applicable.

Item 5: Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2024

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

