Form 10-K
period 2024-12-31
Altegris Winton Futures Fund, L.P.
filed 2025-03-26
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53348

ALTEGRIS WINTON FUTURES FUND, L.P.

(Exact name of registrant as specified in its charter)

colorado (State or other jurisdiction of incorporation or organization)	84-1496732 (I.R.S. Employer Identification No.)

c/o ALTEGRIS ADVISORS, L.L.C.

31103 Ranch Viejo Rd.  Ste. D3 PMB 312

San Juan Capistrano, CA 92675

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

Effective September 27, 2021, as part of an internal reorganization, the General Partner became wholly-owned by its affiliate Altegris Services, L.L.C. (“Services”) which in turn became wholly-owned by Better Outcome, LLC (“Better Outcome”), a newly formed affiliated entity owned and controlled by Continuum Capital Managers LLC (“Continuum”) and AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Matthew Osborne, the General Partner’s Chief Executive Officer and Chief Investment Officer. There was a subsequent internal reorganization in July 2023. The following internal restructuring resulted in no change in indirect and ultimate ownership and control of the General Partner. The General Partner’s and Altegris Clearing Solutions L.L.C. (“Altegris Clearing Solutions), an affiliate of the General Partner's direct parent company, Altegris Services (“Services”) which was an administrative services affiliate of the General Partner, was dissolved. The General Partner is now wholly-owned by Better Outcome. These internal reorganizations resulted did not result in changes in indirect and ultimate ownership and control of the General Partner, and had no impact on the Partnership’s financial position or results of operations.

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

The Partnership is not required to be, and is not, registered under the Investment Company Act of 1940, as amended

As of January 31, 2025, the aggregate net asset value of the Interests in the Partnership before redemptions was $12,849,046. The Partnership operates on a calendar fiscal year and has no subsidiaries.

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

SGAS paid, during 2024, to the Introducing Broker a portion of the brokerage commissions and transaction fees received from the Partnership as well as a portion of the interest income received on the Partnership’s assets. Monthly brokerage charges equal to the greater of (A) actual commissions of $9.75 per round-turn (higher for certain exchanges or commodities) multiplied by number of round-turn trades, which amount includes other transaction costs; or (B) an amount equal to 0.125% of the management fee net asset value of all Interest holders’ month-end capital account balances (1.50% annually). A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. If actual monthly commissions and transaction costs in (A) above are less than the amount in (B) above, the Partnership will pay the difference to the Introducing Broker as payment for brokerage-related services. In any month when the amount in (A) is greater than the amount in (B) above, the Partnership pays only the amount described in (A) above.

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

Cyberattacks and Any Failure to Comply with Related Laws Could Negatively Impact the Partnership

The General Partner relies extensively on computer systems to manage its business, including the operating of the Partnership. The business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. A number of measures are employed to prevent, detect and mitigate these threats, which include password protection, firewall protection systems, frequent backups, and a redundant data system for core applications; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise confidential information. A successful attack could disrupt and affect business operations.

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

Trading in Options May Result in Significant Losses for the Partnership

Part of the Partnership’s trading may be in options and options on futures contracts. Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different. For example, if the Partnership buys an option (either to sell or purchase a contract), it will pay a “premium” representing the market value of the option. Unless it becomes profitable to exercise or offset the option before it expires, the Partnership will lose the entire amount of the premium. On the other hand, if the Partnership sells an option (either to sell or purchase a futures contract), its broker credits the premium, but the Partnership must deposit margin in case the option is exercised. Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received). Commodity options trading on exchanges is regulated by both the CFTC and those exchanges. The Partnership did not engage in the trading of options and options on futures contracts during the fiscal years ended December 31, 2024 and December 31, 2023.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C: CYBERSECURITY

The Partnership’s cybersecurity risk management is established and governed by the General Partner. The General Partner establishes and implements cybersecurity risk management policies and procedures for the Partnership, and the Partnership relies on these established policies for cybersecurity risk management. The General Partner has policies for the proper use of information technology resources, as well as detect, prevent, and respond to cybersecurity threats that could jeopardize the privacy of client data and continuity of the General Partner and Partnership’s operations.

The General Partner recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K on behalf of the Partnership. The General Partner has identified reasonably foreseeable, internal and external, threats that could result in unauthorized disclosure, misuse, alteration or destruction of personal financial information of clients, customers, investors or associated persons of the General Partner (collectively “customers”), or to the General Partner’s systems and networks.

In response to identified risks, hazards or threats to the security of customers’ information and to the General Partner’s information technology systems and networks, risk management practices have been implemented. The General Partner engages third parties to implement and assess the effectiveness of its information technology program, which encompasses cybersecurity risk management. The General Partner has engaged a third-party firm to provide IT managed services support. The services include the monitoring and support of all user and cloud-based devices and provides 24x7 service. The IT firm also sends regular phishing tests, and the General Partner conducts annual mandatory employee security awareness training. Additionally, the General Partner conducts diligence on third-party service providers at the beginning of any service relationship and on an ongoing, periodic relationship for the duration of the relationship.

Since the Partnership does not have its own board of directors or any board committees, the Partnership relies on the senior management oversight of the General Partner. Specifically, the General Partner’s Head of Operations and Chief Executive Officer coordinate the Information Security Program, in consultation with the Chief Compliance Office. Senior management may designate consultants or third-party firms to carry out activities necessary to implement the program.

In 2024, there were no cybersecurity threats that have materially affected or are reasonably likely to materially affect the Partnership, its business strategy, results of operations or financial condition.

Refer to the risk factor captioned “Cyberattacks and Any Failure to Comply with Related Laws Could Negatively Impact the Partnership.” in Part I, ITEM 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Partnership.

ITEM 2: PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business. Employees of the General Partner perform all administrative services for the Partnership via a remote work environment.

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

As of January 31, 2025 the Partnership had 253 holders of Interests.

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

The following table summarizes Limited Partner redemptions during the fourth calendar quarter of 2024:

Month Ended	Amount Redeemed
October 31, 2024	$122,615
November 30, 2024	654,114
December 31, 2024	0
Total	$776,729

ITEM 6: SELECTED FINANCIAL DATA

Revenue:	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Total net realized and unrealized gains (losses)	$621,959	$1,213,261	$3,347,658	$2,402,092	$(14,550,091)	$2,673,076
Interest Income	724,590	740,136	227,692	126	298,451	2,252,803
Expenses:
Management fee	172,420	189,533	221,398	292,645	673,925	1,112,335
Advisory fee	138,474	152,340	179,765	241,892	645,964	1,025,526
Administrative fee	40,590	44,662	51,465	65,387	130,564	228,982
Service fees	134,526	156,180	186,665	250,299	552,827	1,069,725
Incentive fee	204,948	145,792	102,565	5,069	–	122,089
Professional fees	89,039	85,054	83,479	84,105	217,310	569,540
Brokerage commissions	217,436	243,725	289,841	387,225	1,027,303	1,624,810
Offering expense (1)		–	–	–	–	–
Interest expense	1,470	1,715	7,349	27,789	26,860	10,719
Other expenses	12,709	12,266	23,318	12,271	33,661	133,137
Net income (loss)	334,937	922,130	2,429,505	1,035,465	(17,560,054)	(970,984)
Total assets	$13,053,078	$15,847,430	$17,615,950	$20,510,384	$38,625,784	$95,213,072
Total Net Asset Value	$12,894,438	$15,622,566	$17,415,221	$19,579,503	$32,495,249	$91,763,009

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to “Item 8. Financial Statements and Supplementary Data.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

(a)	Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through December 31, 2024 the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

2024

During 2024, the Partnership reported a net realized and unrealized gain of $404,523 from all trading; gains of $419,191 from trading of derivatives including brokerage commissions of $217,436. The Partnership accrued total expenses of $794,176, including $204,948 in incentive fees, $172,420 in management fees paid to the General Partner, and $416,808 in service fees, professional fees, and other expenses. The Partnership earned $724,590 in interest income during 2024. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for each quarter during 2024 is set forth below.

Fourth Quarter 2024. The Partnership ended the year and fourth quarter with positive performance. Global equities rallied for a second consecutive year in 2024, while global government bond yields generally rose. The US dollar strengthened against major currencies, especially the yen, peso, and franc. Commodities had mixed results, with notable trends in agriculture.

The Partnership’s trend-following component ended 2024 down, with losses in fixed income, energy, and base metals offsetting agricultural commodity profits. Diversifying signals, particularly in currencies and fixed income, were crucial for trend following while also boosting agricultural returns.

Agricultural commodities made the largest sector contributions despite a challenging commodities trading environment. A cocoa rally driven by weather-related supply concerns, increasing coffee prices, and weak grains markets benefitted both trend-following and diversifying signals. Elsewhere, FX and stock index trading were positive and fixed income made losses. Trend-following models struggled across FX and fixed income, particularly faster models. Longer-term trends – dollar strength and rising yields – were sustained, but shorter-term movements were strong enough to signal position changes with unfavorable timing, however diversifying signals largely avoided this whipsaw behavior.

Overall, the Partnership heads into the new year net long agricultural commodities and precious metals and net short energies, base metals and industrials in commodities; and net long equity indices, and the US dollar and net short fixed income.

Third Quarter 2024. The Partnership was down during the third quarter of 2024. MSCI World climbed 6.4% led by the rate-sensitive utilities and real estate sectors, the Bloomberg Global Aggregate Bond Index gained 7.0% as bond yields decreased, and credit spreads tightened around the world. A dovish outlook for US rates also led to a weaker dollar, particularly against the Japanese yen. The weaker dollar affected commodities as well, as gold rallied to new highs and silver prices rose to the highest levels since 2012. Coffee and orange juice prices, which have trended upward for most of the year due to bad weather in the growing regions, continued to increase. The performance of the rest of the metals and agricultural commodities was more mixed, with most declining in the first half of the quarter and rallying in the second half. In the energy sector, oil and oil products slid downward.

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

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements, included in this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open future and forward currency contracts, both long and short, at December 31, 2024.

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

The Partnership’s risk exposure is estimated in terms of Value at Risk (VaR). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 95%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. This is a measure of the potential loss in value of a portfolio over a defined period for a given confidence interval. A one-day VAR at the 95% confidence level represents that there is a 5% probability that the mark-to-market loss on the portfolio over a one day horizon will exceed this value (assuming normal markets and no trading in the portfolio).

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

The Partnership’s Trading Value at Risk

The following table indicates the one-day VaR at the 95% confidence level associated with the Partnership’s futures, forwards and options positions for the prior three years ended December 31.

Fiscal Year	VaR (95%, 1 day)
2024	-0.78%
2023	-0.79%
2022	-0.85%

Material Limitations of Value at Risk as an Assessment of Market Risk

The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within the time period; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

VaR is not necessarily representative of historic risk nor should it be used to predict the Partnership’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 100 one-day trading periods.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2024, by market sector.

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

The following were the non-trading risk exposures of the Partnership as of December 31, 2024.

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

The following information presented on a quarterly basis is unaudited.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2024	2024	2024	2024
Interest Income:	$145,549	182,490	199,747	196,804
Net realized and unrealized gains (losses):	(25,389)	(781,163)	(302,903)	1,513,978
Expenses:	136,854	145,399	154,898	357,025
Net Income (Loss):	(16,694)	(744,072)	(258,054)	1,353,757

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2023	2023	2023	2023
Interest Income:	$210,984	$201,085	$173,083	$154,984
Net realized and unrealized gains (losses):	(505,905)	452,769	1,236,603	(213,931)
Expenses:	153,940	251,796	215,310	166,496
Net Income (Loss):	(448,862)	402,059	1,194,376	(225,443)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a)	The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2024, the Partnership’s internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the quarter and year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

As of the date of this report, there is no established public market for the Interests. Thus, the Partnership has not adopted standalone insider trading polices. The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of securities by directors, officers and employees, that are considered reasonably designed to promote compliance with insider trading laws, rules and regulations. There were no changes in the General Partner’s insider trading policies and procedures during the quarter and year ended December 31, 2024.

During the year ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors and Executive Officers

(i)           The Partnership has no officers, directors, or employees. The Partnership’s affairs are managed by the General Partner (although it has delegated trading and investment authority to the Advisor and administrative duties to affiliates of the General Partner). During the fiscal year ended December 31, 2024: (a) the General Partner was an indirect subsidiary (through intermediate holding companies) of Continuum Capital Managers LLC (“Continuum”) and AV5 Acquisition, LLC (“AV5”). Continuum is owned by Douglas C. Grip and Stephen E. Vanourny. AV5 is owned solely by Mathew C. Osborne, the General Partner’s sole Manager, Chief Executive Officer and Chief Investment Officer.

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

The Partnership has no employees, officers or directors and is managed by the General Partner. The General Partner has adopted a Code of Ethics that applies to its principal executive officers and certain other persons associated with the General Partner. A copy of this Code of Ethics may be obtained at no charge by written request to Altegris Advisors, L.L.C., 31103 Ranch Viejo Rd.  Ste. D3 PMB 312 San Juan Capistrano, CA 92675.

(d)	Corporate Governance

Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

The Partnership has no officers, directors, or employees. None of the principals, officers, or employees of the General Partner receives or received compensation from the Partnership. All persons serving in the capacity of officers or executives of the General Partner, the general partner of the Partnership, are or were compensated by AlphaMax and/or an affiliate in respect of their respective positions with such entities. The General Partner receives a monthly management fee equal to 1/12 of 1.25% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests and equal to 1/12 of 0.75% of the management fee net asset value of the month-end capital account balances attributable to Institutional Interests; as well as, 0.0625% (0.75% annually) of all Original Class A Interests, 0.146% (1.75% annually) of all Original Class B Interests, and currently 0.0417% to 0.0625% (0.50% to 0.75% annually) of all Special Class Interests of the Partnership’s management net asset value. The General Partner also receives a monthly administrative fee equal to 1/12 of 0.333% of the management fee net asset value of the month-end capital account balances attributable to Class A and Class B Interests.

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

The Partnership does not grant awards of options or similar option-like instruments. As such, there is nothing to report under Item 402(x) of Regulation S-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

Not applicable.

(b)	Security Ownership of Management

The Partnership has no officers or directors. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has delegated discretionary authority over the Partnership’s trading to the Advisor. As of January 31, 2025, the General Partner’s general partner interest in the Partnership was valued at $3,766 which constituted 0% of the Partnership’s total assets. As of January 31, 2025, the following managers and executive officers of the General Partner owned Interests in the Partnership: None. The direct and indirect holding of Interests of each manager and executive officer and their total aggregate ownership of Interests is 0% of the Partnership’s total assets.

(c)	Changes in Control

None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not engage in any transactions with the General Partner or its affiliates other than in respect of the services and payment of fees therefor described above in Item 1.

The Partnership paid to the General Partner monthly management fees totaling $172,420 for the year ended December 31, 2024. The Partnership paid to the General Partner administrative fees totaling $ 40,590 for the year ended December 31, 2024.

Clearing Solutions, in its capacity as the Introducing Broker for the Partnership, received from the Partnership’s clearing broker (i.e., SGAS) the following compensation: a portion of the brokerage commissions paid by the Partnership to SGAS, and of the interest income earned on Partnership’s assets held at SGAS, equal to $28,330 and $6,899 respectively for the year ended December 31, 2024. In addition, Clearing Solutions, in its capacity as Introducing Broker, receives from the Partnership, monthly brokerage charges as described in Item 11. For the year ended December 31, 2024 the Partnership paid monthly brokerage charges of $175,152.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth (a) the fees billed to the Partnership for professional audit services provided by Spicer Jefferies LLP, the Partnership’s independent registered public accountant, for the audit of the Partnership’s annual financial statements for the year ended December 31, 2023 and (b) the fees expected to be billed to the Partnership for professional audit services provided by Spicer Jeffries LLP for the audit of the Partnership’s annual financial statements for the year ended December 31, 2024.

FEE CATEGORY	2024	2023
Audit Fees	$19,500	$19,500
Audit-Related Fees	7,500	7,500
Tax Fees	22,500	22,500
All Other Fees	–	–
TOTAL FEES	$49,500	$49,500

Audit Fees and Audit-Related Fees consist of fees paid for (i) the audit of Altegris Winton Futures Fund, L.P.’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements. 2023 Audit Fees and Audit-Related Fees were paid to Spicer Jeffries LLP .

Tax Fees for 2024 consist of non-audit fees paid to Fleming Fund Services for professional services rendered in connection with tax compliance and Partnership income tax return filings. Tax Fees for 2023 were paid to Fleming Fund Services.

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

Dated: March 26, 2025	Altegris WINTON FUTURES FUND, L.P. By: ALTEGRIS ADVISORS, L.L.C.

By: /s/ Matthew C. Osborne
Name: Matthew C. Osborne
Title: Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Matthew C. Osborne
Matthew C. Osborne	Principal Executive, Financial & Accounting Officer	March 26, 2025

(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the managers of Altegris Advisors, L.L.C.)

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

ALTEGRIS WINTON FUTURES FUND, L.P.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

F-1

ALTEGRIS WINTON FUTURES FUND, L.P.

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the Partners of

Altegris Winton Futures Fund, L.P.

To the best of the knowledge and belief of the undersigned, the information contained in this Annual Report for the years ended December 31, 2024, 2023 and 2022 is accurate and complete.

/s/ Matthew C. Osborne
Altegris Advisors, L.L.C.
Commodity Pool Operator for
Altegris Winton Futures Fund, L.P.
By: Matthew C. Osborne, Chief Executive Officer

SPICER JEFFRIES LLP

Certified Public Accountants

4601 DTC BOULEVARD • SUITE 700

DENVER, COLORADO 80237

TELEPHONE: (303) 753-1959

FAX: (303) 753-0338

www.spicerjeffries.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Altegris Winton Futures Fund, L.P.

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of Altegris Winton Futures Fund, L.P. (the “Partnership”), including the condensed schedules of investments as of December 31, 2024, and 2023, and the related statements of income (loss) and the changes in partners’ capital (net asset value) for the years ended December 31, 2024, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024, and 2023, and the results of its operations and changes in its partners’ capital (net asset value) for the years ended December 31, 2024, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 26, 2025

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2024 AND DECEMBER 31, 2023

	2024	2023
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$2,588,640	$3,882,471
Segregated cash	1,052,978	654,879
Segregated foreign currency (cost - $81,043 and $243,314)	78,283	248,240
Net unrealized gain on open futures contracts	343,719	62,896
Total assets in commodity broker account	4,063,620	4,848,486

Investment securities, at fair value (cost - $8,783,468 and $10,754,640)	8,810,590	10,782,617
Cash	178,868	216,327

Total assets	$13,053,078	$15,847,430

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$25,307	$15,788
Total liabilities in commodity broker account	25,307	15,788

Redemptions payable	21,341	83,090
Commissions payable	15,585	19,133
Management fee payable	12,439	15,532
Service fees payable	22,656	26,559
Advisory fee payable	9,849	12,436
Administrative fee payable	2,975	3,661
Other liabilities	48,488	48,665

Total liabilities	158,640	224,864

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,774	3,661
Limited Partners	12,890,664	15,618,905

Total partners’ capital (Net Asset Value)	12,894,438	15,622,566

Total liabilities and partners’ capital	$13,053,078	$15,847,430

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2024

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 25- June 25	70	$139,387	1.08%
Currencies	Mar 25	39	(53,844)	(0.42)%
Energies	June 25- Dec 25	2	(2,130)	(0.02)%
Interest Rates	Mar 25- Dec 27	31	(11,822)	(0.09)%
Metals	Feb 25 - Mar 25	19	(16,459)	(0.13)%
Stock Indices	Jan 25- Mar 25	12	(31,101)	(0.24)%

Total long futures contracts		173	24,031	0.18%

SHORT FUTURES CONTRACTS:
Agriculture	Mar 25- May 25	50	36,819	0.29%
Currencies	Mar 25	110	202,014	1.57%
Energies	Feb 25- Apr 25	17	(49,107)	(0.38)%
Interest Rates	Mar 25- Dec 27	159	64,675	0.50%
Metals	Feb 25- Apr 25	26	50,164	0.39%
Stock Indices	Jan 25- Mar 25	15	15,123	0.12%

Total short futures contracts		377	319,688	2.49%

Total futures contracts			$343,719	2.67%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 25 - Mar 25		$13,804	0.11%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 25 - Mar 25		(39,111)	(0.30)%

Total forward currency contracts			$(25,307)	(0.19)%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$8,820,000	Jan-25	Treasury bills	$8,810,590	68.33%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS (continued)

DECEMBER 31, 2023

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital
LONG FUTURES CONTRACTS:
Agriculture	Mar 24- May 24	40	$108,140	0.69%
Currencies	Mar 24	39	18,198	0.12%
Energies	Apr 24- Dec 24	3	(21,265)	(0.14)%
Interest Rates	Mar 24- Sep 26	12	8,927	0.06%
Metals	Feb 24 - Apr 24	40	35,878	0.23%
Stock Indices	Jan 24- Mar 24	47	41,883	0.27%

Total long futures contracts		181	191,761	1.23%

SHORT FUTURES CONTRACTS:
Agriculture	Feb 24- June 24	48	19,881	0.13%
Currencies	Mar 24	28	(35,696)	(0.23)%
Energies	Mar 24- Dec 24	22	1,389	0.01%
Interest Rates	Mar 24- Sep 25	31	(54,374)	(0.35)%
Metals	Mar-24	17	(22,651)	(0.14)%
Stock Indices	Jan 24- Mar 24	31	(37,414)	(0.24)%

Total short futures contracts		177	(128,865)	(0.82)%

Total futures contracts			$62,896	0.41%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		$7,872	0.05%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 24 - Mar 24		(23,660)	(0.15)%

Total forward currency contracts			$(15,788)	(0.10)%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$ 10,800,000	Jan-24	Treasury bills	$10,782,617	69.02%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$365,323	$1,472,341	$3,051,811
Net change in unrealized	271,304	(256,583)	295,979
Brokerage commissions	(217,436)	(243,725)	(289,841)

Net gain from trading derivatives contracts	419,191	972,033	3,057,949

Gain (loss) on trading of foreign currency
Net realized	(6,982)	(8,284)	1,483
Net change in unrealized	(7,686)	5,787	(1,615)

Net loss from trading of foreign currency	(14,668)	(2,497)	(132)

Total trading gains	404,523	969,536	3,057,817

NET INVESTMENT LOSS
Income
Interest income	724,590	740,136	227,692

Expenses
Management fee	172,420	189,533	221,398
Service fee	134,526	156,180	186,665
Advisory fee	138,474	152,340	179,765
Professional fees	89,039	85,054	83,479
Administrative fee	40,590	44,662	51,465
Incentive fee	204,948	145,792	102,565
Interest expense	1,470	1,715	7,349
Other expenses	12,709	12,266	23,318

Total expenses	794,176	787,542	856,004

Net investment loss	(69,586)	(47,406)	(628,312)

NET INCOME	$334,937	$922,130	$2,429,505

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE) (continued)

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total
Balances at December 31, 2023	$1,036,159	$642,553	$6,806,353	$6,194,181	$939,659	$3,661	$15,622,566

Transfers	–	–	(40,818)	40,818	–	–	–

Capital withdrawals	(180,319)	(72,470)	(1,145,593)	(1,120,784)	(543,899)	–	(3,063,065)

From operations:
Net investment gain (loss)	340	6,399	(100,382)	14,080	9,932	45	(69,586)
Net realized gain from investments (net of brokerage commissions)	8,609	7,096	69,493	52,221	3,478	8	140,905
Net change in unrealized gain from investments	20,836	11,910	110,916	108,890	11,006	60	263,618
Net income for the year ended December 31, 2024	29,785	25,405	80,027	175,191	24,416	113	334,937

Balances at December 31, 2024	$885,625	$595,488	$5,699,969	$5,289,406	$420,176	$3,774	$12,894,438

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of December 31, 2024, 2023 and 2022 and reported amounts of income and expenses for the years ended December 31, 2024, 2023 and 2022, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

The Company has identified its Chief Executive Officer as the chief operating decision maker (“CODM”), who uses net income to evaluate the results of the business, predominantly in the forecasting process, to manage the Company. Additionally, the CODM uses excess net capital (see Note 2), which is not a measure of profit and loss, to make operational decisions while maintaining capital adequacy, such as whether to reinvest profits or pay distributions. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages to business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of December 31, 2024 and 2023, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the years ended December 31, 2024 and 2023.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as December 31, 2024 and 2023:

				Balance as of
December 31, 2024	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Futures contracts (1)	$580,690	$–	$–	$580,690
Forward currency contracts (1)	–	13,804	–	13,804
U.S. Government securities	8,810,590	–	–	8,810,590

	$9,391,280	$13,804	$–	$9,405,084

Liabilities:
Futures contracts (1)	$(236,971)	$–	$–	$(236,971)
Forward currency contracts (1)	–	(39,111)	–	(39,111)

	$(236,971)	$(39,111)	$–	$(276,082)

				Balance as of
December 31, 2023	Level 1	Level 2	Level 3	December 31, 2023
Assets:
Futures contracts (1)	$346,095	$–	$–	$346,095
Forward currency contracts (1)	–	7,872	–	7,872
U.S. Government securities	10,782,617	–	–	10,782,617

	$11,128,712	$7,872	$–	$11,136,584

Liabilities:
Futures contracts (1)	$(283,199)	$–	$–	$(283,199)
Forward currency contracts (1)	–	(23,660)	–	(23,660)

	$(283,199)	$(23,660)	$–	$(306,859)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the years ended December 31, 2024 and 2023, there were no Level 3 securities.

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

Gains or losses on futures contracts, options on futures contracts and forward currency contracts are realized when contracts are closed. Net change in unrealized gains or losses on open contracts (the difference between contract trade price and quoted market price) are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss). Brokerage commissions on futures and options on futures contracts include other trading fees and are recognized as trading gains and losses.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of December 31, 2024 and 2023, the Partnership’s segregated cash balance on the Statements of Financial Condition of $1,052,978 and $654,879, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of December 31, 2024 and 2023, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $78,283 and $248,240, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

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

As of December 31, 2024 and 2023, the Partnership did not hold any option contracts.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.       Futures Contracts (continued)

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at December 31, 2024 and 2023 are reflected within the Condensed Schedules of Investments.

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the Agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at December 31, 2024 and 2023 are reflected within the Condensed Schedules of Investments.

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

I.        Cash

The Partnership maintains a custody account with U.S. Bank, N.A. and J.P. Morgan Chase Bank. The J.P. Morgan Chase Bank cash accounts were formerly with First Republic Bank. Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank. At times, the Partnership’s cash balance could exceed the insured amount under the Federal Deposit Insurance Corporation (“FDIC”). The Partnership has not experienced any losses in such accounts and believes it is not subject to any significant counterparty risk related to its cash account.

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the years ended December 31, 2024, 2023 and 2022.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS

A.       General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A and 0.146% (1.75% annually) for Original Class B of the Partnership's net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fee related to the current quarter (the “management fee net asset value”). The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership's management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fees or incentive fees charged to any such partner may be different than those charged to other Limited Partners.

Total management fee earned by the General Partner, for the years ended December 31, 2024, 2023 and 2022 are shown on the Statements of Income (Loss) as a management fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the years ended December 31, 2024, 2023 and 2022 administrative fees for Class A Interests were $21,110, $24,083 and $29,900 respectively and administrative fees for Class B Interests were $19,480, $20,579 and $21,565 respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

At December 31, 2024 and 2023, the Partnership had commissions and brokerage fees payable to its introducing broker of $12,285 and $16,985, respectively. These amounts are included in commissions payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to AlphaMax and Altegris Clearing Solutions for the years ended December 31, 2024, 2023 and 2022:

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022

Altegris Clearing Solutions - Brokerage Commission fees	$175,152	$202,784	$251,245
AlphaMax - Service fees	–	71	181
Total	$175,152	$202,855	$251,426

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fee earned by the Advisor for the years ended December 31, 2024, 2023 and 2022 are shown on the Statements of Income (Loss).

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fee earned to the Advisor. For the years ended December 31, 2024, 2023 and 2022, advisory fee for Class A were $63,970, $72,978 and $90,607, respectively, for Class B Interests were $59,030, $62,362 and $65,349, respectively, for Original Class B Interests were $6,302, $6,827 and $8,731, respectively, for Institutional Interests were $9,140, $10,143 and $15,078, respectively and for General Partner’s Interest were $32, $30 and $0, respectively. Original Class A Interests did not get charged the advisory fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the years ended December 31, 2024, 2023 and 2022, service fees for General Partner’s Interest, were $0, $11 and $251, respectively, for Class A Interests were $115,583, $135,741 and $164,320, respectively, for Original Class A Interests were $18,943, $20,428 and $22,094, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the fair value of derivatives contracts at December 31, 2024 and 2023. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

December 31, 2024

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$218,672	$(42,466)	$176,206
Currencies	202,383	(54,213)	148,170
Energies	–	(51,237)	(51,237)
Interest Rates	76,252	(23,399)	52,853
Metals	62,902	(29,197)	33,705
Stock Indices	20,481	(36,459)	(15,978)

Total Futures Contracts	$580,690	$(236,971)	$343,719

Forward Currency Contracts	$13,804	$(39,111)	$(25,307)

Total Gross Fair Value of Derivatives Contracts	$594,494	$(276,082)	$318,412

December 31, 2023

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$171,417	$(43,396)	$128,021
Currencies	19,038	(36,536)	(17,498)
Energies	14,100	(33,976)	(19,876)
Interest Rates	9,078	(54,525)	(45,447)
Metals	82,003	(68,776)	13,227
Stock Indices	50,459	(45,990)	4,469

Total Futures Contracts	$346,095	$(283,199)	$62,896

Forward Currency Contracts	$7,872	$(23,660)	$(15,788)

Total Gross Fair Value of Derivatives Contracts	$353,967	$(306,859)	$47,108

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the years ended December 31, 2024, 2023 and 2022.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Year Ended December 31, 2024

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$878,747	$48,185
Currencies	112,186	165,668
Energies	(4,363)	(31,361)
Interest Rates	(310,012)	98,300
Metals	(398,045)	20,478
Stock Indices	164,713	(20,447)

Total Futures Contracts	$443,226	$280,823	$48,612,698	(1)

Forward Currency Contracts	$(77,903)	$(9,519)	$4,074,299	(2)

Total Gain from Derivatives Contracts	$365,323	$271,304

Year Ended December 31, 2023

Type of Derivatives Contracts	Realized	Change in Unrealized	Average Notional Value of Contracts
Futures Contracts
Agriculture	$886,515	$(17,304)
Currencies	140,276	62,511
Energies	215,437	(37,050)
Interest Rates	128,510	(242,531)
Metals	(160,628)	(17,725)
Stock Indices	164,321	25,784

Total Futures Contracts	$1,374,431	$(226,315)	$45,880,739	(1)

Forward Currency Contracts	$97,910	$(30,268)	$3,191,100	(2)

Total Gain (loss) from Derivatives Contracts	$1,472,341	$(256,583)

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$13,804	$(13,804)	$–	$–	$–	$–

Total	$13,804	$(13,804)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward Contracts	$39,111	$(13,804)	$25,307	$–	$(25,307)	$–

Total	$39,111	$(13,804)	$25,307	$–	$(25,307)	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$7,872	$(7,872)	$–	$–	$–	$–

Total	$7,872	$(7,872)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2023				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
Forward Contracts	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

Total	$23,660	$(7,872)	$15,788	$–	$(15,788)	$–

(1)	The Partnership posted additional collateral of $121,833 as of December 31, 2024 and $62,019 for December 31, 2023 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	3.40%	4.44%	1.75%	3.58%	4.40%
Incentive fees	(1.35)%	(1.36)%	(1.35)%	(1.35)%	(1.32)%

Total return after incentive fees	2.05%	3.08%	0.40%	2.23%	3.08%

Ratio to average net asset value
Expenses prior to incentive fees	3.46%	2.45%	5.09%	3.28%	2.45%
Incentive fees	1.40%	1.43%	1.39%	1.38%	1.39%

Total expenses	4.86%	3.88%	6.48%	4.66%	3.84%

Net investment income (loss) (1)	1.43%	2.45%	(0.18)%	1.62%	2.47%

	Year ended December 31, 2023
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners
Return prior to incentive fees	7.36%	8.47%	5.62%	7.58%	8.47%
Incentive fees	(0.95)%	(0.97)%	(0.94)%	(0.96)%	(0.97)%

Total return after incentive fees	6.41%	7.50%	4.68%	6.62%	7.50%

Ratio to average net asset value
Expenses prior to incentive fees	3.39%	2.36%	5.05%	3.19%	2.36%
Incentive fees	0.92%	0.89%	0.89%	0.91%	0.83%

Total expenses	4.31%	3.25%	5.94%	4.10%	3.19%

Net investment income (loss) (1)	1.19%	2.19%	(0.50)%	1.38%	2.15%

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

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to December 31, 2024 have occurred that would require recognition or disclosure, except as noted below.

From January 1, 2025 through March 26, 2025, the Partnership had redemptions of $221,270.

