Form 10-Q
period 2025-03-31
Altegris Winton Futures Fund, L.P.
filed 2025-05-14
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-53348

______________________________

ALTEGRIS WINTON FUTURES FUND, L.P.

(Exact name of registrant as specified in its charter)

______________________________

colorado (State or other jurisdiction of incorporation or organization)	84-1496732 (I.R.S. Employer Identification No.)

c/o ALTEGRIS ADVISORS, L.L.C.

31103 Rancho Viejo Rd. Ste. D3 PMB 312

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

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2025 (Unaudited) AND DECEMBER 31, 2024 (Audited)

___________________

	2025	2024
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$2,569,421	$2,588,640
Segregated cash	904,211	1,052,978
Segregated foreign currency (cost - $150,518 and $81,043)	150,902	78,283
Net unrealized gain on open forward contracts	37,587	–
Net unrealized gain on open futures contracts	105,565	343,719
Total assets in commodity broker account	3,767,686	4,063,620

Investment securities, at fair value (cost - $8,336,875 and $8,783,468)	8,352,091	8,810,590
Cash	305,126	178,868

Total assets	$12,424,903	$13,053,078

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$–	$25,307
Total liabilities in commodity broker account	–	25,307

Redemptions payable	154,788	21,341
Commissions payable	13,553	15,585
Management fee payable	12,005	12,439
Service fees payable	21,183	22,656
Advisory fee payable	9,505	9,849
Administrative fee payable	2,865	2,975
Other liabilities	41,079	48,488

Total liabilities	254,978	158,640

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,685	3,774
Limited Partners	12,166,240	12,890,664

Total partners’ capital (Net Asset Value)	12,169,925	12,894,438

Total liabilities and partners’ capital	$12,424,903	$13,053,078

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2025 (Unaudited)

___________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners’ Capital
LONG FUTURES CONTRACTS:
Agriculture	May 25- Dec 25	37	$27,499	0.23%
Currencies	June 25	40	(8,800)	(0.07%	)
Energies	June 25- Dec 26	17	10,085	0.08%
Interest Rates	June 25- Sep 25	7	(1,973)	(0.02%	)
Metals	May 25 - July 25	33	45,628	0.37%
Stock Indices	Apr 25- June 25	16	(15,113)	(0.12%	)

Total long futures contracts		150	57,326	0.47%

SHORT FUTURES CONTRACTS:
Agriculture	May 25 - Dec 25	64	44,948	0.37%
Currencies	June 25	77	19,887	0.16%
Energies	May 25 - July 25	6	(21,715)	(0.18%	)
Interest Rates	June 25 - Dec 27	86	(11,903)	(0.10%	)
Metals	June 25 - July 25	22	(7,714)	(0.06%	)
Stock Indices	Apr 25 - June 25	12	24,736	0.20%

Total short futures contracts		267	48,239	0.39%

Total futures contracts			$105,565	0.86%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Apr 25 - June 25		$49,218	0.40%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Apr 25 - June 25		(11,631)	(0.10%	)

Total forward currency contracts			$37,587	0.30%

INVESTMENT SECURITIES

	Maturity Date	Description	Fair Value	% of Partners’ Capital
Face Value

U.S. Government Securities
$ 8,360,000	Apr-25	Treasury bills	$8,352,091	68.63%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2024 (Audited)

___________________

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners’ Capital
LONG FUTURES CONTRACTS:
Agriculture	Feb 25- June 25	70	$139,387	1.08%
Currencies	Mar 25	39	(53,844)	(0.42%	)
Energies	June 25- Dec 25	2	(2,130)	(0.02%	)
Interest Rates	Mar 25- Dec 27	31	(11,822)	(0.09%	)
Metals	Feb 25 - Mar 25	19	(16,459)	(0.13%	)
Stock Indices	Jan 25- Mar 25	12	(31,101)	(0.24%	)

Total long futures contracts		173	24,031	0.18%

SHORT FUTURES CONTRACTS:
Agriculture	Mar 25- May 25	50	36,819	0.29%
Currencies	Mar 25	110	202,014	1.57%
Energies	Feb 25- Apr 25	17	(49,107)	(0.38%	)
Interest Rates	Mar 25- Dec 27	159	64,675	0.50%
Metals	Feb 25- Apr 25	26	50,164	0.39%
Stock Indices	Jan 25- Mar 25	15	15,123	0.12%

Total short futures contracts		377	319,688	2.49%

Total futures contracts			$343,719	2.67%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	Jan 25 - Mar 25		$13,804	0.11%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	Jan 25 - Mar 25		(39,111)	(0.30%	)

Total forward currency contracts			$(25,307)	(0.19%	)

INVESTMENT SECURITIES

	Maturity Date	Description	Fair Value	% of Partners’ Capital
Face Value

U.S. Government Securities
$ 8,820,000	Jan-25	Treasury bills	$8,810,590	68.33%

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

___________________

	2025	2024
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(130,397)	$1,251,957
Net change in unrealized	(175,260)	333,480
Brokerage commissions	(47,233)	(59,261)

Net gain (loss) from trading of derivatives contracts	(352,890)	1,526,176

Gain (loss) on trading of foreign currency
Net realized	2,497	(3,169)
Net change in unrealized	3,144	(9,029)

Net gain (loss) from trading of foreign currency	5,641	(12,198)

Total trading gains (losses)	(347,249)	1,513,978

NET INVESTMENT INCOME
Income
Interest income	125,832	196,804

Expenses
Incentive fee	–	203,238
Management fee	37,005	45,972
Service fee	29,208	36,912
Advisory fee	29,299	36,871
Professional fees	18,545	21,048
Administrative fee	8,837	10,818
Interest expense	398	415
Other expenses	3,746	1,751

Total expenses	127,038	357,025

Net investment loss	(1,206)	(160,221)

NET INCOME (LOSS)	$(348,455)	$1,353,757

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

___________________

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2023	$1,036,159	$642,553	$6,806,353	$6,194,181	$939,659	$3,661	$15,622,566

Transfers	–	–	(40,818)	40,818	–	–	–

Capital withdrawals	(180,319)	–	(445,988)	(374,385)	–	–	(1,000,692)

From operations:
Net investment loss	(9,100)	(4,241)	(88,641)	(52,014)	(6,201)	(24)	(160,221)
Net realized gain from investments (net of brokerage commissions)	75,105	50,884	518,540	470,298	74,410	290	1,189,527
Net change in unrealized gain from investments	23,868	12,821	139,881	129,057	18,751	73	324,451
Net income for the three months ended March 31, 2024	89,873	59,464	569,780	547,341	86,960	339	1,353,757

Balances at March 31, 2024	$945,713	$702,017	$6,889,327	$6,407,955	$1,026,619	$4,000	$15,975,631

Balances at December 31, 2024	$885,625	$595,488	$5,699,969	$5,289,406	$420,176	$3,774	$12,894,438

Capital withdrawals	–	–	(61,681)	(217,631)	(96,746)	–	(376,058)

From operations:
Net investment income (loss)	1,179	2,245	(15,153)	8,925	1,584	14	(1,206)
Net realized (loss) from investments (net of brokerage commissions)	(12,208)	(8,218)	(77,709)	(71,147)	(5,799)	(52)	(175,133)
Net change in unrealized gain from investments	(12,012)	(8,076)	(76,556)	(69,724)	(5,697)	(51)	(172,116)
Net (loss) for the three months ended March 31, 2025	(23,041)	(14,049)	(169,418)	(131,946)	(9,912)	(89)	(348,455)

Balances at March 31, 2025	$862,584	$581,439	$5,468,870	$4,939,829	$313,518	$3,685	$12,169,925

See accompanying notes.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS

___________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

A.       General Description of the Partnership

Altegris Winton Futures Fund, L.P. (the “Partnership”) was organized as a Colorado limited partnership in March 1999, and will continue until December 31, 2035, unless sooner terminated as provided for in the Agreement of Limited Partnership (the “Agreement”), as amended and restated from time to time. The Partnership’s general partner is Altegris Advisors, L.L.C. (the “General Partner”). The General Partner has the overall responsibility for the management, operation and administration of the Partnership, including the selection of its commodity trading adviser. The Partnership’s trading activities are conducted pursuant to an advisor contract with Winton Capital Management Limited (the “Advisor”). The Partnership speculatively trades commodity futures contracts, options on futures contracts, forward contracts and other commodity interests. The objective of the Partnership’s business is appreciation of its assets. The Partnership is subject to the regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States (“U.S.”) government that regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges and futures commission merchants (brokers) through which the Partnership trades.

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of March 31, 2025, and December 31, 2024 and reported amounts of income and expenses for the three months ended March 31, 2025, and 2024, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

___________________

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

___________________

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

The fair value of corporate notes is determined using recently executed transactions, market price quotations (where observable), notes spreads or credit default swap spreads. The spread data used are for the same maturity as that of the notes. If the spread data does not reference the issuer, data that references a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond, or single-name credit default swap spreads and recovery rates based on collateral values as key inputs. These valuation methods represent both a market and income approach to fair value measurement. Corporate notes are categorized in Level 2 of the fair value hierarchy; however, in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy. As of March 31, 2025 and December 31, 2024, the Partnership did not hold corporate notes.

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

There were no changes to the Partnership’s valuation methodology during the three months ended March 31, 2025 and year ended December 31, 2024.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as on March 31, 2025 and December 31, 2024:

				Balance as of
March 31, 2025	Level 1	Level 2	Level 3	March 31, 2025
Assets:
Futures contracts (1)	$309,022	$–	$–	$309,022
Forward currency contracts (1)	–	49,218	–	49,218
US Government securities	8,352,091	–	–	8,352,091

	$8,661,113	$49,218	$–	$8,710,331

Liabilities:
Futures contracts (1)	$(203,457)	$–	$–	$(203,457)
Forward currency contracts (1)	–	(11,631)	–	(11,631)

	$(203,457)	$(11,631)	$–	$(215,088)

				Balance as of
December 31, 2024	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Futures contracts (1)	$580,690	$–	$–	$580,690
Forward currency contracts (1)	–	13,804	–	13,804
U.S. Government securities	8,810,590	–	–	8,810,590

	$9,391,280	$13,804	$–	$9,405,084

Liabilities:
Futures contracts (1)	$(236,971)	$–	$–	$(236,971)
Forward currency contracts (1)	–	(39,111)	–	(39,111)

	$(236,971)	$(39,111)	$–	$(276,082)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended March 31, 2025 and year ended December 31, 2024, there were no Level 3 securities.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of March 31, 2025 and December 31, 2024, the Partnership’s segregated cash balance on the Statements of Financial Condition of $904,211 and $1,052,978, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of March 31, 2025 and December 31, 2024, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $150,902 and $78,283, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at First Republic Bank (and used to pay Partnership operating expenses). Effective May 1, 2023, J.P. Morgan Chase Bank assumed all of the deposits and substantially all of the assets of First Republic Bank.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.       Option Contracts

Generally, an option is a contract that gives the purchaser of the option, in return for the premium paid, the right to buy a specified security, currency or other instrument (an ’‘underlying instrument’’) from the writer of the option (in the case of a call option), or to sell a specified security, currency, or other instrument to the writer of the option (in the case of put option) at a designated price. Put and call options that the Partnership may purchase or write may be traded on a national securities exchange or in the over-the-counter (OTC) market. All option positions entered into on a national securities exchange are cleared and guaranteed by the options clearing corporation, thereby reducing the risk of counterparty default. There can be no assurance that a liquid secondary market will exist for any option purchased or sold.

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

As of March 31, 2025 and December 31, 2024, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at March 31, 2025 and December 31, 2024 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the Agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at March 31, 2025 and December 31, 2024 are reflected within the Condensed Schedules of Investments.

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

The Partnership is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Partnership recording a tax liability that reduces ending partners’ capital. Based on its tax analysis, the Partnership has determined that it has not incurred any liability for unrecognized tax benefits for any of the Partnership’s open tax years. However, the Partnership’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Partnership’s tax returns remain open for examination by United States federal tax authorities for a period of three years and by state tax authorities for a period of three years from the date they are filed. Taxes associated with foreign tax jurisdictions remain subject to examination based on varying statutes of limitations, if any. The Partnership is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no other income tax liability or expense has been recorded in the accompanying financial statements.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

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

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the three months ended March 31, 2025 and 2024.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 3 - RELATED PARTY TRANSACTIONS

A.       General Partner Management Fee

The General Partner receives a monthly management fee from the Partnership equal to 0.0625% (0.75% annually) for Original Class A and 0.146% (1.75% annually) for Original Class B of the Partnership’s net asset value apportioned to each Partner’s capital account at the beginning of the month, before deduction of any accrued incentive fee related to the current quarter (the “management fee net asset value”). The General Partner receives a monthly management fee from the Partnership equal to 0.104% (1.25% annually) for Class A and Class B, and 0.0625% (0.75% annually) for Institutional Interests of the Partnership’s management fee net asset value. The General Partner may declare any Limited Partner a “Special Limited Partner” and the management fee or incentive fee charged to any such partner may be different than those charged to other Limited Partners.

Total management fee earned by the General Partner, for the three months ended March 31, 2025 and 2024 are shown on the Statements of Income (Loss) as a management fee.

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership’s management fee net asset value attributable to Class A and Class B Interests. For the three months ended March 31, 2025 administrative fees for Class A Interests and Class B Interests were $4,609, and $4,228 respectively. For the three months ended March 31, 2024 administrative fees for Class A Interests and Class B Interests were $5,665, and $5,153 respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

At March 31, 2025 and December 31, 2024, the Partnership had commissions and brokerage fees payable to its introducing broker of $11,051 and $12,285, respectively. These amounts are included in commissions payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

C.       AlphaMax Distributors, L.L.C. and Altegris Clearing Solutions, L.L.C. (continued)

The following tables show the fees paid to Altegris Clearing Solutions for the three months ended March 31, 2025 and 2024:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024

Altegris Clearing Solutions - Brokerage Commission fees	$37,509	$45,258

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

NOTE 4 - ADVISORY CONTRACT

The Partnership’s trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fee earned by the Advisor for the three months ended March 31, 2025 and 2024 are shown on the Statements of Income (Loss).

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fee earned to the Advisor. For the three months ended March 31, 2025, advisory fees for Class A, Class B, Original Class B, Institutional Interests and General Partner’s Interest were $13,966, $12,812, $1,473, $1,039 and $9, respectively. For the three months ended March 31, 2024, advisory fees for Class A, Class B, Original Class B, Institutional Interests and General Partner’s Interest were $17,166, $15,615, $1,657, $2,430 and $3, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three months ended March 31, 2025, service fees for General Partner’s Interest, Original Class A and Class A were $0, $4,346 and $24,862, respectively. For the three months ended March 31, 2024, service fees for General Partner’s Interest, Original Class A and Class A were $0, $5,322 and $31,590, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

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

The following presents the fair value of derivatives contracts at March 31, 2025 and December 31, 2024. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

March 31, 2025

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$91,093	$(18,646)	$72,447
Currencies	24,322	(13,235)	11,087
Energies	18,985	(30,615)	(11,630)
Interest Rates	24,923	(38,799)	(13,876)
Metals	120,775	(82,861)	37,914
Stock Indices	28,924	(19,301)	9,623

Total Futures Contracts	$309,022	$(203,457)	$105,565

Forward Currency Contracts	$49,218	$(11,631)	$37,587

Total Gross Fair Value of Derivatives Contracts	$358,240	$(215,088)	$143,152

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

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

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three months ended March 31, 2025 and 2024.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended March 31, 2025

Type of		Change in	Average Notional
Derivatives Contracts	Realized	Unrealized	Value of Contracts
Futures Contracts
Agriculture	$190,709	$(103,759)
Currencies	(29,501)	(137,083)
Energies	(164,835)	39,607
Interest Rates	(101,360)	(66,729)
Metals	38,691	4,209
Stock Indices	(62,878)	25,601

Total Futures Contracts	$(129,174)	$(238,154)	$44,522,352	(1)

Forward Currency Contracts	$(1,223)	$62,894	$5,193,911	(2)

Total (loss) from Derivatives Contracts	$(130,397)	$(175,260)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of March 31, 2025				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$49,218	$(11,631)	$37,587	$–	$–	$37,587

Total	$49,218	$(11,631)	$37,587	$–	$–	$37,587

Offsetting the Financial Liabilities and Derivative Liabilities

As of March 31, 2025				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$11,631	$(11,631)	$–	$–	$–	$–

Total	$11,631	$(11,631)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$13,804	$(13,804)	$–	$–	$–	$–

Total	$13,804	$(13,804)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$39,111	$(13,804)	$25,307	$–	$(25,307)	$–

Total	$39,111	$(13,804)	$25,307	$–	$(25,307)	$–

(1)	The Partnership posted additional collateral of $165,978 as of March 31, 2025 and $121,833 for December 31, 2024 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three months ended March 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Three months ended March 31, 2025
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(2.60)%	(2.36)%	(3.00)%	(2.56)%	(2.36)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(2.60)%	(2.36)%	(3.00)%	(2.56)%	(2.36)%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.46%	2.47%	5.08%	3.30%	2.47%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.46%	2.47%	5.08%	3.30%	2.47%

Net investment income (loss) (1) (2)	0.54%	1.52%	(1.08)%	0.70%	1.52%

	Three months ended March 31, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	10.31%	10.60%	9.89%	10.38%	10.60%
Incentive fees	(1.34)%	(1.35)%	(1.34)%	(1.35)%	(1.35)%

Total return after incentive fees	8.97%	9.25%	8.55%	9.03%	9.25%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.41%	2.34%	5.02%	3.18%	2.34%
Incentive fees (3)	1.28%	1.31%	1.29%	1.29%	1.31%

Total expenses	4.69%	3.65%	6.31%	4.47%	3.65%

Net investment income (loss) (1) (2)	1.58%	2.66%	(0.02)%	1.83%	2.66%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

___________________

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to March 31, 2025 have occurred that would require recognition or disclosure, except as noted below.

From April 1, 2025 through May 14 , 2025, the Partnership had redemptions of $109,428.74.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through March 31, 2025, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended March 31, 2025

During the first quarter of 2025, the Partnership achieved net realized and unrealized losses of $347,249 from its trading activities, and net of brokerage commissions of 47,233. The Partnership accrued total expenses of $127,038 including $37,005 in management fee paid to the General Partner, $0 in incentive fee, and $90,033 in service, professional fees and all other expenses. The Partnership earned $125,832 in interest income during the first quarter of 2025. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2025 is set forth below.

The partnership ended the first quarter of 2025 with negative performance over the quarter. The first quarter of 2025 was marked by a great deal of regional variation in the returns of equity indices. Regional dispersion was also evident in fixed income and currencies. Government bonds delivered positive returns in the United States and Australia, yet were mostly lossmaking elsewhere, particularly in Germany and Japan. The US dollar weakened against most major currencies over the three months, although returns were more diverse among the other major currencies. The Japanese yen, for example, weakened against the US dollar and strengthened against the Canadian dollar and Chinese yuan.

Some of the largest risk-adjusted moves in commodities during the quarter were in Comex copper and gold. Copper prices rose past $10,000 a tonne, and the US contract outperformed the London contract as traders sought to secure supplies in anticipation of tariffs. At the same time, gold prices trended to new record highs amid concerns about global trade and geopolitical tensions more generally.

Profits concentrated in the precious metals and agriculture sectors were insufficient to offset losses elsewhere in the portfolio during the first quarter. Diversifying signals provided valuable diversification in agriculture and currencies, mitigating losses from the core trend-following strategy. Trend following on gold was the most notable positive contributor in the first quarter, but was challenging in the other sectors overall as range-bound trading whipsawed the strategy’s positioning.

The strategy’s commodities positioning switched from net short to net long in energies and base metals during the quarter and from net short to net long and back again in crops. Elsewhere, net long exposure to precious metals and net short exposure to industrials increased, while long positions in livestock reduced.

The financial sectors were also difficult for performance overall as longstanding trends in fixed income, currencies and equity indices reversed.

Long positions in the large-cap US indices were the biggest detractors from performance in stock indices, where both cross-sectional and directional trend-following models lost money. The losses were mitigated by the strategy’s tilt to faster models in stock indices, which meant that long US and Japanese positions and short Hong Kong positions were quickly reduced, with net leverage in the sector falling from 20% in the middle of February to just 3% at quarter end.

Overall, diversification has improved within the portfolio, with reduced net leverage and portfolio sensitivities concealing a healthy balance of longs and shorts within each sector. The strategy will continue to adapt its positioning in order to capitalise on any trends that emerge over the remainder of this year.

Three Months Ended March 31, 2024

During the first quarter of 2024, the Partnership achieved net realized and unrealized gains of $1,513,978 from its trading activities, and net of brokerage commissions of $59,261. The Partnership accrued total expenses of $357,025 including $45,972 in management fee paid to the General Partner, $203,238 in incentive fee, and $107,815 in service, professional fees and all other expenses. The Partnership earned $196,804 in interest income during the first quarter of 2024. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the first quarter of 2024 is set forth below.

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

Contractual Obligations

The Partnership does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, related option and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Partnership for less than four months before being offset or rolled over into new contracts with similar maturities. The Partnership’s financial statements present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Partnership’s open futures and forward currency contracts, both long and short, at March 31, 2025.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Due to the nature of the Partnership as a speculative commodity pool, changes from December 31, 2024 are not material.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings.

None.

Item 1A: Risk Factors.

There have been no material changes to the Partnership’s risk factors since the Partnership filed its annual report on Form 10-K with the Securities and Exchange Commission on March 26, 2025.

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

Month	Amount Redeemed
January 31, 2025	$221,269.63
February 28, 2025	$0.00
March 31, 2025	$154,788.17

Item 3: Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4: Mine Safety Disclosure.

Not applicable.

Item 5: Other Information.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2025

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

