Form 10-Q
period 2025-06-30
Altegris Winton Futures Fund, L.P.
filed 2025-08-14
CIK 1198415

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-Q

______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2025 (Unaudited) AND DECEMBER 31, 2024 (Audited)

	2025	2024
ASSETS
Equity in commodity broker account:
Cash deposit with broker	$2,127,443	$2,588,640
Segregated cash	692,735	1,052,978
Segregated foreign currency (cost - $136,552 and $81,043)	139,984	78,283
Net unrealized gain on open forward contracts	2,688	–
Net unrealized gain on open futures contracts	187,839	343,719
Total assets in commodity broker account	3,150,689	4,063,620

Investment securities, at fair value (cost - $7,363,641 and $8,783,468)	7,377,428	8,810,590
Cash	270,713	178,868

Total assets	$10,798,830	$13,053,078

LIABILITIES
Equity in commodity broker account:
Net unrealized loss on open forward contracts	$–	$25,307
Total liabilities in commodity broker account	–	25,307

Redemptions payable	131,748	21,341
Commissions payable	12,443	15,585
Management fee payable	10,325	12,439
Service fees payable	19,840	22,656
Advisory fee payable	8,150	9,849
Administrative fee payable	2,456	2,975
Other liabilities	30,194	48,488

Total liabilities	215,156	158,640

PARTNERS’ CAPITAL (NET ASSET VALUE)
General Partner	3,489	3,774
Limited Partners	10,580,185	12,890,664

Total partners’ capital (Net Asset Value)	10,583,674	12,894,438

Total liabilities and partners’ capital	$10,798,830	$13,053,078

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2025 (Unaudited)

	Range of Expiration Dates	Number of Contracts	Fair Value	% of Partners' Capital

LONG FUTURES CONTRACTS:
Agriculture	Aug 25 - Mar 26	48	$12,184	0.12%
Currencies	Sep 25	39	65,970	0.62%
Energies	Sep 25 - Nov 25	6	(22,292)	(0.21)%
Interest Rates	Sep 25 - June 28	95	5,893	0.06%
Metals	Aug 25 - Oct 25	32	76,140	0.72%
Stock Indices	July 25 - Sep 25	20	17,313	0.16%

Total long futures contracts		240	155,208	1.47%

SHORT FUTURES CONTRACTS:
Agriculture	Sep 25 - Mar 26	49	58,134	0.55%
Currencies	Sep 25	32	(18,258)	(0.17)%
Energies	Sep 25 - Oct 25	13	30,649	0.29%
Interest Rates	Sep 25 - Mar 26	12	(13,190)	(0.12)%
Metals	July 25 - Oct 25	33	(16,982)	(0.16)%
Stock Indices	July 25 - Sep 25	9	(7,722)	(0.07)%

Total short futures contracts		148	32,631	0.32%

Total futures contracts			$187,839	1.79%

UNREALIZED GAIN ON FORWARD CONTRACTS:
Currencies	July 25 - Sep 25		$43,447	0.41%

UNREALIZED LOSS ON FORWARD CONTRACTS:
Currencies	July 25 - Sep 25		(40,759)	(0.39)%

Total forward currency contracts			$2,688	0.02%

INVESTMENT SECURITIES
Face Value	Maturity Date	Description	Fair Value	% of Partners' Capital

U.S. Government Securities
$7,380,000	Jul-25	Treasury bills	$7,377,428	69.71%

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

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TRADING GAINS (LOSSES)
Gain (loss) on trading of derivatives contracts
Net realized	$(697,029)	$12,215	$(827,426)	$1,264,172
Net change in unrealized	47,376	(252,014)	(127,884)	81,466
Brokerage commissions	(42,758)	(59,014)	(89,991)	(118,275)

Net gain (loss) from trading of derivatives contracts	(692,411)	(298,813)	(1,045,301)	1,227,363

Gain (loss) on trading of foreign currency
Net realized	4,231	(7,030)	6,728	(10,199)
Net change in unrealized	3,048	2,940	6,192	(6,089)

Net gain (loss) from trading of foreign currency	7,279	(4,090)	12,920	(16,288)

Total trading gains (losses)	(685,132)	(302,903)	(1,032,381)	1,211,075

NET INVESTMENT INCOME (LOSS)
Income
Interest income	113,650	199,747	239,482	396,551

Expenses
Management fee	33,519	45,880	70,524	91,852
Service fee	26,869	35,560	56,077	72,472
Advisory fee	26,447	36,954	55,747	73,825
Professional fees	25,026	20,756	43,571	41,804
Administrative fee	8,012	10,806	16,849	21,624
Incentive fee	–	1,710	–	204,948
Interest expense	389	569	787	984
Other expenses	2,748	2,663	6,494	4,414

Total expenses	123,010	154,898	250,049	511,923

Net investment income (loss)	(9,360)	44,849	(10,567)	(115,372)

NET INCOME (LOSS)	$(694,492)	$(258,054)	$(1,042,948)	$1,095,703

See accompanying notes.

ALTEGRIS WINTON FUTURES FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

	Limited Partners
	Original	Original			Institutional	General
	Class A	Class B	Class A	Class B	Interests	Partner	Total

Balances at December 31, 2023	$1,036,159	$642,553	$6,806,353	$6,194,181	$939,659	$3,661	$15,622,566

Transfers	–	–	(40,818)	40,818	–	–	–

Capital withdrawals	(180,319)	(72,470)	(779,693)	(788,905)	(62,735)	–	(1,884,122)

From operations:
Net investment income (loss)	(4,970)	(108)	(87,483)	(23,509)	694	4	(115,372)
Net realized gain from investments (net of brokerage commissions)	71,504	49,229	494,211	449,719	70,760	275	1,135,698
Net change in unrealized gain from investments	7,936	3,228	30,636	31,074	2,498	5	75,377

Net income for the six months ended June 30, 2024	74,470	52,349	437,364	457,284	73,952	284	1,095,703

Balances at June 30, 2024	$930,310	$622,432	$6,423,206	$5,903,378	$950,876	$3,945	$14,834,147

Balances at December 31, 2024	$885,625	$595,488	$5,699,969	$5,289,406	$420,176	$3,774	$12,894,438

Capital withdrawals	(26,252)	–	(317,387)	(827,432)	(96,745)	–	(1,267,816)

From operations:
Net investment income (loss)	1,766	4,000	(32,572)	13,684	2,530	25	(10,567)
Net realized loss from investments (net of brokerage commissions)	(65,180)	(44,315)	(410,688)	(364,986)	(25,239)	(281)	(910,689)
Net change in unrealized loss from investments	(7,578)	(4,644)	(50,262)	(55,307)	(3,872)	(29)	(121,692)
Net loss for the six months ended June 30, 2025	(70,992)	(44,959)	(493,522)	(406,609)	(26,581)	(285)	(1,042,948)

Balances at June 30, 2025	$788,381	$550,529	$4,889,060	$4,055,365	$296,850	$3,489	$10,583,674

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

B.       Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the Partnership follows the accounting and reporting guidelines for investment companies. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported fair value of assets and liabilities, disclosures of contingent assets and liabilities as of June 30, 2025, and December 31, 2024 and reported amounts of income and expenses for the three and six months ended June 30, 2025, and 2024, respectively. Management believes that the estimates utilized in preparing the Partnership’s financial statements are reasonable; however, actual results could differ from these estimates and it is reasonably possible that differences could be material.

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

There were no changes to the Partnership’s valuation methodology during the six months period ended June 30, 2025 and December 31, 2024.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.       Fair Value (continued)

The following table presents information about the Partnership’s assets and liabilities measured at fair value as on June 30, 2025 and December 31, 2024:

				Balance as of
June 30, 2025	Level 1	Level 2	Level 3	June 30, 2025
Assets:
Futures contracts (1)	$342,710	$–	$–	$342,710
Forward currency contracts (1)	–	43,447	–	43,447
US Government securities	7,377,428	–	–	7,377,428

	$7,720,138	$43,447	$–	$7,763,585

Liabilities:
Futures contracts (1)	$(154,871)	$–	$–	$(154,871)
Forward currency contracts (1)	–	(40,759)	–	(40,759)

	$(154,871)	$(40,759)	$–	$(195,630)

				Balance as of
December 31, 2024	Level 1	Level 2	Level 3	December 31, 2024
Assets:
Futures contracts (1)	$580,690	$–	$–	$580,690
Forward currency contracts (1)	–	13,804	–	13,804
U.S. Government securities	8,810,590	–	–	8,810,590

	$9,391,280	$13,804	$–	$9,405,084

Liabilities:
Futures contracts (1)	$(236,971)	$–	$–	$(236,971)
Forward currency contracts (1)	–	(39,111)	–	(39,111)

	$(236,971)	$(39,111)	$–	$(276,082)

(1)	See Note 7. “Financial Derivative Instruments” for the fair value in each type of contracts within this category.

For the period ended June 30, 2025 and year ended December 31, 2024, there were no Level 3 securities.

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

The Partnership’s Clearing Broker holds margin balances in a single currency, in which all margin requirements can be satisfied in U.S. dollars. Foreign currency balances can also be used to satisfy margin requirements. As of June 30, 2025 and December 31, 2024, the Partnership’s segregated cash balance on the Statements of Financial Condition of $692,735 and $1,052,978, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in US Dollars. As of June 30, 2025 and December 31, 2024, the Partnership’s segregated foreign currency balance on the Statements of Financial Condition of $139,984 and $78,283, respectively, represents the collateral pledged by the Partnership to satisfy the Clearing Broker’s margin requirements in foreign currency. The Partnership’s assets not deposited at the Clearing Broker are deposited with either the Custodian or held in bank cash accounts at J.P. Morgan Chase Bank.

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

As of June 31, 2025 and December 31, 2024, the Partnership did not hold any option contracts.

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

There are several risks in connection with the use of futures contracts as an investment option. The change in value of futures contracts primarily corresponds with the value of their underlying instruments. In addition, there is the risk that the Partnership may not be able to enter into a closing transaction because of an illiquid secondary market. Open positions in futures contracts at June 30, 2025 and December 31, 2024 are reflected within the Condensed Schedules of Investments.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.       Forward Currency Contracts

Forward currency contracts are entered into as an economic hedge against foreign currency exchange rate risk related to portfolio positions. A forward currency contract is an obligation to purchase or sell a currency against another currency at a future date at an agreed upon price and quantity. Forward currency contracts are traded over-the-counter and not on an organized exchange. Forward currency contracts help to manage the overall exposure to the foreign currency backing some of the investments held by the Partnership. Each contract is marked-to-market daily and the change in market value is recorded by the Partnership as an unrealized gain or loss. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value at the time it was opened and the value at the time it was closed. The use of forward currency contracts involves the risk that counterparties may not meet the terms of the Agreement or unfavorable movements in the value of a foreign currency relative to the U.S. dollar. Open forward currency contracts at June 30, 2025 and December 31, 2024 are reflected within the Condensed Schedules of Investments.

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

The Partnership consists of the General Partner’s Interest, Original Class A Interests, Original Class B Interests, Class A Interests, Class B Interests and Institutional Interests. Original Class A Interests and Original Class B Interests were issued prior to July 1, 2008 and are no longer issued to limited partners in the Partnership (each a “Limited Partner” and collectively the “Limited Partners”). Class A Interests, Class B Interests and Institutional Interests were first issued by the Partnership on July 1, 2008. Income or loss (prior to management fee, administrative fees, service fees and incentive fee) are allocated pro rata among the Limited Partners based on their respective capital accounts as of the end of each month, in which the items accrue pursuant to the terms of the Partnership’s Agreement. Original Class A Interests, Original Class B Interests, Class A Interests, Class B Interests and Institutional Interests are then charged with their applicable management fee, administrative fee, service fee and incentive fee in accordance with the Agreement.

No Limited Partner of the Partnership shall be liable for any debts or liabilities of the Partnership or any losses thereof in excess of such Limited Partner’s capital contributions, except as may be required by law.

B.      Subscriptions, Distributions and Redemptions

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner.

The Partnership is not required to make distributions but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of capital, subject to restrictions set forth in the Agreement. The General Partner may request and receive redemption of capital, subject to the same terms as any Limited Partner. The partners may withdraw their interests on a monthly basis upon at least 15 days’ prior written notice, subject to the discretion of the General Partner. No distributions were made for the six months ended June 30, 2025 and 2024.

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

Total management fee earned by the General Partner, for the three and six months ended June 30, 2025 and 2024 are shown on the Statements of Income (Loss) as a management fee.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

B.       Administrative Fee

The General Partner receives a monthly administrative fee from the Partnership equal to 0.0275% (0.33% annually) of the Partnership's management fee net asset value attributable to Class A and Class B Interests. For the three and six months ended June 30, 2025 administrative fees for Class A Interests were $4,249 and $8,858, respectively and administrative fees for Class B Interests were $3,763 and $7,991, respectively. For the three and six months ended June 30, 2024, administrative fees for Class A Interests were $5,633 and $11,298, respectively and administrative fees for Class B Interests were $5,173 and $10,326 respectively. General Partner’s Interest, Original Class A, Original Class B and Institutional Interests did not get charged the administrative fee.

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

At June 30, 2025 and December 31, 2024, the Partnership had commissions and brokerage fees payable to its introducing broker of $10,115 and $12,285, respectively. These amounts are included in commissions payable on the Statements of Financial Condition, respectively. The amounts shown on the Statements of Financial Condition include fees payable to non-related parties.

The following tables show the fees paid to Altegris Clearing Solutions for the three and six months ended June 30, 2025 and 2024:

	Three months ended	Six months ended	Three months ended	Six months ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024

Altegris Clearing Solutions - Brokerage Commission fees	$33,807	$71,316	$48,326	$93,584

The amounts above are included in Brokerage Commissions and Service Fees on the Statements of Income (Loss), respectively. The amounts shown on the Statements of Income (Loss) include fees paid to non-related parties.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - ADVISORY CONTRACT

The Partnership's trading activities are conducted pursuant to an advisory contract with Winton Capital Management, Ltd. (“Advisor”). The Partnership pays the Advisor a quarterly incentive fee of 20% of the trading profits (as defined in the Agreement). However, the quarterly incentive fee is payable only on cumulative profits achieved from commodity trading (as defined in the Agreement), calculated separately for each partner’s interest (as defined in the Agreement). The incentive fee is accrued on a monthly basis and paid quarterly. Total incentive fee earned by the Advisor for the three and six months ended June 30, 2025 and 2024 are shown on the Statements of Income (Loss).

Interest holders will be assessed a monthly advisory fee paid to the Advisor of 0.083% of the management fee net asset value of each holder’s month-end capital account balance (1.00% annually), with the exception of Original Class A Interests. In addition, the General Partner has assigned a portion of its management fee earned to the Advisor. For the three and six months ended June 30, 2025, advisory fee for Class A were $12,875 and $26,842, respectively, for Class B Interests were $11,403 and $24,215, respectively, for Original Class B Interests were $1,403 and $2,876, respectively, for Institutional Interests were $757 and $1,796, respectively and for General Partner’s Interest were $9 and $18, respectively. For the three and six months ended June 30, 2024, advisory fee for Class A were $17,071 and $34,237, respectively, for Class B Interests were $15,674 and $31,290, respectively, for Original Class B Interests were $1,656 and $3,312, respectively, for Institutional Interests were $2,543 and $4,973, respectively and for General Partner’s Interest were $10 and $13, respectively. Original Class A Interests did not get charged the advisory fee.

NOTE 5 - SERVICE FEES

Original Class A Interests and Class A Interests pay selling agents an ongoing monthly payment of 0.166% of the month-end net asset value (2% annually) of the value of interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners. Institutional Interests may pay selling agents, if the selling agent so elects, an ongoing monthly payment of 0.0417% (0.50% annually) of the value of Institutional Interests sold by them which are outstanding at month-end as compensation for their continuing services to the Limited Partners holding Institutional Interests. For the three and six months ended June 30, 2025, service fees for General Partner’s Interest, were $nil and $nil, respectively, for Class A Interests were $22,826 and $47,688, respectively, for Original Class A Interests were $4,043 and $8,389, respectively. For the three and six months ended June 30, 2024, service fees for General Partner’s Interest, were $nil and $nil, respectively, for Class A Interests were $30,800 and $62,390, respectively, for Original Class A Interests were $4,760 and $10,082, respectively. Class B, Original Class B and Institutional Interests did not get charged the service fees.

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

The following presents the fair value of derivatives contracts at June 30, 2025 and December 31, 2024. The fair value of derivatives contracts is presented as an asset if in a gain position and a liability if in a loss position. Fair value is presented on a gross basis in the table below even though the futures and forward contracts qualify for net presentation in the Statements of Financial Condition.

June 30, 2025

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$105,006	$(34,688)	$70,318
Currencies	67,910	(20,198)	47,712
Energies	30,649	(22,292)	8,357
Interest Rates	16,847	(24,144)	(7,297)
Metals	102,046	(42,888)	59,158
Stock Indices	20,252	(10,661)	9,591

Total Futures Contracts	$342,710	$(154,871)	$187,839

Forward Currency Contracts	$43,447	$(40,759)	$2,688

Total Gross Fair Value of Derivatives Contracts	$386,157	$(195,630)	$190,527

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

December 31, 2024

	Assets	Liability
Type of	Derivatives	Derivatives	Net
Derivatives Contracts	Fair Value	Fair Value	Fair Value

Futures Contracts
Agriculture	$218,672	$(42,466)	$176,206
Currencies	202,383	(54,213)	148,170
Energy	–	(51,237)	(51,237)
Interest Rates	76,252	(23,399)	52,853
Metals	62,902	(29,197)	33,705
Stock Indices	20,481	(36,459)	(15,978)

Total Futures Contracts	$580,690	$(236,971)	$343,719

Forward Currency Contracts	$13,804	$(39,111)	$(25,307)

Total Gross Fair Value of Derivatives Contracts	$594,494	$(276,082)	$318,412

The following presents the trading results of the Partnership’s derivative trading and information related to the volume of the Partnership’s derivative activity for the three and six months ended June 30, 2025 and 2024.

The below captions of “Realized” and “Change in Unrealized” correspond to the captions in the Statements of Income (Loss) for gain (loss) on trading of derivatives contracts.

Three Months Ended June 30, 2025

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$22,441	$(2,129)
Currencies	(137,803)	36,623
Energies	(178,162)	19,988
Interest Rates	(149,358)	6,581
Metals	(99,202)	21,243
Stock Indices	(118,824)	(32)

Total Futures Contracts	$(660,908)	$82,274	$27,481,185	(1)

Forward Currency Contracts	$(36,121)	$(34,898)	$4,790,491	(2)

Total Gain (loss) from Derivatives Contracts	$(697,029)	$47,376

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Six Months Ended June 30, 2025

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$213,150	$(105,888)
Currencies	(167,305)	(100,458)
Energies	(342,997)	59,594
Interest Rates	(250,718)	(60,150)
Metals	(60,512)	25,453
Stock Indices	(181,700)	25,570

Total Futures Contracts	$(790,082)	$(155,879)	$36,001,768	(1)

Forward Currency Contracts	$(37,344)	$27,995	$4,992,201	(2)

Total Gain from Derivatives Contracts	$(827,426)	$(127,884)

Three Months Ended June 30, 2024

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$(103,123)	$(71,672)
Currencies	175,384	(48,434)
Energies	(116,373)	(41,064)
Interest Rates	144,991	(33,207)
Metals	(49,971)	8,750
Stock Indices	(18,053)	(70,319)

Total Futures Contracts	$32,855	$(255,946)	$58,321,600	(1)

Forward Currency Contracts	$(20,640)	$3,932	$3,769,848	(2)

Total Gain from Derivatives Contracts	$12,215	$(252,014)

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Six Months Ended June 30, 2024

Type of Derivatives Contracts	Realized	Change in Unrealized	Number of Average Notional Value of Contracts
Futures Contracts
Agriculture	$707,875	$(34,327)
Currencies	261,369	75,513
Energies	(42,421)	62,360
Interest Rates	101,532	15,662
Metals	(204,468)	(50,028)
Stock Indices	465,198	(7,970)

Total Futures Contracts	$1,289,085	$61,210	$54,591,517	(1)

Forward Currency Contracts	$(24,913)	$20,256	$3,782,370	(2)

Total Gain from Derivatives Contracts	$1,264,172	$81,466

1)	The average notional value of futures contracts is representative of the Partnership’s volume of derivative activity for futures contracts during the respective period.
2)	The average notional value of forward currency contracts is representative of the Partnership’s volume of derivative activity for forward currency contracts during the respective period.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

The following table summarizes the disclosure requirements for offsetting assets and liabilities:

Offsetting the Financial Assets and Derivative Assets

As of June 30, 2025				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$43,447	$(40,759)	$2,688	$–	$–	$2,688

Total	$43,447	$(40,759)	$2,688	$–	$–	$2,688

Offsetting the Financial Liabilities and Derivative Liabilities

As of June 30, 2025				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$40,759	$(40,759)	$–	$–	$–	$–

Total	$40,759	$(40,759)	$–	$–	$–	$–

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - FINANCIAL DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting the Financial Assets and Derivative Assets

As of December 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received (1)	Net Amount

Forward Contracts	$13,804	$(13,804)	$–	$–	$–	$–

Total	$13,804	$(13,804)	$–	$–	$–	$–

Offsetting the Financial Liabilities and Derivative Liabilities

As of December 31, 2024				Gross Amounts Not Offset in the Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged (1)	Net Amount

Forward Contracts	$39,111	$(13,804)	$25,307	$–	$(25,307)	$–

Total	$39,111	$(13,804)	$25,307	$–	$(25,307)	$–

(1)	The Partnership posted additional collateral of $145,996 as of June 30, 2025 and $121,833 for December 31, 2024 with the Clearing Broker. The Partnership may post collateral due to a variety of factors that may include, without limitation, initial margin or other requirements that are based on notional amounts which may exceed the fair value of the derivative contract.

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following information presents the financial highlights of the Partnership for the three and six months ended June 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Three months ended June 30, 2025
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(5.55)%	(5.32)%	(5.94)%	(5.52)%	(5.32)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(5.55)%	(5.32)%	(5.94)%	(5.52)%	(5.32)%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.70%	2.74%	5.34%	3.57%	2.74%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.70%	2.74%	5.34%	3.57%	2.74%

Net investment income (loss) (1) (2)	0.29%	1.25%	(1.35)%	0.42%	1.25%

	Six months ended June 30, 2025
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(8.01)%	(7.55)%	(8.76)%	(7.94)%	(7.55)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(8.01)%	(7.55)%	(8.76)%	(7.94)%	(7.55)%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.58%	2.60%	5.21%	3.43%	2.58%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%	0.00%

Total expenses	3.58%	2.60%	5.21%	3.43%	2.58%

Net investment income (loss) (1) (2)	0.42%	1.39%	(1.21)%	0.57%	1.41%

Total return and the ratios to average net asset value are calculated for each class of Limited Partners’ capital taken as a whole. An individual Limited Partner’s total return and ratios may vary from the above returns and ratios due to the timing of their contributions and withdrawals and differing fee structures.

(1)	Excludes incentive fee.
(2)	Annualized.
(3)	Not annualized.

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - FINANCIAL HIGHLIGHTS (CONTINUED)

	Three months ended June 30, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	(1.63)%	(1.38)%	(2.04)%	(1.59)%	(1.38)%
Incentive fees	(0.00)%	(0.00)%	(0.00)%	(0.00)%	(0.00)%

Total return after incentive fees	(1.63)%	(1.38)%	(2.04)%	(1.59)%	(1.38)%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.35%	2.36%	5.00%	3.20%	2.36%
Incentive fees (3)	0.00%	0.06%	–%	0.02%	0.00%

Total expenses	3.35%	2.42%	5.00%	3.22%	2.36%

Net investment income (1) (2)	1.73%	2.72%	0.08%	1.89%	2.72%

	Six months ended June 30, 2024
	Original	Original			Institutional
	Class A	Class B	Class A	Class B	Interests

Total return for Limited Partners (3)
Return prior to incentive fees	8.54%	9.09%	7.68%	8.65%	9.09%
Incentive fees	(1.34)%	(1.35)%	(1.34)%	(1.35)%	(1.35)%

Total return after incentive fees	7.20%	7.74%	6.34%	7.30%	7.74%

Ratios to average net asset value
Expenses prior to incentive fees (2)	3.39%	2.35%	5.01%	3.19%	2.35%
Incentive fees (3)	1.33%	1.36%	1.30%	1.31%	1.27%

Total expenses	4.72%	3.71%	6.31%	4.50%	3.62%

Net investment income (1) (2)	1.65%	2.69%	0.03%	1.86%	2.69%

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

ALTEGRIS Winton Futures Fund, L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through the date these financial statements were issued, and concluded that no events subsequent to June 30, 2025 have occurred that would require recognition or disclosure, except as noted below.

From July 1, 2025 through August 14, 2025, the Partnership had redemptions of $50,054.

PART I – FINANCIAL INFORMATION (continued)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Liquidity

The Partnership’s assets are generally held as cash or cash equivalents, which are used to margin the Partnership’s futures positions and are sold to pay redemptions and expenses as needed. Other than any potential market-imposed limitations on liquidity, the Partnership’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Partnership’s futures trading. A portion of the Partnership’s assets not used for margin and held with the Custodian are invested in liquid, high quality securities. Through June 30, 2025, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Advisor on behalf of the Partnership.

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

Performance Summary

Three Months Ended June 30, 2025

During the second quarter of 2025, the Partnership achieved net realized and unrealized losses of $685,132 from its trading activities, and net of brokerage commissions of $42,758. The Partnership accrued total expenses of $123,010 including $33,519 in management fees paid to the General Partner, $0 in incentive fees, and $89,491 in service, professional fees and other expenses. The Partnership earned $113,650 in interest income during the second quarter of 2025. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2025 is set forth below.

Second Quarter 2025. The partnership ended the second quarter of 2025 with negative performance over the quarter.

President Donald Trump’s “Liberation Day” tariff announcement on 2 April triggered sharp reversals across global financial markets at the start of the quarter. The MSCI World Index declined by 11.3% from peak to trough before recovering to end April 0.9% higher and the full quarter up 11.5%. This rebound in equities coincided with delays to the implementation of tariffs, optimism regarding a prospective trade deal, and hopes of future interest rate cuts. Government bonds rallied sharply during the equity sell-off in a flight to safety, although these gains were retraced later in the month, particularly at the long end of the yield curve. In currencies, the Dollar Index declined to its lowest level in three years amid political criticism of the Chairman of the Federal Reserve and concerns regarding the health of the US economy.

Prices weakened across most commodities during the quarter. Declines in energies, base metals, and grains led the S&P GS Commodity Index to fall by 2.8%. Oil prices spiked amid strikes on Iran during June, but this strength was short lived, and prices fell back on signs that flows through the Strait of Hormuz were largely unaffected, as well as hopes of a de-escalation. Precious metals and livestock were notable exceptions. Gold prices continued to trend to new record highs amid dollar weakness, with investors also bidding up silver and platinum in search of “gold alternatives”. At the same time, hog and cattle prices rose sharply, supported by sustained consumer demand and concerns about supply.

Trend following led losses in the second quarter, while diversifying signals – which have provided valuable diversification in recent years – also ended the quarter lower. Energies, currencies and fixed income represented the top detractors from performance, outpacing small gains in agricultural commodities and industrials.

Both trend following and diversifying signals were on the wrong side of price movements within the energies sector. Oil and oil products led losses, with the strategy’s positioning whipsawed as prices fell at the start of the quarter, before spiking and then retracing in June amid strikes on Iran and the geopolitical fallout.

Diversifying signals led losses within the currencies portfolio, notably in April around Donald Trump’s “Liberation Day” tariff announcement. Short positioning in the Swiss franc and Canadian dollar were the largest negative contributors, outpacing gains from long positioning in the British pound and euro. The euro hit a four-year high versus the US dollar against the backdrop of concerns over the rising US deficit and trade deal uncertainty. Fixed income also weighed on returns, with losses led by Japanese government bonds.

Long positioning in livestock was a bright spot for the strategy, with cattle prices rallying through the quarter amid resilient demand. Short positioning in wheat and sugar also boosted performance within the wider agricultural sector. Gold prices reached new highs in the quarter amid a flight to safety, with profits accruing from the strategy’s net long positioning. The core trend-following strategy profited from a rally in platinum, but these gains were cancelled out by losses from diversifying signals. A new fundamental model, based on collaboration with Winton’s onshore team in China, was also a bright spot for the portfolio.

The strategy’s positive beta to the MSCI World grew through the second half of the quarter, ending June at 0.3. Having started the quarter with a -0.3 beta to the 10-year US treasury note, the strategy ends the quarter with a small positive beta of 0.1. The strategy also ends the quarter with a net negative exposure to the US dollar. Positioning is mixed across the commodity sectors, with net long positioning in metals and livestock and net short exposure in crops, industrials and energies.

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

Six Months Ended June 30, 2025

During the six months ended June 30, 2025, the Partnership achieved net realized and unrealized losses of $1,032,381 from its trading activities, and net of brokerage commissions of $89,991. The Partnership accrued total expenses of $250,049 including $70,524 in management fees paid to the General Partner, $0 in incentive fees, and $179,525 in service and professional fees. The Partnership earned $239,482 in interest income during the six months ended June 30, 2025. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2025 is set forth below.

Second Quarter 2025.

The partnership ended the second quarter of 2025 with negative performance over the quarter. President Donald Trump’s “Liberation Day” tariff announcement on 2 April triggered sharp reversals across global financial markets at the start of the quarter. The MSCI World Index declined by 11.3% from peak to trough before recovering to end April 0.9% higher and the full quarter up 11.5%. This rebound in equities coincided with delays to the implementation of tariffs, optimism regarding a prospective trade deal, and hopes of future interest rate cuts. Government bonds rallied sharply during the equity sell-off in a flight to safety, although these gains were retraced later in the month, particularly at the long end of the yield curve. In currencies, the Dollar Index declined to its lowest level in three years amid political criticism of the Chairman of the Federal Reserve and concerns regarding the health of the US economy.

Prices weakened across most commodities during the quarter. Declines in energies, base metals, and grains led the S&P GS Commodity Index to fall by 2.8%. Oil prices spiked amid strikes on Iran during June, but this strength was short lived, and prices fell back on signs that flows through the Strait of Hormuz were largely unaffected, as well as hopes of a de-escalation. Precious metals and livestock were notable exceptions. Gold prices continued to trend to new record highs amid dollar weakness, with investors also bidding up silver and platinum in search of “gold alternatives”. At the same time, hog and cattle prices rose sharply, supported by sustained consumer demand and concerns about supply.

Trend following led losses in the second quarter, while diversifying signals – which have provided valuable diversification in recent years – also ended the quarter lower. Energies, currencies and fixed income represented the top detractors from performance, outpacing small gains in agricultural commodities and industrials.

Both trend following and diversifying signals were on the wrong side of price movements within the energies sector. Oil and oil products led losses, with the strategy’s positioning whipsawed as prices fell at the start of the quarter, before spiking and then retracing in June amid strikes on Iran and the geopolitical fallout.

Diversifying signals led losses within the currencies portfolio, notably in April around Donald Trump’s “Liberation Day” tariff announcement. Short positioning in the Swiss franc and Canadian dollar were the largest negative contributors, outpacing gains from long positioning in the British pound and euro. The euro hit a four-year high versus the US dollar against the backdrop of concerns over the rising US deficit and trade deal uncertainty. Fixed income also weighed on returns, with losses led by Japanese government bonds.

Long positioning in livestock was a bright spot for the strategy, with cattle prices rallying through the quarter amid resilient demand. Short positioning in wheat and sugar also boosted performance within the wider agricultural sector. Gold prices reached new highs in the quarter amid a flight to safety, with profits accruing from the strategy’s net long positioning. The core trend-following strategy profited from a rally in platinum, but these gains were cancelled out by losses from diversifying signals. A new fundamental model, based on collaboration with Winton’s onshore team in China, was also a bright spot for the portfolio.

The strategy’s positive beta to the MSCI World grew through the second half of the quarter, ending June at 0.3. Having started the quarter with a -0.3 beta to the 10-year US treasury note, the strategy ends the quarter with a small positive beta of 0.1. The strategy also ends the quarter with a net negative exposure to the US dollar. Positioning is mixed across the commodity sectors, with net long positioning in metals and livestock and net short exposure in crops, industrials and energies.

First Quarter 2025.

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

Six Months Ended June 30, 2024

During the six months ended June 30, 2024, the Partnership achieved net realized and unrealized gains of $1,211,075 from its trading activities, and net of brokerage commissions of $118,275. The Partnership accrued total expenses of $511,923 including $91,852 in management fees paid to the General Partner, $204,948 in incentive fees, and $215,123 in service and professional fees. The Partnership earned $396,551 in interest income during the six months ended June 30, 2024. An analysis of the profits and losses generated from the Partnership’s commodity futures trading activities for the second quarter of 2024 is set forth below.

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

Month	Amount Redeemed
April 30, 2025	$109,428.74
May 31, 2025	$769,842.67
June 30, 2025	$12,487.23

Item 3: Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4: Mine Safety Disclosure.

Not applicable.

Item 5: Other Information.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2025

ALTEGRIS WINTON FUTURES FUND, L.P.

By:	ALTEGRIS ADVISORS, L.L.C.,
its general partner

/s/ Matthew C. Osborne

Matthew C. Osborne

Principal Executive Officer and Principal Financial Officer

